Form 10-Q
period 2007-09-30
MF Global Ltd.
filed 2007-11-13
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33590

MF GLOBAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0551260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Clarendon House 2 Church Street Hamilton HM11, Bermuda
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (441) 295-5950

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of common shares outstanding of the registrant as of September 30, 2007 was 119,632,432.

MF GLOBAL LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Revenues
Execution only commissions	$136,201	$94,171	$246,497	$192,232
Cleared commissions	357,821	284,822	716,494	612,825
Principal transactions	112,590	57,026	212,545	191,534
Interest income	1,258,362	849,163	2,250,590	1,471,368
Other	19,322	6,106	28,762	15,247

Total revenues	1,884,296	1,291,288	3,454,888	2,483,206

Interest and transaction-based expenses:
Interest expense	1,144,614	751,055	2,047,606	1,355,256
Execution and clearing fees	232,820	156,726	454,221	331,947
Sales commissions	71,358	60,476	143,154	117,151

Total interest and transaction-based expenses	1,448,792	968,257	2,644,981	1,804,354

Revenues, net of interest and transaction-based expenses	435,504	323,031	809,907	678,852

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	252,039	183,704	467,417	415,188
Employee compensation related to non-recurring IPO awards	15,018	—	15,018	—
Communications and technology	28,412	25,410	55,059	48,674
Occupancy and equipment costs	8,748	9,464	17,311	17,116
Depreciation and amortization	13,053	11,553	25,436	21,833
Professional fees	17,501	9,741	31,973	18,173
General and other	26,825	28,315	44,844	42,126
PAAF legal settlement	69,000	—	69,000	—
IPO-related costs	26,489	7,447	47,241	7,447
Refco integration costs	742	1,828	2,069	15,795

Total other expenses	457,827	277,462	775,368	586,352

Gains on exchange seats and shares	10,946	5,511	74,247	14,094
Loss on extinguishment of debt	18,268	—	18,268	—
Interest on borrowings	22,448	11,299	31,140	21,913

(Loss)/Income before provision for income taxes	(52,093)	39,781	59,378	84,681
Provision for income taxes	36,905	14,539	73,764	28,544
Minority interests in income of combined companies (net of tax)	1,270	270	2,213	768
Equity in earnings of unconsolidated companies (net of tax)	(324)	459	(1,096)	1,136

Net (loss)/income	$(90,592)	$25,431	$(17,695)	$56,505

(Loss)/Earnings per share (see Note 11):
Basic	$(0.78)	$0.25	$(0.16)	$0.54
Diluted	$(0.78)	$0.25	$(0.16)	$0.54
Weighted average number of common shares outstanding:
Basic	116,732,733	103,726,453	110,284,746	103,726,453
Diluted	116,732,733	103,726,453	110,284,746	103,726,453

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30,	March 31,
	2007	2007
Assets
Cash and cash equivalents	$2,614,082	$1,733,098
Cash segregated under Federal and other regulations	5,767,589	4,373,496
Securities purchased under agreements to resell	28,674,816	19,056,287
Securities borrowed	3,166,893	4,843,281
Securities received as collateral	370,404	555,229
Securities owned, at fair value ($9,590,619 and $10,126,783 pledged, respectively)	14,268,169	13,598,979
Receivables:
Brokers, dealers and clearing organizations	8,270,424	6,185,144
Customers (net of allowances of $14,446 and $13,370 respectively)	1,239,264	801,643
Affiliates	10,839	12,004
Other	45,068	41,741
Memberships in exchanges, at cost (market value of $61,287 and $140,904, respectively)	9,539	17,514
Furniture, equipment and leasehold improvements, net	52,565	45,756
Goodwill	58,618	35,767
Intangible assets, net	213,197	202,291
Other assets	291,320	168,042

TOTAL ASSETS	65,052,787	51,670,272

Liabilities and Shareholders’ Equity/ Equity
Short-term borrowings, including current portion of long-term borrowings	1,533,319	82,005
Securities sold under agreements to repurchase	24,688,668	16,874,222
Securities loaned	7,430,230	10,107,681
Obligation to return securities borrowed	370,404	555,229
Securities sold, not yet purchased, at fair value	6,655,503	3,378,462
Payables:
Brokers, dealers and clearing organizations	4,199,781	2,561,509
Customers	18,458,996	15,756,035
Affiliates	83,133	869,897
Accrued expenses and other liabilities	376,840	345,868
Long-term borrowings	—	594,622

TOTAL LIABILITIES	63,796,874	51,125,530

Commitments and contingencies (Note 13)
Minority interests in consolidated subsidiaries	8,265	6,973

SHAREHOLDERS’ EQUITY/ EQUITY
Preference shares, $1.00 par value per share; 200,000,000 shares authorized, no shares issued and outstanding	—
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 119,632,432 shares issued and outstanding	119,632
Additional paid-in capital	1,217,910
Accumulated other comprehensive income (net of tax)	698
Accumulated deficit	(90,592)

TOTAL SHAREHOLDERS’ EQUITY/ EQUITY	1,247,648	537,769

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/ EQUITY	$65,052,787	$51,670,272

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income	$(17,695)	$56,505
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Realized gains on sale of exchanges seats and shares	(143,890)	(4,293)
Depreciation and amortization	25,436	21,833
Stock-based compensation expense	40,052	10,771
Bad debt expense	2,634	3
Deferred income taxes	(30,984)	(11,948)
Equity in income of unconsolidated affiliates	1,096	(1,136)
Income applicable to minority interests, net of tax	2,213	768
Loss on extinguishment of debt	18,268	—
Loss on disposal of furniture, equipment and leasehold improvements	234	—
(Increase)/decrease in operating assets:
Cash segregated under Federal and other regulations	(1,316,041)	(260,955)
Securities purchased under agreements to resell	(9,618,529)	(5,786,064)
Securities borrowed	1,676,388	726,579
Securities owned	(652,384)	(4,984,583)
Receivables:
Brokers, dealers and clearing organizations	(2,006,766)	1,035,593
Customers	(410,652)	65,387
Affiliates	17,097	9,730
Other	(2,625)	9,970
Other assets	(88,219)	(533)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	7,814,446	8,399,245
Securities loaned	(2,677,451)	(1,109,747)
Securities sold, not yet purchased, at fair value	3,277,041	2,264,954
Payables:
Brokers, dealers and clearing organizations	1,635,671	(439,135)
Customers	2,506,420	44,310
Affiliates	52,938	57,737
Accrued expenses and other liabilities	34,145	(612)

Net cash provided by operating activities	$138,843	$104,379

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $8,236 cash acquired (Note 3)	$(49,759)	$—
Proceeds from sale of memberships in exchanges	164,182	7,354
Purchase of memberships in exchanges	(900)	(3,627)
Purchase of furniture, equipment and leasehold improvements	(17,760)	(15,525)
Proceeds from sale of furniture, equipment and leasehold improvements	149	8

Net cash provided by/(used in) investing activities	95,912	(11,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge financing	1,400,000	—
Proceeds from other short-term borrowings	51,314	71,195
Repayments of private placement notes	(472,620)	—
Repayments of borrowings from Man Group	(927,380)	(6,434)
Proceeds from Recapitalization	516,223	—
Proceeds from Man Group for indemnification of tax expense	54,997	—
Distribution to minority interest	(523)	—
Dividends to Man Group	(1,011)	—

Net cash provided by financing activities	621,000	64,761

Effect of exchange rates on cash and cash equivalents	25,229	2,245

Increase in cash and cash equivalents	880,984	159,595
Cash and cash equivalents at beginning of year	1,733,098	1,413,512

Cash and cash equivalents at end of year	$2,614,082	$1,573,107

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	184,825	(382,877)
Obligation to return securities borrowed	(184,825)	382,877
Net distributions to Man Group	139,900	(26,641)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Additional paid-in capital	Retained Earnings (Subsequent to Reorganization and Separation)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity/Equity
Equity at March 31, 2007					$537,769
Net income prior to Reorganization and Separation					72,897
Dividends to Man Group prior to Reorganization and Separation					(1,011)
Foreign currency translation					(462)
Change in available for sale securities prior to Reorganization and Separation					(24,652)
Net distribution to Man Group prior to Reorganization and Separation					139,900

Total Equity prior to Reorganization and Separation					$724,441

Issuance of shares as part of Formation and Separation	$103,727	$620,714			$724,441
Effect of Recapitalization	17,379	498,844			516,223
Shares repurchased from Man Group	(1,474)	1,474			—
Tax indemnification from Man Group as capital contribution		54,997			54,997
Non cash contribution for Man Group plc equity awards		1,829			1,829
Stock compensation award expense		40,052			40,052
Net loss following Reorganization and Separation			(90,592)		(90,592)
Foreign currency translation				4,895	4,895
Unrealized gains/losses on cash flow hedges (net of $2,917 tax)				(4,197)	(4,197)

Shareholders’ equity at September 30, 2007	$119,632	$1,217,910	$(90,592)	$698	$1,247,648

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Net (Loss)/ Income	$(90,592)	$25,431	$(17,695)	$56,505
Other comprehensive income adjustments:
Unrealized losses on cash flow hedges (net of $2,917 tax)	(4,197)	—	(4,197)	—
Foreign currency translation adjustment	4,895	1,183	4,433	650

Comprehensive (loss)/income	$(89,894)	$26,614	$(17,459)	$57,155

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 1: Organization and Basis of Presentation

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading participant on the world’s major futures and securities exchanges and provides execution and clearing services for exchange-traded and over-the-counter derivative products, as well as for foreign exchange contracts and securities in the cash markets. The Company operates globally, with a presence in the United States, United Kingdom, France, Singapore, Australia, Hong Kong, Canada, and India, among others. The Company is a leading specialist broker in exchange-traded derivatives and serves a worldwide client base, ranging from financial institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

The Company’s principal subsidiaries operate as registered futures commission merchants and as broker-dealers, or the local equivalent, and maintain futures, options and securities accounts for customers. The Company’s subsidiaries are members of various commodities, futures, and securities exchanges in the United States, Europe, and the Asia/Pacific region and accordingly are subject to local regulatory requirements including those of U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”), and the U.K. Financial Services Authority (“FSA”), among others.

These unaudited financial statements include the following:

•	Subsequent to the Company’s Reorganization and Separation (defined below), the consolidated accounts of MF Global Ltd. and its subsidiaries.

•	Prior to such reorganization and separation, the combined financial statements of Man Financial, the brokerage division of Man Group plc and its subsidiary companies (“Man Group”), a U.K. corporation.

Initial Public Offering

The Company completed an initial public offering (“IPO”) of its common shares on July 19, 2007.

In July 2007, Man Group separated its brokerage business from its asset management business by transferring all of the entities and net assets of Man Group and its subsidiaries whose business comprised its brokerage business to Man Financial Overseas Ltd. and ED&F Man Group Ltd., two holding companies incorporated in the U.K. (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of Man Financial Overseas Ltd., ED&F Man Group Ltd., Man Financial (S) Pte Ltd. and Man Financial Holdings (HK) Ltd. to MF Global Ltd. (“MF Global”), a Bermuda holding company, in connection with the IPO. In exchange for full ownership of these entities, MF Global issued 103,726,353 common shares to Man Group (the “Separation”). Following these transactions, the Company was owned by Man Group, and owned, directly or indirectly, all of the brokerage division. MF Global Finance USA Inc. and a newly formed Delaware corporation, MF Global Finance North America Inc., function as the Company’s U.S. finance subsidiaries.

Man Group also made a net capital contribution of $516,223 in cash to the Company in return for 17,379,493 common shares that the Company issued to the Man Group selling shareholder (the “Recapitalization”). The Recapitalization was based on the Company’s estimated equity at June 30, 2007, as adjusted for certain subsequent transactions, and estimated on the date of the Recapitalization. The Company and Man Group are recalculating the net capital contribution amount based on the Company’s balance sheet as of June 30, 2007, with reasonable adjustment thereto, with additional consideration for activity subsequent to June 30, 2007 but prior to the IPO. To the extent the latter calculation of the net capital contribution produces a figure that is different from the original calculation, the difference will be reconciled through further cash payment between Man Group and the Company, as appropriate.

Also, pursuant to a separation agreement entered into with Man Group, the Company received $54,997 from Man Group as reimbursement for a one-time tax charge, which has been recorded through Shareholders’ Equity as a capital contribution from a shareholder. In the prior year, Man Group reorganized its U.S. affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the IPO had the effect

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

of converting this earlier spin-off transaction into a fully taxable one and triggered a one-time tax charge. Under U.S. income tax principles, the Company is liable for this tax, and was reimbursed by Man Group. Any remaining amount will be reimbursed in the final settlement.

On July 19, 2007, Man Group received all of the net proceeds from the issuance of 97,379,765 shares at an IPO price of $30 per share and retained approximately 18.6% ownership in the Company. The Company did not receive any proceeds from the sale of these common shares. Man Group also transferred 1,473,514 common shares previously issued to and held by it to the Company for one dollar in aggregate by way of a share adjustment based on the difference between the estimated and final IPO price.

Basis of Presentation

The unaudited consolidated and combined financial statements are prepared in conformity with US GAAP. Management believes that these unaudited consolidated and combined financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the unaudited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Stockholders’ Equity/ Equity and Comprehensive Income for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted as permitted by Article 10 of regulation S-X and the rules and regulations of the SEC. These Unaudited Consolidated and Combined Financial Statements should be read in conjunction with the Company’s audited annual financial statements for the years ended March 31, 2007, 2006, and 2005 included in the Company’s F-1 Registration Statement (File No. 333-143395) filed with the SEC on July 18, 2007.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of September 30 and March 31, 2007, the Company had a 20% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”) and a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”).

The unaudited consolidated financial statements for the three months ended September 30, 2007, represent the Company’s first reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007 the Company’s financial statements were prepared on a combined basis as if the Company had existed on a stand-alone basis and in conformity with US GAAP. The unaudited combined financial statements were carved out from Man Group and include the accounts of the Company and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses. The unaudited carved-out combined financial statements may not necessarily reflect the results of operations, financial position and cash flows if the Company had actually existed on a stand-alone basis during the periods presented. The unaudited carve-out combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group.

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. Although the Company believes the terms of these agreements contain commercially reasonable terms that could have been negotiated with an independent third party, the terms of these agreements may later prove to be more or less favorable than arrangements the Company could make to provide these services internally or to obtain them from unaffiliated service providers in the future. See Note 15 for further details on costs incurred with Man Group.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

Collateral

The Company enters into financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations, and equities, or cash. The Company records assets it has pledged as collateral in secured borrowings and other arrangements on the Consolidated and Combined Balance Sheets when the Company is the debtor as defined by SFAS No. 140.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, to enter into securities lending or to cover short positions. As of September 30, 2007 and March 31, 2007, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $39,261,915 and $20,136,607, respectively, of which the Company sold or repledged $38,470,023 and $19,828,223, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Available for Sale Securities

Memberships in exchanges owned by the Company that are not required to conduct business are recorded at fair value within Securities Owned. During the year ended March 31, 2007, the Company classified certain of these exchange memberships as available for sale securities and accounted for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” because they were not held by one of the Company’s broker-dealer or Futures Commission Merchant subsidiaries. These shares were obtained in a cash-free exchange upon demutualization of an exchange; the memberships were carried at cost prior to the demutualization. As of September 30, 2007, there were no available for sale securities held, as they were sold to Man Group.

Income Taxes

The income tax provision is reflected in the combined statements of operations as if the Company operated on a stand-alone basis for all periods, consistent with the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred income taxes are provided for differences between the carrying value of assets and liabilities for financial reporting and income tax purposes, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

The Company has classified deferred tax assets within Other assets, and deferred tax liabilities and accrued taxes payable within Accrued expenses and other liabilities on the Consolidated and Combined Balance Sheets.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), provides recognition criteria and a related measurement model for tax positions taken by companies. Under FIN 48, a tax position is a position in a previously filed tax return or a position

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized. The Company adopted the provisions of FIN 48 effective April 1, 2007. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. As of adoption, the Company had gross unrecognized tax benefits of $4,740. The total balance would, if recognized, affect the Company’s effective income tax rate in future periods.

In the three months ended September 30, 2007, the Company increased the unrecognized tax benefit related to prior years’ tax positions by $2,654. The change was primarily due to our evaluation of uncertain tax positions relating to certain transactions that occurred prior to the IPO the tax status of which may have been affected by the IPO. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense.

Equity

Prior to the Reorganization and Separation, the Company’s unaudited financial statements were prepared on a combined basis, and as such, the Company’s equity reflects an aggregation of accumulated earnings, accumulated comprehensive income/loss, and foreign currency translation adjustments. For periods after the Reorganization and Separation, shareholders’ equity and its components have been presented on a consolidated basis from the date of the Reorganization and Separation prospectively.

Recently Issued Accounting Pronouncements

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting FIN 39-1 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS No. 159 on the Company’s combined financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently considering the impact of the adoption of SFAS No. 157 on the Company’s combined financial statements.

Note 3: Goodwill and Intangible Assets

During the six months ended September 30, 2007, the Company made two acquisitions, BrokerOne Pty. Ltd. and FXA Securities Ltd., which were not significant on an individual or aggregate basis. BrokerOne is the largest online broker for retail clients and professional traders in Australia, while FXA Securities Ltd. is a leading provider of online foreign exchange products to retail investors in Japan. The Company is still finalizing the purchase accounting for these acquisitions.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The impact of these acquisitions on Goodwill is as follows:

Balance as of March 31, 2007	$35,767
Acquisitions	22,851

Balance as of September 30, 2007	$58,618

The impact of these acquisitions on Intangible Assets, net, is as follows:

	September 30, 2007	March 31, 2007
Customer relationships
Gross carrying amount	$267,214	$244,875
Accumulated amortization	(71,556)	(57,879)

Net carrying amount	195,658	186,996

Technology assets
Gross carrying amount	31,357	27,858
Accumulated amortization	(16,415)	(14,200)

Net carrying amount	14,942	13,658

Trade names
Gross carrying amount	3,257	2,187
Accumulated amortization	(660)	(550)

Net carrying amount	2,597	1,637

Total	$213,197	$202,291

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follow:

	September 30, 2007		March 31, 2007
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$664,244	$13,966,882	$597,831	$12,089,184
Foreign currency and other OTC derivative transactions	517,179	4,137,414	134,740	3,461,308
Securities transactions	53,088	237,861	54,366	181,087
Other	4,753	116,839	14,706	24,456

Total	$1,239,264	$18,458,996	$801,643	$15,756,035

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 5: Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in secured financing transactions. As of September 30, 2007, the market value of collateral received under resale agreements was $61,633,764, of which $421,521 was deposited with clearing organizations. As of March 31, 2007, the market value of collateral received under resale agreements was $40,408,815, of which $668,818 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of September 30 and March 31, 2007, the market value of collateral pledged under repurchase agreements was $64,173,639 and $39,720,533 respectively. As of September 30 and March 31, 2007, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Equity.

In accordance with SFAS No. 140, the Company de-recognized assets and liabilities from the Consolidated and Combined Balance Sheets. At September 30, 2007, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $12,357,647 and $6,207,897, respectively, at contract value.

Securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC totaled $2,059,291 and $3,142,993 at September 30 and March 31, 2007, respectively.

The carrying values of the assets sold under repurchase transactions, including accrued interest, by maturity date are:

	September 30, 2007
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Governments	$2,591,509	$4,109,774	$4,480,769	$352,565	$586,092	$12,120,709
U.S. Corporations	100,601	17,395	208,443	—	29,250	355,689
Foreign Governments	242,899	1,986,371	4,681,908	1,290,689	1,149,716	9,351,583
Foreign Corporations	2,400,282	144,641	315,764	—	—	2,860,687

Total	$5,335,291	$6,258,181	$9,686,884	$1,643,254	$1,765,058	$24,688,668

	March 31, 2007
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Governments	$406,784	$2,145,413	$4,417,977	$633,021	$923,519	$8,526,714
U.S. Corporations	187,254	—	37,067	—	—	224,321
Foreign Governments	83,293	203,371	5,174,329	347,583	756,841	6,565,417
Foreign Corporations	1,414,135	6,636	136,999	—	—	1,557,770

Total	$2,091,466	$2,355,420	$9,766,372	$980,604	$1,680,360	$16,874,222

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to broker, dealers and clearing organizations consist of the following:

	September 30, 2007		March 31, 2007
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$230,663	$228,581	$189,034	$157,598
Due from/to clearing broker	1,436,490	58,971	1,506,597	188,503
Due from/to clearing organizations	3,002,403	282,015	2,485,947	46,068
Fees and commissions	5,134	38,371	4,650	63,061
Unsettled trades and other	3,595,734	3,591,843	1,998,916	2,106,279

Total	$8,270,424	$4,199,781	$6,185,144	$2,561,509

Note 7: Securities Owned and Securities Sold, Not Yet Purchased

Securities owned, at fair value, and financial instruments sold, but not yet purchased, consist of the following:

	September 30, 2007		March 31, 2007
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$4,326,296	$2,724,136	$2,020,701	$1,010,127
Corporate debt securities	3,030,299	—	3,146,826	—
Foreign government bonds	1,978,455	3,255,281	488,274	1,212,477
Mutual funds	—	—	1,123,800	—
Equities	4,899,256	676,086	6,656,313	1,153,164
Shares held due to demutualization of exchanges	33,802	—	154,823	—
Other	61	—	8,242	2,694

Total	$14,268,169	$6,655,503	$13,598,979	$3,378,462

At September 30 and March 31, 2007, $889,082 and $1,771,342, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

Note 8: Borrowings

Short term borrowings consist of the following:

	September 30, 2007	March 31, 2007
364-Day Bridge Facility	$1,400,000	$—
Bank overdrafts	133,319	25,453
Current portion of long-term borrowings	—	56,552

Total	$1,533,319	$82,005

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Long-term borrowings consist of:

	September 30, 2007	March 31, 2007
Borrowings from Man Group	$—	$142,970
5.47% Subordinated Notes due 2014 (less unamortized discounts of $684)	—	154,497
6.15% Subordinated Notes due 2015 (less unamortized discount of $204)	—	49,063
4.84% Senior Notes due 2009 (less unamortized discounts of $260)	—	142,222
5.34% Senior Notes due 2011 (less unamortized discounts of $155)	—	59,451
5.93% Senior Notes due 2014 (less unamortized discounts of $155)	—	49,170
Floating Rate Senior Notes due 2007 (less unamortized discounts of $81)	—	44,919
Derivatives - held for hedging purposes	—	8,882

Total long-term borrowings	—	651,174

Less: Current portion	—	56,552
Long-term borrowings, excluding current portion	$—	$594,622

As of March 31, 2007, the Company’s long term debt consisted of subordinated borrowings with Man Group and private placement notes. Additionally, the Company had interest rate swaps in place to swap the fixed rate interest payments on subordinated and senior debt to floating rate. In July 2007, the Company entered into a 364-day unsecured committed revolving credit facility in an aggregate principal amount of up to $1,400,000, (the “bridge facility”), with several financial institutions. In July 2007, all outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from a $1,400,000 borrowing under the bridge facility. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, the Company’s ability to be acquired, fundamental changes to its business and failure to maintain required regulatory capital.

In repaying the private placement notes and terminating the interest rate swaps prior to their scheduled maturity, the Company incurred a loss on the early extinguishment of debt of $18,268 in the three months ended September 30, 2007, which has been disclosed separately within the Consolidated Statement of Operations. The Company expects to replace borrowings under its bridge facility with the issuance of new debt.

In anticipation of the issuance of new debt, the Company has entered into interest rate swaps, to eliminate the variability of cash flows due to changes in the U.S. Treasury rate. The interest rate swaps fix the interest rate to be applied on the first ten forecasted semi-annual interest payments associated with the Company’s planned issuance of debt. The changes in fair value of these interest rate swaps are designated and qualify as cash flow hedges in accordance with SFAS 133, and are recorded in Other Comprehensive Income within Shareholders’ Equity. The Company tests hedge effectiveness quarterly, on both a prospective and retrospective basis, using the dollar-offset method. During the three and six months ended September 30, 2007, there was no ineffectiveness related to this cash flow hedge, and as such no amounts have been recognized in the Consolidation Statement of Income, within Principal Transactions. The impact of the swap will be reclassified into earnings when the Company issues the related debt and makes interest payments thereon.

Note 9: Stock-Based Compensation Plans

In December 2004, the FASB issued SFAS No. 123R. SFAS No. 123R requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes APB No. 25. Effective April 1, 2006, the Company implemented SFAS No. 123R using the modified prospective transition method.

Under this transition method, the compensation expense recognized beginning April 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and APB No. 25, and (ii) all stock-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense is generally recognized

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

ratably over the requisite service period. The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change of $1,012 ($676, net of tax), at April 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Prior to April 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123. In adopting the provisions of SFAS No. 123R, the Company will now recognize compensation expense for the Employee Stock Purchase Plan and record compensation expense for the Performance Share Plan on a straight-line basis. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Stock-based compensation issued by MF Global

In connection with the IPO, the Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of share options, share appreciation rights, restricted shares, restricted share units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. Up to 24,000,000 shares may be issued under the LTIP.

On the date of the IPO, the Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years and are generally not exercisable for the first year following the IPO. The vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an initial exercise price of $30 per share, equal to the price per common share in the IPO. Restricted share units vest in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were also issued to employees. These awards vest in full after one year, following the IPO, subject to continued employment. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and presented in Employee Compensation related to non-recurring IPO awards within the Consolidated Statement of Operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R). Net income for the three and six months ended September 30, 2007 includes $24,963 of compensation costs and $8,737 of income tax benefits related to the Company’s stock-based compensation arrangements. Of this amount, $9,960 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $15,018 of compensation costs have been recorded in Employee compensation related to non-recurring IPO awards within the Consolidated Statement of Operations.

The fair value of each share option is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected Volatility: Based on the lack of historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group that took into account the criteria outlined in SEC Staff accounting bulletin No. 107 (“SAB 107”): industry, market capitalization, stage of life cycle, and capital structure.

Expected Term: Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the ‘simplified’ calculation method, which was provided for by SAB 107 to be used for companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

Expected Dividend Yield: The Company has not paid and does not expect to pay dividends in the future. Accordingly, the assumed dividend yield is zero.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Risk Free Interest Rate: The risk-free rate is determined using the implied yield currently available on zero-coupon U.S. government bonds with a term consistent with the expected term on the date of grant.

Six months ended September 30, 2007
Expected volatility	32.0%
Risk free interest rate	4.9%
Expected dividend yield	0.0%
Expected term	4.5 years

The following tables summarize activity for the Company’s plans for the six months ended September 30, 2007:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	—	$—	—	$—
Granted	11,468,817	30.00	7.0
Forfeited	—

Stock options outstanding as of September 30, 2007	11,468,817	30.00	6.8	—
Stock options expected to vest as of September 30, 2007	10,253,147	30.00	6.8	—
Stock options exercisable at September 30, 2007	—	$—	—	$—

	Restricted Share Units		Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2007	—	$—	—	$—
Granted	7,507,879	30.00	311,935	30.00
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested as of September 30, 2007	7,507,879	$30.00	311,935	$30.00

Total unrecognized compensation expense remaining	$175,075		$7,106
Weighted-average years expected to be recognized over	2.8		2.8

Stock-based compensation issued by Man Group

Historically, certain of the Company’s employees were granted awards under several stock-based incentive plans established by Man Group and approved by Man Group’s Remuneration Committee. At the IPO, employees that held these awards were deemed to have terminated employment with Man Group as ‘good leavers’ and outstanding awards were treated in accordance with plan guidelines. The Company did not assume or convert Man Group awards into LTIP awards or into common shares of the Company. The information presented below for the six months ended September 30, 2007 includes activity through the date of the IPO and relate only to employees of the Company. Subsequent to the IPO, expense and awards exercised related to these plans are being incurred by Man Group.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Net income for the six months ended September 30, 2007 includes $22,764 of compensation costs and $8,088 of income tax benefits related to Man Group’s stock-based compensation arrangements through July 18, 2007. Net income for the three months ended September 30, 2007 includes $15,088 of compensation costs and $5,281 of income tax benefits related to Man Group’s stock-based compensation arrangements through July 18, 2007. Of the total $15,088 charge recorded in the three months ended September 30, 2007, $14,579 was recorded related to the vesting of Man Group plc awards at the IPO under the plan terms. Net income for the six months ended September 30, 2006 includes $10,771 of compensation costs and $3,231 of income tax benefits related to stock-based compensation arrangements. Net income for the three months ended September 30, 2006 includes $6,266 of compensation costs and $2,193 of income tax benefits related to stock-based compensation arrangements. All of these compensation costs have been recorded in Employee compensation and benefits (excluding non-recurring IPO awards) within the unaudited Consolidated and Combined Statements of Operations. Certain stock-based compensation awards have been classified as liabilities in the unaudited Combined Balance Sheet as of September 30, 2006.

Executive Share Option Plan

Executive share option awards are stock option awards granted to selected senior employees and directors, where the ability to exercise the stock option depends on Man Group’s achievement of a financial target. The financial target is based on the retail price index, plus a margin, and on Man Group’s earnings per share, as defined by the plan. Man Group’s financial target is measured over three consecutive years, as defined by the plan. Executive share option awards are granted at the market value of Man Group stock on the date of grant, vest over three years, and lapse if the financial target is not achieved after three years. When exercised, the holder receives Man Group shares in exchange for paying cash consideration equal to the option price.

At the IPO, all outstanding executive share option awards became vested and exercisable to the extent the applicable performance criteria were achieved by Man Group as of March 31, 2007, and any options with respect to which the performance criteria were not achieved were forfeited. To the extent vested, outstanding Man Group options are exercisable for 12 months after the IPO.

The following table summarizes activity for Man Group’s Executive Share Option plan for the six months ended September 30, 2007:

	Options	Weighted- Average Exercise Price (per share) (1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	1,768	$5.22	7.2	$10,100
Exercised	216	3.32	4.4	1,973
Vested at IPO (2)	1,552	5.59	—	—

Stock options outstanding as of September 30, 2007 (2)	—	—	—	—
Stock options vested as of September 30, 2007 (2)	—	—	—	—
Stock options exercisable at September 30, 2007(2)	—	$—	—	$—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.
(2)	The Company has no further obligation for these awards. Awards vested at IPO are exercisable through Man Group plc.

During the six months ended September 30, 2007, Man Group issued no stock option awards. During the six months ended September 30, 2006, Man Group issued 501 stock option awards with a weighted-average grant date fair value of $2.38. The total intrinsic value of stock options exercised during the six months ended September 30, 2007 and 2006 was $1,973 and $96, respectively. During the six months ended September 30, 2007, there were 216 stock options exercised with a $1,973 impact on cash flows from operations and financing activities.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The Company estimates the fair value of options granted under the Employee Stock Purchase Plans using the Black-Scholes option-pricing model and uses a binomial lattice option-pricing model to estimate the fair value of Executive Share Option Plan awards. These pricing models require the input of assumptions related to exercise behavior and a price volatility assumption for the underlying stock. Changes in the assumptions can materially affect the estimate of fair value and results of operations could be materially impacted.

The assumptions used for the six months ended September 30, 2007 and 2006 were as follows:

Expected Volatility: The expected volatility factor used to estimate the fair value of stock options awarded is based on the historical volatility of Man Group’s common stock over a period consistent with the expected term of the option and on implied volatility of market-traded options on Man Group’s common stock, together with other factors.

Expected Dividend Yield: The dividend yield assumptions are based on an analysis of Man Group’s average historical dividend yield prior to each award date, together with other factors.

Risk Free Interest Rate: The risk-free rate is determined using the implied yield currently available on zero-coupon U.S. and U.K. government bonds (where applicable) with a term consistent with the expected option life.

The grant date fair value of each option grant has been estimated with the following weighted-average assumptions:

Six months ended September 30, 2006
Expected volatility	30.0%
Risk free interest rate - Executive Share Option Plan	4.8%
Risk free interest rate - Employee Stock Purchase Plan	5.0%
Expected dividend yield	2.5%
Expected term - Executive Share Option Plan	8.5 years
Expected term - Employee Stock Purchase Plan	3.4 years

The binomial lattice option-pricing model used to value the Executive Share Option Plan contains a model for early exercise behavior. The output of the model can be used to derive the expected term of the options granted.

Performance Share Plan

Performance share awards, granted to selected senior employees and executive directors, is a stock-based award in which the number of shares ultimately received by the participant depends on Man Group’s achievement of a financial target. The financial target is based on Man Group’s average return on equity measured over three consecutive years, as defined by the plan. Participants are awarded shares in the plan by Man Group’s Remuneration Committee. Participants can also purchase Man Group shares using their cash bonus or by taking out a non-interest bearing loan with Man Group to further invest in the plan. Based on the shares awarded and shares purchased for further investment in the plan, participants are entitled to receive matching shares of Man Group stock if the financial target is met. All shares that are awarded through the plan vest over three to four years, but lapse if the financial target is not met for the three year measurement period. The amount of Man Group stock matched to shares in the plan ranges from 0% to 100%, depending on the degree Man Group achieved the financial target.

At the IPO, all outstanding performance share awards were allocated to participants on a pro-rata basis (based on service during the three-year performance period) and the remaining share awards were forfeited. As a result of the IPO, the holding periods applicable to shares purchased by employees lapsed and became freely tradable, subject to certain restrictions. Underlying Man Group shares will be delivered subject to the achievement of certain performance criteria.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

During the six months ended September 30, 2007 and 2006, 0 and 1,051 shares were purchased by participants for additional investment in the plan. During the six months ended September 30, 2007, Man Group issued no performance share awards. During the six months ended September 30, 2006, Man Group issued 172 performance share awards with a weighted-average grant date fair value of $6.68. The total fair value of performance share awards distributed to participants during the six months ended September 30, 2007 and 2006 was $0 and $8,210, respectively.

Co-Investment Plan

The Co-Investment plan allows selected senior employees to use a portion of their cash bonus to purchase Man Group stock for investment within the plan. Participants can also purchase shares by taking out a non-interest bearing loan with Man Group to further invest in the plan. Shares held as investment within the plan for at least three years are matched by four shares of Man Group stock. Participants vest into the matching Man Group shares after one additional year. The plan limits the total value that can be received by a participant at 100% of their cash bonus, including both their original investment in the plan and the matching shares of Man Group stock.

As a result of the IPO, the holding periods applicable to shares purchased by employees lapsed and become freely tradable, subject to certain restrictions. Outstanding matching shares awarded to employees vested on a pro-rata basis as of the IPO, and are exercisable for six months after the IPO. The remaining matching shares have been forfeited.

During the six months ended September 30, 2007 and 2006, 0 and 836 shares were purchased by participants for additional investment in the plan. During the six months ended September 30, 2007, Man Group issued no matching share awards. During the six months ended September 30, 2006, Man Group issued 3,346 matching share awards with a weighted-average grant date fair value of $6.80. The total fair value of matching awards distributed to participants during the six months ended September 30, 2007 and 2006 was $0 and $22,750, respectively.

A summary of the activity of performance share awards and matching co-investment plan shares as of September 30, 2007 and changes during the six months then ended is presented below:

	Performance Share Plan		Co-investment Plan
	Awards	Weighted- Average Grant Date Fair Value (per award) (1)	Awards	Weighted- Average Grant Date Fair Value (per award) (1)
Nonvested as of April 1, 2007	4,747	$5.04	11,793	$5.08
Vested	3,699	4.73	8,800	4.75
Forfeited	1,048	6.53	2,993	6.29

Nonvested as of September 30, 2007	—		—
Total unrecognized compensation expense remaining	$—		$—
Weighted-average years expected to be recognized over	—		—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Employee Stock Purchase Plans

In accordance with local tax regulations in the U.K. and U.S, Man Group sponsors two employee stock purchase plans, which allow all employees to invest funds within the plan, that contain an option to purchase shares of Man Group stock at a discount, subject to certain terms and conditions. Participants in the U.K. can invest in the plan over 3 or 5 years, after which they are eligible to purchase shares at a 20% discount from the market value of Man Group stock when the investment in the plan was originally made. In the U.S., participants can invest in the plan for two years, after which they are eligible to purchase shares at a 15% discount from the market value of Man Group stock when the investment in the plan was originally made. In the U.S. plan, once vested, participants have the option of receiving cash or shares of Man Group stock within one year. If Man Group stock is selected, participants are required to hold the shares for one additional year.

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. U.K. employees continued to be eligible to participate in this plan for six months after the IPO and shares purchased under the plan became freely transferable. During the six months ended September 30, 2007 the Company issued 271 shares under the employee stock purchase plan at an average option price of $9.43 per share.

Note 10: Income Taxes

Effective income tax rate

The effective income tax rate for the three and six months ended September 30, 2007 was (71%) and 124%, respectively, as compared to approximately 37% and 34% for the three and six months ended September 30, 2006, respectively. The change in the effective tax rate primarily relates to the impact of non-recurring costs, as well as to non-deductible IPO-related costs incurred in the six months ended September 30, 2007 and a $59,500 one-time tax charge triggered by the IPO on a prior period internal reorganization. In August 2006, Man Group reorganized its US affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the IPO had the effect of converting this earlier spin-off transaction into a fully taxable one and triggered a $59,500 one-time tax charge. Under U.S. income tax principles, one of the Company’s U.S. affiliates is liable for the tax, which is being fully reimbursed by Man Group. The Company has already received from Man Group a deposit in respect of the tax due to the IRS and paid that deposit over to the IRS. The Company’s effective tax rate on ordinary operations was approximately 35%.

Uncertain tax positions

The Company adopted FIN 48 as of April 1, 2007. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with FAS 109 of a position taken in a tax return.

As of adoption, the Company had gross unrecognized tax benefits of $4,740. The Company increased the gross amount of unrecognized tax benefits by $2,580 in the three months ended September 30, 2007, as a result of tax positions taken during the quarter.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $74 accrued for the estimated interest and penalties on unrecognized tax benefits at September 30, 2007.

The total balance of gross unrecognized tax benefits of $7,394 would, if recognized, affect the Company’s effective income tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on the results of operations or financial position of the Company.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

	Open Tax Year
Jurisdiction	Examination in progress	Earliest year subject to examination
United States	None	2000
United Kingdom	None	2005

Note 11: Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2007 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

Unvested restricted shares and restricted share units of 7,819,814 and unexercised stock options of 11,468,817 were excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2007, as they were anti-dilutive for the periods presented.

The computation of earnings per share is as follows:

	Three months ending September 30, 2007	Three months ending September 30, 2006	Six months ending September 30, 2007	Six months ending September 30, 2006
Basic and diluted earnings per share:
Numerator:
Net income	$(90,592)	$25,431	$(17,695)	$56,505

Denominator for basic calculation:
Basic weighted average common shares outstanding	116,732,733	103,726,453	110,284,746	103,726,453

Denominator for diluted calculation:
Basic weighted average common shares outstanding	116,732,733	103,726,453	110,284,746	103,726,453
Effect for dilutive securities	—	—	—	—

Diluted weighted average common shares outstanding	116,732,733	103,726,453	110,284,746	103,726,453

Basic earnings per share	$(0.78)	$0.25	$(0.16)	$0.54
Diluted earnings per share	$(0.78)	$0.25	$(0.16)	$0.54

The weighted average number of common shares outstanding for periods prior to the Reorganization and Separation is calculated using the common stock outstanding immediately following the Reorganization and Separation.

Note 12: Regulatory Requirements

Some of the Company’s subsidiaries are registered Futures Commission Merchants, broker-dealers or local equivalents and accordingly are subject to the capital rules of the CFTC, the SEC and principal exchanges of which they are a member.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In accordance with the CFTC’s net capital requirements (“Regulation 1.17”) one of the Company’s subsidiaries, MF Global Inc., is required to maintain adjusted net capital equivalent to the greater of $250 or the aggregate of 8% of customer maintenance margin requirements and 4% of noncustomer maintenance margin requirements. At September 30, 2007, the Company had adjusted net capital, as defined, of $563,979, which was $198,316 in excess of the minimum capital required to be maintained.

In accordance with the Uniform Net Capital Rule (“Rule 15c3-1”) of the Exchange Act, one of the Company’s subsidiaries, MF Global Securities Inc., is required to maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items as defined by Rule 15c3-1. At September 30, 2007, the Company had net capital, as defined, of $81,126, which was $76,624 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the CFTC and SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At September 30, 2007, the Company was in compliance with all of these provisions.

In accordance with the FSA in the U.K., the Company’s subsidiary, MF Global UK Limited must comply with Financial Resources requirements. The capital held is intended to absorb unexpected losses and is calculated in accordance with a standard regulatory formula that relates primarily to credit and market risk. The FSA requires firms to hold capital against counterparty/credit risk, position/market risk, foreign exchange risk, large exposures and fixed overheads. The major components of the calculation are counterparty risk and position risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. At September 30, 2007, the Company had financial resources, as defined, of $870,798, resource requirements of $274,195, and excess financial resources of $596,604.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at September 30 and March 31, 2007.

Note 13: Commitments and Contingencies

Legal

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. There is inherent difficulty in predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious legal position in the matters described below. The Company cannot predict the outcome of any of these claims, and an adverse resolution in certain of these matters could have a material adverse affect on its combined balance sheets, operating results and cash flows. Significant cases to which the Company is a party are as follows:

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc, formerly known as Man Financial Inc, the Company’s U.S. operating subsidiary, and seven of the Company’s employees, in connection with a CFTC-imposed shutdown of PAAF. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by the Company for PAAF. The complaint asserts various claims in connection with the Company’s opening and maintenance of a clearing and execution account for PAAF, which allegedly sustained

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

substantial trading losses from January to June 2005. The Company and its employees are alleged to have, among other things, (a) inappropriately accepted Eustace’s signatures in opening the PAAF account and subaccounts; (b) provided PAAF with monthly statements for each of its trading accounts, but followed Eustace’s instructions as to whom internet access to PAAF account information should be given and, in doing so, did not give PAAF’s Cayman Islands administrator internet access to information for one of the subaccounts; (c) concealed one PAAF subaccount from a PAAMCo director and employee; (d) effected Eustace’s instructions to transfer open futures and options positions between PAAF’s subaccounts; (e) at Eustace’s instruction, sent an e-mail to a potential investor advising of PAAF’s net asset value, which allegedly was false; (f) failed properly to monitor and evaluate the trading risks in the PAAF account; (g) committed trading errors in connection with the liquidation of the PAAF subaccounts; and (h) failed to supervise our employees. The receiver, in his complaint, alleges among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. The Company, and its employees, have denied all material allegations of the complaint. Although the complaint does not quantify the exact amount of damages sought, the amount claimed is estimated to be approximately $175,000 (with the plaintiff claiming that these damages should be tripled under RICO). The Company has, in turn, brought third-party actions against the directors of PAAF, an employee and the chairman of the board of the trading advisor to PAAF and UBS Fund Services (Cayman) Ltd., the administrator of PAAF, claiming negligence and requesting indemnification and contribution. The court-appointed receiver in this matter has, by judicial order, been replaced by a newly appointed “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. Motions for summary judgment were filed in July 2007 and a trial is scheduled to begin no earlier than in November 2007. In July 2007, the receiver ad litem dismissed all claims against six of our employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against us are substantially similar as those in the initial complaint. Man Group has agreed to indemnify the Company for all costs, expenses and liabilities the Company may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim for amounts in excess of $50,000, after giving effect to any insurance proceeds the Company receives. Although Man Group has agreed to indemnify the Company, the Company cannot assure that, in the event of an adverse judgment, the Company’s reputation, business, financial condition and/or operating results will not be adversely affected. The CFTC has been conducting an investigation of us relating to the PAAF matter, and the Company believes that the CFTC may seek to cite and fine the Company. The Company is currently in active discussions to settle this matter. As a result of these discussions, the Company has recorded a litigation accrual of $69,000 in its Consolidated Statement of Operations during the three months ended September 30, 2007. The Company believes that these settlement and litigation costs are substantially insured, however no insurance proceeds have been recognized as yet.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent or employee of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company has been involved in two arbitration proceedings relating to CCPM introduced accounts. The first arbitration involves claims made by Fairfield Capital Partners, Inc. and Alan Glassman before a National Futures Association panel. The second arbitration involves claims made by four claimants before a NASD panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in unauthorized transfers from, and trades into, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding are approximately $1,800 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The first arbitration case was settled for $230, as to one claimant and $550 as to the second claimant. Damages sought in the NASD proceeding are approximately $4,000 in compensatory damages and $12,000 in punitive damages. That case is in its discovery phase and hearings are scheduled for March 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. Therefore, no provision for losses has been provided in connection with this litigation.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Midland Euro Cases

The key contentions in a bankruptcy proceeding and a class action proceeding are that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that the Company (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleges that in the one year period preceding the bankruptcy petitions, the Company made voidable transfers to itself from the MEE accounts in the amount of not less than approximately $1,800. In the class action complaint, the plaintiffs allege that the Company, together with MEE’s accountants and its London bank, are liable for $90,000 of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO are sought. The Company has reached a settlement with plaintiffs in the class action suit, in which the Company paid the plaintiffs $4,140, subsequent to September 30, 2007. The Company has also reached a settlement with the bankruptcy trustee, in which the Company paid the trustee $100. As of September 30, 2007, the Company had a provision of $4,140.

Refco LLC Exchange Seats

In November 2005, the Company acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and the Company. As part of that transaction, the Company acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified the Company of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to us under the Acquisition Agreement and that, as a result, the Company is liable to Refco LLC for the value of the Shares, asserted to be approximately $57,000 at the date of closing under the Acquisition Agreement. To date, no legal proceeding has been commenced. The Company has negotiated a tentative settlement agreement with the trustee, subject to documentation and Court approval, pursuant to which all claims between the Company and all Refco related entities are settled by the Company paying $2,200 to the Refco Estate. The Company established a reserve of $2,200 during the three months ended September 30, 2007 related to this matter.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging negligent misrepresentation and breach of fiduciary duty. The claimants seek £3,700 ($6,425) in damages and speculative claims of up to an additional £9,000 ($15,628). As the matter is in its preliminary stage, no trial date has been set. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

CFTC Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of the Company’s individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement (“DOE”) of the CFTC. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, DOE staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The DOE staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals strongly dispute the contentions of the DOE staff and have submitted a written statement to the DOE, setting forth the reasons why the Company believes no proceeding should be brought. As this matter is in its earliest stage, the Company is unable to predict what action, if any, the CFTC will take. No provision for losses has been provided in connection with this potential matter.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). The case is at its earliest stages so it is difficult to determine exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been provided in connection with this litigation.

In addition to the matters discussed above, the Company is party to litigation and regulatory proceedings that arise in the ordinary course of business. Aside from the matters discussed above, the Company does not believe that it is a party to any pending litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on the Company’s business, results of operations or financial condition.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ,” requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of September 30, 2007, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of September 30, 2007 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

Additionally, in its normal course of business, the Company may enter into contracts that contain such representations and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of loss to be remote. The Company is a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote, and accordingly, no liability has been recorded.

Other Commitments

Certain clearing houses and clearing banks and firms used by the Company are given a security interest in certain assets of the Company held by those clearing organizations. These assets may be applied to satisfy the obligations of the Company to the respective clearing organizations.

Lines of Credit

In July 2007, the Company entered into the bridge facility in an aggregate principal amount of up to $1,400,000 with several financial institutions. As of September 30, 2007, this bridge facility was outstanding in full. Borrowings under the bridge facility (“bridge loan”) bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.29% per annum, at the Company’s current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. Advances are subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, our ability to be acquired, fundamental changes to the Company’s business and failure to maintain required regulatory capital. The Company has agreed to pay an arrangement fee of $500 and an administration fee of $100 in connection with the bridge facility and liquidity facility (described below). In addition, the Company also expects to pay a facility fee of 6 basis points per annum during the period the bridge facility is in effect.

The Company has a $1,500,000 five-year unsecured committed revolving liquidity facility (the “liquidity facility”). Borrowings under the liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.27% per annum, at the Company’s current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. In addition, the Company also expects to pay a one-time up-front fee of 5 basis points and a facility fee of 8 basis points per annum during the period the liquidity facility is in effect. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. No borrowings under the liquidity facility were outstanding as of September 30, 2007.

The Company has also entered into multiple 364-day revolving credit facilities through various banks on a committed, unsecured basis for a total amount of $225,000, under similar terms as the liquidity facility. There were no borrowings outstanding under these facilities as of September 30, 2007.

The Company also has other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of September 30, 2007, the Company had $62,690 of issued letters of credit.

Prior to the IPO, the Company had access to funding through Man Group’s committed and uncommitted lines of credit which it previously could use to assist with working capital requirements, as needed. These lines of credit are no longer available to the Company.

Note 14: Segment and Geographic Information

The Company has one reportable business segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires a public enterprise to report financial information on a basis consistent with that used by management to allocate resources and assess performance. The Company is operated and managed by its chief operating decision maker on an integrated basis as a single operating segment.

Each region’s contribution to the consolidated and combined amounts is as follows:

	Three months ending September 30,		Six months ending September 30,
	2007	2006	2007	2006
Total revenues, net of interest and transaction-based expenses:
North America	$211,558	$138,889	$349,699	$288,016
Europe	172,125	156,417	371,641	333,994
Rest of World	51,821	27,725	88,567	56,842

Total	$435,504	$323,031	$809,907	$678,852

Revenues, net of interest and transaction-based expenses, is attributable to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia Pacific region. No single customer accounted for greater than 10% of total revenues in the three and six months ended September 30, 2007 and 2006. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group holds an investment of approximately 18.6% in the Company and as such is considered a related party for the period ending September 30, 2007.

The Company clears transactions on behalf of certain managed investments funds which are related parties to Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investments funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties in the reinvestment of related party fund balances by the Company.

Employee compensation and benefits consists of amounts allocated by Man Group for shared services, as well as expenses related to the various plans sponsored by Man Group, in which the Company’s employees participated prior to July 18, 2007. Included in this, are expenses relating to stock-based compensation plans of $22,764 and $10,771 in the six months ended September 30, 2007 and 2006 respectively and $15,088 and $6,266 in the three months ended September 30, 2007 and 2006, respectively. Expenses of $4,521 and $3,600 were charged for the six months ended September 30, 2007 and 2006, respectively, and $2,244 and $1,653 for the three months ended September 30, 2007 and 2006, respectively, related to benefit plans.

The Company earns sublease income from Man Group for its use of certain office space. In addition to these arrangements, Man Group also allocated expense to the Company for use of office space.

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the three and six months ended September 30, 2007 and 2006 are summarized as follows:

	Three months ending September 30,		Six months ending September 30,
	2007	2006	2007	2006
Revenues
Cleared commissions	$4,964	$5,765	$10,618	$10,251
Interest income	105	6	160	10

Total revenues	5,069	5,771	10,778	10,261
Less: Interest expense	15,514	6,686	26,472	14,910

Revenues, net of interest and transaction-based expenses	(10,445)	(915)	(15,694)	(4,649)

Expenses
Employee compensation and benefits	17,332	13,808	27,285	24,826
Communications and technology	120	422	695	776
Occupancy and equipment costs	1,294	2,188	2,580	4,219
Professional fees	912	801	923	1,866
Depreciation and amortization	—	55	—	93
General and other	187	611	341	947

Total non-interest expenses	19,845	17,885	31,824	32,727

Interest on borrowings	939	5,897	5,353	10,808

Gains on exchange seats and shares	3,204	—	97,907	—

Total, net	$(28,025)	$(24,697)	$45,036	$(48,184)

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

For the periods prior to the Reorganization and Separation, the unaudited combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group. These expenses are allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the Company. The costs included in the unaudited combined financial statements were determined based on cost of the services to Man Group, the proportion of Man Group’s services fully dedicated to the Company, as well as the Company’s usage of those services. Benefits received by the Company include employee compensation and benefits, use of office facilities, and services provided relate to overall corporate functions including tax, legal, regulatory capital, finance, internal audit, and executive management. After the Reorganization and Separation, the Company incurred expenses for these benefits pursuant to service agreements with Man Group.

In connection with the IPO, the Company entered into several transitional agreements with Man Group pursuant to which Man Group will continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to regulatory capital, tax administration, corporate secretarial services and insurance management, for a limited transition period. Although the terms of these agreements contain commercially reasonable terms that could have been negotiated with an independent third party, the terms of these agreements may later prove to be more or less favorable than arrangements the Company could make to provide these services internally or to obtain them from unaffiliated service providers in the future.

The Company also entered into a master separation agreement with Man Group that governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access, and confidentiality. Further, Man Group has agreed to indemnify against certain litigation and tax matters.

During the three and six months ended September 30, 2007 and 2006, the Company was allocated the following amounts by Man Group. These allocated expenses are included in the Company’s unaudited Combined Statements of Operations, as noted in the table above.

	Three months ending September 30,		Six months ending September 30,
	2007	2006	2007	2006
Employee compensation and benefits	$—	$5,889	$—	$10,455
Communications and technology	—	422	—	776
Occupancy and equipment costs	—	2,302	—	4,443
Professional fees	—	801	—	1,866
Depreciation and amortization	—	55	—	93
General and other	—	611	—	947
Interest on borrowings	—	1,137	—	2,293

	$—	$11,217	$—	$20,873

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Balances held with Man Group at September 30 and March 31, 2007 are summarized as follows:

	September 30, 2007	March 31, 2007
Assets
Receivables from Affiliates	$10,839	$12,004

TOTAL ASSETS	10,839	12,004

Liabilities
Payables to Affiliates	83,133	869,897
Long term borrowings	—	142,970

TOTAL LIABILITIES	83,133	1,012,867

EQUITY	$—	$3,787

The Company had subordinated borrowings from Man Group. For six months ended September 30, 2007 and 2006, interest expense incurred on subordinated borrowings was approximately $5,353 and $8,515, respectively. For three months ended September 30, 2007 and 2006, interest expense incurred on subordinated borrowings was approximately $939 and $4,760, respectively. Additionally, included within Other Liabilities is a payable of $7,888 which may be payable to Man Group related to trading activity. This will be settled when the Company finalizes the Recapitalization adjustment with Man Group.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs, assumptions and expectations and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors indicated from time to time in our SEC filings that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our expectation to benefit from continued industry growth;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing and new geographic regions;

•	our ability to continue to expand our business through acquisitions;

•	expectations regarding the business environment in which we operate and the trends in our industry;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs;

•	the benefits to our business resulting from the reorganization and separation transactions as well as the initial public offering of our common shares;

•

our plans to refinance the bridge loan with the proceeds of this offering and our proposed offering of subordinated notes, should we decide to proceed with the latter offering, and our ability to obtain access to necessary liquidity;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management methodology;

•	our ability to retain our management and other employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;
•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by Man Group;

•	the likelihood of success in, and the impact of, litigation involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our tax rate;

•	our ability to maintain trading volumes and market share;

•	our ability to maintain our credit rating;

•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and

•	our ability to retain existing clients and attract new ones.

We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date of this report on Form 10-Q. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of report.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Ltd. and its consolidated subsidiaries (the “Company”, “we”, “us” or “our”). Our MD&A should be read in conjunction with our financial statements and the accompanying notes.

Business Overview

We are the leading broker of exchange-listed futures and options in the world. We provide our clients with fast, cost-effective trade execution and clearing services for derivative and cash products across a broad range of trading markets, including interest rates, equities, foreign exchange, energy and metals as well as agricultural and other commodities, throughout most of the world’s major financial centers. As of March 31, 2007, we served over 130,000 active client accounts, and provide our clients with market access through our brokers, relationships with introducing brokers and online trading platforms. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We have offices in New York, London, Chicago, Paris, Mumbai, Singapore, Sydney, Toronto, Tokyo, Hong Kong, Taipei, Dubai, and other locations. Our business is based on a diversified yet fully integrated business model that allows us to offer a variety of products across a broad range of trading markets, geographic regions and clients and through multiple distribution channels. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category. Our business model is as follows:

We execute client trades on both an agency and a matched-principal basis. When we execute a client order on an agency basis, we typically direct the order to an exchange or over-the-counter (“OTC”) market where it is matched with a corresponding order for execution. When we execute a client order on a matched-principal basis, we take the other side of the trade for our own account and contemporaneously (often within minutes and generally on the same trading day) enter into an offsetting trade with another party. We engage in matched-principal execution,

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

which generally yields higher profit margins than agency execution, primarily in the OTC markets, but also in certain listed markets outside the United States. While current regulations generally do not permit matched-principal execution in some U.S. listed markets, we believe that matched-principal execution will become more prevalent in European listed markets due to pending regulatory changes in that region. We generally do not engage in directional trading, meaning that we do not enter into trades for our own account in order to profit from anticipated price changes. In addition to matched-principal trades for clients, we engage in principal transactions to hedge our corporate exposure to currency and interest rate risk.

We also act as a clearing firm for clients that execute trades in futures and options on exchanges where we are approved as a clearing member. These include all major derivatives exchanges in the U.S. and European markets. We may act as the clearing firm for clients that use us to execute their orders, as well as for clients that use other executing brokers or execute their orders directly on the exchange. We also provide clearing services for a growing number of transactions executed in the OTC markets.

We have experienced significant growth in recent years. The total volume of exchange-traded futures and options transactions we executed and cleared increased 56.8% from 347.3 million contracts in the three months ended September 30, 2006 to 544.5 million contracts in the three months ended September 30, 2007, and 38.2% from 734.6 million contracts in the six months ended September 30, 2006 to 1,015.0 million contracts in the six months ended September 30, 2007. For a discussion of the manner in which we calculate our volumes, see “- Factors Affecting our Results – Trading Volumes and Volatility”.

Our revenues, net of interest and transaction-based expenses, have grown 34.8% to $435.5 million in the three months ended September 30, 2007 as compared to $323.0 million in the three months ended September 30, 2006, and 19.3% to $809.9 million for the six months ended September 30, 2007 as compared to $678.9 million in the six months ended September 30, 2006. During the same periods, our total revenues grew 45.9% from $1,291.3 million to $1,884.3 million for the three months and 39.1% from $2,483.2 million to $3,454.9 million for the six months. The main factors contributing to our growth during these periods were:

•	continued success of our global brokerage teams in organically growing their businesses by adding both new clients or broker teams with new clients;

•	our continued focus on expanding our business model to include additional products, trading markets and regions;

•	overall growth in transaction volumes and volatility in the trading markets in which we operate; and

•	strategic acquisitions we made during the past 12 months such as our acquisitions of Dowd Westcott and FXA Securities Ltd.

We derive revenues from four main sources: commissions from agency execution; commissions from clearing services; markups from principal transactions, primarily consisting of client trades executed on a matched-principal basis; and interest income on cash balances in our clients’ accounts, most of which are maintained by our clearing clients to meet margin requirements. Our sources of revenue are discussed below under “—Sources of Revenues”.

Significant Business Developments

Reorganization and Separation

In July 2007, Man Group plc separated its brokerage business from its asset management business by transferring all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial, to us. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to Man Financial Overseas Ltd. and ED&F Man Group Ltd., two holding companies incorporated in the United Kingdom (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of Man Financial Overseas Ltd., ED&F Man Group Ltd., Man Financial (S) Pte Ltd. and Man Financial Holdings (HK) Ltd.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

to us in exchange for 103,726,353 of our common shares (the “Separation”). MF Global Finance USA Inc. and a newly-formed Delaware corporation, MF Global Finance North America Inc., function as our U.S. finance subsidiaries.

Following the Reorganization and Separation, Man Group also made a net capital contribution of $516.2 million in cash to us in return for 17,379,493 common shares (the “Recapitalization”). The amount of cash paid to us in the Recapitalization was based on our estimated equity at June 30, 2007, as adjusted for certain subsequent transactions, and estimated on the date of the Recapitalization. The Company and Man Group are recalculating the net capital contribution amount based on our balance sheet as of June 30, 2007, with reasonable adjustment thereto. To the extent the latter calculation of the net capital contribution produces a figure that is different from the original calculation, then the difference will be reconciled through further cash payment between Man Group and the Company, as appropriate.

In connection with the Reorganization and Separation, we entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400 million (the “bridge facility”), with several financial institutions. We used a portion of the proceeds of the bridge facility to repay all of our outstanding borrowings and interest rate swaps with Man Group and third parties. See “—Liquidity and Capital Resources” below.

Initial Public Offering

In July 2007, we completed an initial public offering (“IPO”) of 97,379,765 of our common shares, all of which were sold by a subsidiary of Man Group at a price of $30 per share. Following the IPO, Man Group retained approximately 18.6% of our common shares, which it holds through one of its subsidiaries. We did not receive any proceeds from the IPO of these common shares. Man Group also transferred 1,473,514 common shares previously issued to and held by it to us for $1 in aggregate by way of a share adjustment based on the difference between the estimated and aggregate offering price of our shares in the IPO.

In connection with the IPO, we established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards to eligible employees, consultants, directors, and other individuals who provide services to us. On the date of the IPO, we issued restricted share units, share options, and restricted shares under the LTIP. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and accounted for as employee compensation related to non-recurring IPO awards on our unaudited Consolidated Statement of Operations. The stock compensation charge related to these non-recurring IPO awards is considered a non-cash charge as the cost was incurred by Man Group as part of the IPO. See “—Results of Operations” below and Note 9 to our unaudited consolidated financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. In particular, our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal trading markets in which we operate, as well as prevailing interest rates, each as described below.

Trading volumes and volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

for others. While higher prices do not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and cleared increased 56.8% from 347.3 million contracts in the three months ended September 30, 2006 to 544.5 million contracts in the three months ended September 30, 2007, and 38.2% from 734.6 million contracts in the six months ended September 30, 2006 to 1,015.0 million contracts in the six months ended September 30, 2007.

All volume statistics presented herein for the three and six months ended September 30, 2007 and 2006 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We continue to enhance our reporting systems in order to improve the analysis of our business and information presented to management.

The global derivatives sector of our industry has experienced rapid growth in recent years based on the volume of exchange-traded derivatives and the notional amounts of OTC derivatives. We believe that the trends driving this growth—such as globalization, the migration to electronic markets, increased asset allocations to derivative products by institutions, hedge funds and other asset managers, the proliferation of risk management practices, the move to commercially oriented business practices at exchanges and market convergence—have contributed to higher volumes of derivatives and cash transactions in many of our trading markets.

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, however we carefully monitor and economically hedge as appropriate. In addition, a portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates.

Included within interest income is also the interest we earn on our capital structure. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable debt. See “ – Liquidity and Capital Resources – Long-term Debt”.

Sources of Revenues

We derive our revenues from execution-only commissions, cleared commissions, principal transactions, interest income and other revenues.

Execution-Only Commissions

Execution-only commissions consist of transaction fees we earn for executing trades on an agency basis for clients that do not have clearing accounts with us and clear through another brokerage firm. We provide execution-only services primarily to institutional clients and asset managers. We charge a per-contract fee for the execution-only services we provide. These fees generally are established at market rates and vary based on the product traded. We negotiate these fees individually with clients. Execution-only commissions do not include (1) commissions we earn when we both execute and clear the transaction for the client, which we recognize as cleared commissions described below, or (2) markups we earn from executing client trades on a matched principal basis, which we recognize as revenues under principal transactions described below. The amount of execution-only fees we earn in any period fluctuates primarily based on the volume of client transactions executed and the types of product traded, and to a lesser extent on the fees we charge.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Cleared Commissions

Cleared commissions consist of transaction fees we earn for executing and clearing trades for clients that have clearing accounts with us. Our clearing relationships with clients give rise to three ways we provide clearing services to our clients. First, in many instances, we both execute and clear transactions for clients. Second, we clear transactions that are executed by clients themselves utilizing our systems. Third, less frequently, we provide clearing services where the trade is executed by another brokerage firm and then routed to our system for clearing, or “given up” to us because the client has a clearing account with us. Cleared commissions include fees we earn for providing all three types of services.

We charge per-contract fees at various rates based on the type of product traded, the method of trading and the volume of trading activity that a particular client conducts with us. We generate cleared commissions from a broad range of clients trading in multiple markets and we negotiate our fee rates with clients on an individual basis. As a result, our transaction fee rates generally vary among our clients. Cleared commissions are debited directly from the client’s account with us, either on the trade date or on the closing date of the related transaction depending on the contractual arrangement we have with the client. In all cases, cleared commission revenue is recorded on a trade-date basis as client transactions occur.

Principal Transactions

Principal transactions reflect revenues we earn primarily from matched-principal transactions we execute to facilitate client trades and to a lesser extent from derivatives transactions we execute for our own account to hedge our foreign currency exposure as well as our hedging in respect of our interest rate exposure. As discussed below, the revenues earned in these transactions consist of the markups, or profits, we earn on these trades and are net of the value of the trades.

When we execute client orders on a matched-principal basis we take the other side of the trade for our own account and contemporaneously (often within minutes and generally on the same trading day) enter into an offsetting transaction with another party. By entering into offsetting trades contemporaneously, we reduce our exposure to the risk that market prices might change before the trade is completed. The offsetting trades may differ from the client trades in some respects, such as duration or other terms, and therefore we do not completely eliminate our exposure to market risk.

We engage in matched-principal execution primarily in the foreign exchange and fixed income markets and in the listed metals markets in London. In these transactions, we do not separately bill commissions to these clients, but include an amount in lieu of commissions in our revenues from principal transactions, following execution of the transactions on behalf of the clients. We seek to price these transactions so that we earn a positive spread, or markup, on the offsetting transaction, which we record as revenues from principal transactions. The markups represent our compensation for executing these clients’ orders. These revenues are a function of both the price of the underlying asset as well as the spread between the buy and sell prices for the underlying asset. This spread is affected by market conditions, including volatility and volume. Any markups are recorded on the trade date.

Because we act as principal, rather than as agent, in these transactions, we are required to record realized and unrealized gains and losses relating to these transactions. Any gains or losses are for the account of our clients who secure payment to us for any losses by depositing margin funds as collateral. In addition, any trading errors are included in principal transactions. We also recognize in principal transactions any unrealized gains or losses on our hedged equity swaps and contracts for differences (“CFDs”) together with the unrealized gains and losses on the matching equity hedges, however these transactions are entered into solely on a matched-principal basis.

In addition to these matched-principal trades, we enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk. Our hedging transactions typically involve cash and derivative products in the foreign exchange market and fixed income derivatives. We enter into derivative transactions to hedge our exposure to British pounds and other currencies in which we pay a portion of our employee compensation and related benefits expenses. We may hedge forecasted expenditures between 12 and 18 months in advance of payment. We also enter into derivatives transactions to hedge our exposure to changes in interest rates, which could affect the revenues we earn on cash balances and collateralized refinancing transactions as well as our cost of borrowing. We may engage in more interest rate hedging transactions in the future. In

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

accordance with our management policies, our hedging transactions do not fully offset our associated risk exposure. We also enter into principal transactions to invest and manage our liquid corporate assets. Our investment transactions typically involve government and investment-grade corporate debt securities as well as money-market funds. Profit and losses arising from all securities transactions entered into for our own account are recorded on a trade date basis.

Net interest income

Net interest income represents interest income less interest expense.

We earn interest income from balances in our clients’ accounts, balances in our accounts, collateralized financing arrangements such as stock lending and resale and repurchase agreements and on the notional amounts of clients’ positions in CFDs. We also earn interest from investing our capital. We also incur related interest expense in connection with many of the transactions from which we derive interest income.

Our net interest income is driven by the amount of client deposits placed with our brokerage operations, the level of prevailing interest rates, the portion of client balances on which we do not pay interest, the level of secured financing transactions provided to our clients and the degree to which we are able to optimize our capital structure. Typically, the net interest that we earn is lower in a lower interest rate environment and higher in a higher interest rate environment.

Revenues from interest income principally represent interest we earn from the investment of client funds deposited with us as margin for their trading activities, interest we earn on excess cash balances in our accounts and interest we earn from investing our capital. The majority of the interest income we earn relates to client balances on which we also pay interest to our clients, and therefore the net interest income we earn will depend on the spread between the short-term rates we pay and the short-term rates we earn. A portion of the interest income we earn relates to the client balances of some clients on which we do not pay interest. As a result, the interest income we earn on those client balances will depend on the absolute level of short-term interest rates.

We also earn interest from collateralized financing arrangements, which include resale agreements and securities lending transactions. When we enter into resale transactions, we earn interest on the cash payment we make to clients in exchange for securities deposited with us as collateral under agreements to resell at future dates. Conversely, when we enter into repurchase transactions, we pay interest on the cash we receive in exchange for pledging securities we own under agreements to repurchase at future dates. The amount of interest we earn depends on client activity and the difference between the interest rate we pay to our clients on their cash collateral and the interest rate we receive from investing the cash received by, or the collateral deposited with, us. These transactions result in a gross-up of interest income and interest expense in our unaudited consolidated and combined statements of operations which are effectively netted as part of our revenues, net of interest and transaction-based expenses. Similarly, we enter into transactions where we borrow securities and pay related interest expense on the securities borrowed.

We also earn interest on the notional amount of clients’ positions in CFDs. In these transactions, the parties agree to settle a contract based on the difference between the opening and the closing prices of the contract, and our client posts with us as margin only a small percentage of the initial contract value. We charge these clients interest daily based on the notional amount of the contract for effectively financing the cost of the trade.

Interest expense includes interest paid to our clients on the funds they maintain with us and interest paid to counterparties in connection with secured financing transactions, such as repurchase agreements and for securities we borrow. As discussed above, a substantial portion of our interest expense pertains to related client transactions from which we derive interest income but in respect of which we also incur interest expense. Our interest income and interest expense are effectively netted in our unaudited consolidated and combined statements of operations as part of our revenues, net of interest and transaction-based expenses. The comparison of our period-to-period results described below also presents our interest income and interest expense on a net basis. For purposes of calculating revenues, net of interest and transaction-based expenses, interest expense excludes interest paid on long-term debt, which we disclose separately.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Other Revenues

Other revenues consist of revenues we earn from other normal business operations that are not otherwise included above. These types of revenues include, among other things:

•	certain ancillary services provided to clients;

•	software and related fees charged to clients for the use of software products;

•	profits or losses on the sale or disposal of fixed assets and other long-term investments; and

•	other sundry profits.

Results of Operations

Basis of Presentation

Management believes that these unaudited consolidated and combined financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Stockholders’ Equity/ Equity and Comprehensive Income for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted as permitted by Article 10 of Regulation S-X and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated and combined financial statements should be read in conjunction with our audited combined financial statements for the years ended March 31, 2007, 2006, and 2005 included in our F-1 Registration Statement (File No. 333-143395) filed with the SEC on July 18, 2007.

The unaudited consolidated financial statements for the three months ended September 30, 2007 represent our first reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with US GAAP. The combined financial statements include the carve-out accounts of the Company and its majority and wholly-owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses. The combined financial statements may not necessarily reflect the results of operations, financial position and cash flows if we had actually existed on a stand-alone basis during the periods presented. The combined financial statements include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group.

We operate and manage our business on an integrated basis as a single operating segment. We derive our revenues principally from execution and clearing services we provide to our clients, including interest income related to providing these services. While we provide these services to a diverse client base across multiple products, trading markets and geographic regions, we do not manage our business, allocate resources or review our operating results based on the type of client, product or trading market or the geographic region in which these services are provided. For information related to our geographic regions, see Note 14 to our unaudited consolidated financial statements.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Six Months ended September 30, 2007 Compared to the Six Months ended September 30, 2006 (“Year to date results”):

	Six months ended September 30,
(Amounts in millions except share data)	2007	2006	% Change
Revenues
Execution only commissions	$246.5	$192.2	28.2
Cleared commissions	716.5	612.8	16.9
Principal transactions	212.5	191.5	11.0
Interest income	2,250.6	1,471.4	53.0
Other	28.8	15.2	88.6

Total revenues	3,454.9	2,483.2	39.1

Interest and transaction-based expenses:
Interest expense	2,047.6	1,355.3	51.1
Execution and clearing fees	454.2	331.9	36.8
Sales commissions	143.2	117.2	22.2

Total interest and transaction-based expenses	2,645.0	1,804.4	46.6

Revenues, net of interest and transaction-based expenses	809.9	678.9	19.3

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	467.4	415.2	12.6
Employee compensation related to non-recurring IPO awards	15.0	—
Communications and technology	55.1	48.7	13.1
Occupancy and equipment costs	17.3	17.1	1.1
Depreciation and amortization	25.4	21.8	16.5
Professional fees	32.0	18.2	75.9
General and other	44.8	42.1	6.5
PAAF legal settlement	69.0	—
IPO-related costs	47.2	7.4	534.4
Refco integration costs	2.1	15.8	(86.9)

Total other expenses	775.4	586.4	32.2

Gains on exchange seats and shares	74.2	14.1	426.8
Loss on extinguishment of debt	18.3	—
Interest on borrowings	31.1	21.9	42.1

Income before provision for income taxes	59.4	84.7	(29.9)
Provision for income taxes	73.8	28.5	158.4
Minority interests in income of combined companies (net of tax)	2.2	0.8	188.2
Equity in earnings of uncombined companies (net of tax)	(1.1)	1.1	(196.5)

Net (loss)/income	$(17.7)	$56.5	(131.3)

(Loss)/ Earnings per share:
Basic	$(0.16)	$0.54
Diluted	$(0.16)	$0.54

Weighted average number of common shares outstanding:
Basic	110,284,746	103,726,453
Diluted	110,284,746	103,726,453

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Three Months ended September 30, 2007 Compared to the Three Months ended September 30, 2006 (“Quarterly Results”):

	Three months ended September 30,
(Amounts in millions except share data)	2007	2006	% Change
Revenues
Execution only commissions	$136.2	$94.2	44.6
Cleared commissions	357.8	284.8	25.6
Principal transactions	112.6	57.0	97.4
Interest income	1,258.4	849.2	48.2
Other	19.3	6.1	216.4

Total revenues	1,884.3	1,291.3	45.9

Interest and transaction-based expenses:
Interest expense	1,144.6	751.1	52.4
Execution and clearing fees	232.8	156.7	48.6
Sales commissions	71.4	60.5	18.0

Total interest and transaction-based expenses	1,448.8	968.3	49.6

Revenues, net of interest and transaction-based expenses	435.5	323.0	34.8

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	252.0	183.7	37.2
Employee compensation related to non-recurring IPO awards	15.0	—
Communications and technology	28.4	25.4	11.8
Occupancy and equipment costs	8.7	9.5	(7.6)
Depreciation and amortization	13.1	11.6	13.0
Professional fees	17.5	9.7	79.7
General and other	26.8	28.3	(5.3)
PAAF legal settlement	69.0	—
IPO-related costs	26.5	7.4	255.7
Refco integration costs	0.7	1.8	(59.4)

Total other expenses	457.8	277.5	65.0

Gains on exchange seats and shares	10.9	5.5	98.6
Loss on extinguishment of debt	18.3	—
Interest on borrowings	22.4	11.3	98.7

(Loss)/ Income before provision for income taxes	(52.1)	39.8	(230.9)
Provision for income taxes	36.9	14.5	153.8
Minority interests in income of combined companies (net of tax)	1.3	0.3	370.4
Equity in earnings of uncombined companies (net of tax)	(0.3)	0.5	(170.6)

Net (loss)/income	$(90.6)	$25.4	(456.2)

(Loss)/ Earnings per share:
Basic	$(0.78)	$0.25
Diluted	$(0.78)	$0.25

Weighted average number of common shares outstanding:
Basic	116,732,733	103,726,453
Diluted	116,732,733	103,726,453

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overall Year to Date Results

Revenues, net of interest and transaction-based expenses, increased $131.1 million, or 19.3%, to $809.9 million for the six months ended September 30, 2007 from $678.9 million for the six months ended September 30, 2006. Total revenues increased $971.7 million, or 39.1%, during the same period to $3,454.9 million for the six months ended September 30, 2007 from $2,483.2 million for the six months ended September 30, 2006. This increase was primarily due to a 38.2% increase in our total volumes of executed and cleared exchange-traded futures and option transactions from 734.6 million contracts for the six months ended September 30, 2006 to 1,015.0 million contracts for the six months ended September 30, 2007. The increase of 280.6 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, trading markets and regions and is attributable to the organic growth of our business, combined with the successful integration of small, strategic acquisitions in the United States and Asia Pacific region. Also contributing to this increase in our total revenues and our revenues, net of interest and transaction-based expenses, was an increase in average client balances for the six months ended September 30, 2007, which resulted in an increase in our interest income, although interest rates remained relatively steady. During the six months ended September 30, 2007, there was also an increase in other revenues of $13.5 million earned from increased ancillary services provided to clients, as well as $6.5 million of insurance recoveries on prior year legal costs.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $189.0 million, or 32.2%, to $775.4 million for the six months ended September 30, 2007 from $586.4 million for the six months ended September 30, 2006. The increase was primarily due to the non-recurring stock based compensation expense of $14.6 million related to the accelerated vesting of our predecessor Man Group equity awards, and $15.0 million of expense for our equity awards issued in connection with the IPO as well as $39.8 million in incremental professional fees incurred in connection with the IPO, $69.0 million of expense recognized related to a litigation accrual in connection with our active discussions to settle litigation brought by a court appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Asset Management Co. LLC, against MF Global Inc (formerly known as Man Financial Inc.), our U.S. operating subsidiary and others, and $13.8 million incremental professional fees due to increased legal fees, and other consulting fees mainly related to compliance work. The remaining $51.8 million increase in employee compensation and benefits expenses (net of the $14.1 million expense related to the settlement and curtailment of the U.S. pension plan for the six months ended September 30, 2006) directly related to the growth in our total revenues and our revenues, net of interest and transaction-based expenses. These increases are offset by a reduction of $13.7 million in costs related to the integration of client accounts and other assets acquired from regulated subsidiaries of Refco, Inc. (“Refco”) . See “—Non-GAAP Financial Measures” below for further details.

Income before provision for income taxes decreased $25.3 million, or 29.9%, to $59.4 million for the six months ended September 30, 2007 from $84.7 million for the six months ended September 30, 2006. This decrease was mainly due to the non-recurring expenses related to the IPO and the PAAF litigation detailed above, combined with a loss on extinguishment of existing borrowings of $18.3 million following the change in our capital structure in connection with the IPO and increased interest from new borrowings on the bridge facility of $9.2 million. This was offset by increased total revenues and revenues, net of interest and transaction-based expenses, due to the growth in transaction volumes we experienced across all markets, products and geographies, as well as an increase of $60.2 million from gains on exchange seats and shares.

Net income decreased $74.2 million to a loss of $17.7 million for the six months ended September 30, 2007 from income of $56.5 million for the six months ended September 30, 2006. Net income was impacted by the non-recurring nature of the items discussed above, as well as the $59.5 million one-time tax charge triggered by the IPO on a prior period internal reorganization conducted by Man Group prior to the Separation.

Overall Quarterly Results

Revenues, net of interest and transaction-based expenses, increased $112.5 million, or 34.8%, to $435.5 million for the three months ended September

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

30, 2007 from $323.0 million for the three months ended September 30, 2006. Total revenues increased $593.0 million, or 45.9%, during the same period to $1,884.3 million for the three months ended September 30, 2007 from $1,291.3 million for the three months ended September 30, 2006. This increase was primarily due to a 56.8% increase in our total volumes of executed and cleared exchange-traded futures and option transactions from 347.3 million contracts for the three months ended September 30, 2006 to 544.7 million contracts for the three months ended September 30, 2007. The increase of 197.4 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, trading markets and regions and is attributable to the organic growth of our business, combined with the successful integration of small, strategic acquisitions in the United States and the Asia Pacific region. Also contributing to this increase in our total revenues and our revenues, net of interest and transaction-based expenses, was an increase in average client balances for the three months ended September 30, 2007, which resulted in an increase in our interest income, offset by interest rate declines. During the three months ended September 30, 2007, there was also an increase in other revenues of $13.2 million earned from increased ancillary services provided to clients, as well as $6.5 million of insurance recoveries on prior year legal costs.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $180.4 million, or 65.0%, to $457.8 million for the three months ended September 30, 2007 from $277.5 million for the three months ended September 30, 2006. The increase was primarily due to the non-recurring stock based compensation expense of $14.6 million related to the accelerated vesting of our predecessor Man Group equity awards, and $15.0 million of expense for our equity awards issued at IPO, as well as $19.0 million in incremental professional fees incurred in connection with the IPO, $69.0 million of expense recognized related to a litigation accrual related to our active discussions in connection with the PAAF litigation, and $7.8 million incremental profession fees due to increased legal fees, and consulting fees mainly related to compliance work. The remaining $53.8 million increase in employee compensation and benefits expenses directly related to the growth in our total revenues and our revenues, net of interest and transaction-based expenses. See “—Non-GAAP Financial Measures” for further details on some of these items.

Income before provision for income taxes decreased $91.9 million to a loss of $52.1 million for the three months ended September 30, 2007 from a gain of $39.8 million for the three months ended September 30, 2006. This decrease was mainly due to the non-recurring expenses related to the IPO and PAAF litigation detailed above, combined with a loss on extinguishment of existing borrowings of $18.3 million following the change in our capital structure at the IPO and increased interest from new borrowings on the bridge facility of $11.1 million. This was offset by increased total revenues and revenues, net of interest and transaction-based expenses, due to the growth in transaction volumes we experienced across all markets, products and geographies, as well as an increase of $5.4 million from gains on exchange seats and shares.

Net income decreased $116.0 million to a loss of $90.6 million for the three months ended September 30, 2007 from income of $25.4 million for the three months ended September 30, 2006. Net income was impacted by the non-recurring nature of the items discussed above, as well as the $59.5 million one-time tax charge triggered by the IPO on a prior period internal reorganization conducted by Man Group prior to the Separation.

Revenues

Execution-only Commissions

Year to Date Results

Execution-only commissions increased $54.3 million, or 28.2%, to $246.5 million for the six months ended September 30, 2007 from $192.2 million for the six months ended September 30, 2006. This increase was primarily due to an increase of 29.2% in our volume of execution-only exchange-traded futures and options transactions from 223.5 million contracts for the six months ended September 30, 2006 to 288.7 million contracts for the six months ended September 30, 2007. The increase in our transaction volumes and revenues was primarily driven by our global leadership on most of the major derivatives exchanges as well as an increase in overall market volatility.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Execution-only commissions increased $42.0 million, or 44.6%, to $136.2 million for the three months ended September 30, 2007 from $94.2 million for the three months ended September 30, 2006. This increase was primarily due to an increase of 52.2% in our volume of execution-only exchange-traded futures and options transactions from 103.0 million contracts for the three months ended September 30, 2006 to 156.7 million contracts for the three months ended September 30, 2007. The increase in our transaction volumes and revenues was primarily driven by our global leadership on most of the major derivatives exchanges as well as an increase in overall market volatility.

Cleared Commissions

Year to Date Results

Cleared commissions increased $103.7 million, or 16.9%, to $716.5 million for the six months ended September 30, 2007 from $612.8 million for the six months ended September 30, 2006. This increase was primarily due to an increase of 42.1% in our volume of cleared exchange-traded futures and options transactions from 511.1 million contracts for the six months ended September 30, 2006 to 726.5 million contracts for the six months ended September 30, 2007. We experienced an increase in transaction execution and clearing volumes across almost all products, trading markets and regions. The volume increase also reflects the strategic addition of professional traders that reflect the long-term opportunity to roll out OTC products to an active trading community as well as facilitate longer term opportunities such as internalization. We also believe that on a year-over-year comparison, the increase in volume is partly attributable to the acquisition of Dowd Westcott, the largest professional trader business in the United States.

Quarterly Results

Cleared commissions increased $73.0 million, or 25.6%, to $357.8 million for the three months ended September 30, 2007 from $284.8 million for the three months ended September 30, 2006. This increase was primarily due to an increase of 58.8% in our volume of cleared exchange-traded futures and options transactions from 244.3 million contracts for the three months ended September 30, 2006 to 388.0 million contracts for the three months ended September 30, 2007. We experienced an increase in transaction execution and clearing volumes across almost all products, trading markets and regions. The volume increase also reflects the strategic addition of professional traders that reflect the long-term opportunity to roll out OTC products to an active trading community as well as facilitate longer term opportunities such as internalization. We also believe that on a year-over-year comparison, the volume increase is partly attributable to the acquisition of Dowd Westcott, the largest professional trader business in the United States.

Principal Transactions

Year to Date Results

Principal transactions increased $21.0 million, or 11.0%, to $212.5 million for the six months ended September 30, 2007 from $191.5 million for the six months ended September 30, 2006. This increase was primarily due to greater market volatility in the foreign exchange trading market (which primarily involves matched-principal execution), resulting in increased volumes of buy and sell transactions and therefore higher revenues, as well as increased fixed income prime brokerage and other OTC business activities. Increased revenues also reflect the growth driven by our retail online foreign exchange platform through the acquisition of FXA Securities Ltd. in June 2007, which we are beginning to roll out outside of Japan. Foreign exchange and metals have historically represented, and continue to represent, the trading markets in which the largest portion of our matched-principal execution occurs. Principal transactions also reflect a reclassification of prior year periods to conform to current year presentation, in which the total return of equity swaps entered into as part of a matched equity hedge is reflected herein rather than in net interest. These equity swaps reclassification resulted in additional principal transactions revenues for the six months ended September 30, 2007 and 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Principal transactions increased $55.6 million, or 97.4%, to $112.6 million for the three months ended September 30, 2007 from $57.0 million for the six months ended September 30, 2006. This increase was primarily due to greater market volatility in the foreign exchange trading market (which primarily involves matched-principal execution), resulting in increased volumes of buy and sell transactions and therefore higher revenues, as well as increased fixed income prime brokerage and other OTC business activities. Increased revenues also reflect the growth driven by our retail online foreign exchange platform through the acquisition of FXA Securities Ltd. (reflected for the first quarter), which we are beginning to roll out outside of Japan. Foreign exchange and metals have historically represented, and continue to represent, the trading markets in which the largest portion of our matched principal execution occurs. Principal transactions also reflect a reclassification of prior year periods to conform to current year presentation, in which the total return of equity swaps entered into as part of a matched equity hedge is reflected herein rather than in net interest. These equity swaps reclassification resulted in additional principal transactions revenues for the three months ended September 30, 2007 and 2006.

Interest Income, Net

Year to Date Results

Interest income, net, increased $86.9 million, or 74.8%, to $203.0 million for the six months ended September 30, 2007 from $116.1 million for the six months ended September 30, 2006. This increase was primarily due to an increase in the amount of average client balances as well as slightly increasing interest rates. The average federal funds rate in the United States increased from 5.08% during the six months ended September 30, 2006 to 5.17% during the six months ended September 30, 2007. The increase in interest income, net, is also due in part to the growth in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities. This was evidenced by the fact that the book value of reverse repurchase and stock borrowed transactions increased $7,900 million, or 33.1%, to $31,800 million as of September 30, 2007 from $23,900 million as of March 31, 2007. In addition, the book value of repurchase and stock loan transactions increased $5.1 million, or 18.9%, to $32,100 million as of September 30, 2007 from $27,000 million as of March 31, 2007. Our client funds as of September 30, 2007 were $18,500 million, compared to $15,800 million as of March 31, 2007. Included in interest income is also our interest earned on our capital structure. Net interest also reflects a reclassification of prior year periods to conform to current year presentation, in which the total return of equity swaps entered into as part of a matched equity hedge is reflected in principal transactions rather than herein. This reclassification reduced interest income revenues for the six months ended September 30, 2007 and 2006.

Quarterly Results

Interest income, net, increased $15.6 million, or 15.9%, to $113.8 million for the three months ended September 30, 2007 from $98.1 million for the three months ended September 30, 2006. This increase was primarily due to an increase in the amount of average client balances offset by declining interest rates. The average federal funds rate in the United States decreased from 5.24% during the three months ended September 30, 2006 to 5.09% during the three months ended September 30, 2007. The increase in interest income, net, was also offset in part by the reduction in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities. This was evidenced by the fact that the book value of reverse repurchase and stock borrowed transactions decreased $5,600 million, or 15.0%, to $31,800 million as of September 30, 2007 from $37,400 million as of June 30, 2007. In addition, the book value of repurchase and stock loan transactions decreased $8,500 million, or 20.9%, to $32,100 million as of September 30, 2007 from $40,600 million as of June 30, 2007. Our client funds as of September 30, 2007 were $18,500 million, compared to $17,700 million as of June 30, 2007. Included in interest income is also our interest earned on our capital structure. Net interest also reflects a reclassification of prior year periods to conform to current year presentation, in which the total return of equity swaps entered into as part of a matched equity hedge is reflected in principal transactions rather than herein. This reclassification reduced interest income revenues for the three months ended September 30, 2007 and 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Other Revenues

Year to Date Results

Other revenues increased $13.5 million, or 88.6%, to $28.8 million for the six months ended September 30, 2007 compared to $15.2 million for the six months ended September 30, 2006. Other revenues during these periods consisted primarily of ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support. We also received insurance proceeds of $6.5 million related to legal costs incurred in prior years.

Quarterly Results

Other revenues increased $13.2 million, or 216.4%, to $19.3 million for the three months ended September 30, 2007 compared to $6.1 million for the three months ended September 30, 2006. Other revenues during these periods consisted primarily of ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support. We also received insurance proceeds of $6.5 million related to legal costs incurred in prior years.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees increased $122.3 million, or 36.8%, to $454.2 million for the six months ended September 30, 2007 from $331.9 million for the six months ended September 30, 2006. This increase was primarily due to a 38.2% increase in our volume of executed and cleared exchange-traded futures and options transactions from 734.6 million contracts for the six months ended September 30, 2006 to 1,015.0 million contracts for the six months ended September 30, 2007. We experienced increased transaction volumes in most of our principal trading markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Execution and clearing fees, as a percentage of total revenues, decreased slightly for the six months ended September 30, 2007 from the six months ended September 30, 2006, partly due to the combined increase in interest income and principal transactions as a percentage of revenues, which do not result in increased execution and clearing fees. Included within execution and clearing fees are losses due to transactional errors, which despite the volatile markets and increased volatility, decreased from 0.9% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2006 to 0.8% of revenues, net of interest and transaction-based expenses for the six months ended September 30, 2007.

Quarterly Results

Execution and clearing fees increased $76.1 million, or 48.6%, to $232.8 million for the three months ended September 30, 2007 from $156.7 million for the three months ended September 30, 2006. This increase was primarily due to a 56.8% increase in our volume of executed and cleared exchange-traded futures and options transactions from 347.3 million contracts for the three months ended September 30, 2006 to 544.7 million contracts for the three months ended September 30, 2007, combined with a slight shift in clients’ trading to products, markets or regions that result in lower third-party execution and clearing fees. This also reflects the strategic addition of professional traders. We experienced increased transaction volumes in most of our principal trading markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Included within execution and clearing fees are losses due to transactional errors, which despite the volatile markets and increased volatility, decreased from 0.8% of revenues, net of interest and transaction based expenses for the three months ended September 30, 2006 to 0.7% of revenues, net of interest and transaction-based expenses for the three months ended September 30, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Sales Commissions

Year to Date Results

Sales commissions increased $26.0 million, or 22.2%, to $143.2 million for the six months ended September 30, 2007 from $117.2 million for the six months ended September 30, 2006. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients coming through introducing brokers usually result in a proportionate increase in commissions paid to brokers, however a large part of our business is not generated by introducing brokers. Sales commissions, as a percentage of total revenues, decreased slightly for the six months ended September 30, 2007 from the six months ended September 30, 2006, partly due to increased volumes not generated proportionately by introducing brokers, as well as the combined increase in interest income and principal transactions as a percentage of revenues, which do not result in increased sales commission.

Quarterly Results

Sales commissions increased $10.9 million, or 18.0%, to $71.4 million for the three months ended September 30, 2007 from $60.5 million for the three months ended September 30, 2006. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients coming through introducing brokers usually result in a proportionate increase in commissions paid to brokers, however a large part of our business is not generated by introducing brokers. Sales commissions, as a percentage of total revenues, decreased slightly for the six months ended September 30, 2007 from the six months ended September 30, 2006, partly due to increased volumes not generated proportionately by introducing brokers, as well as the combined increase in interest income and principal transactions as a percentage of revenues, which do not result in increased sales commission.

Other Expenses

Employee Compensation and Benefits (excluding non-recurring IPO awards)

Year to Date Results

This caption on the unaudited Consolidated Statements of Operations refers to all employee compensation including stock-based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards increased $52.2 million, or 12.6%, to $467.4 million for the six months ended September 30, 2007 from $415.2 million for the six months ended September 30, 2006. Of this increase, $14.6 million related to the non-recurring accelerated vesting of predecessor Man Group stock-based compensation awards. Prior to the Separation, certain of our employees participated in Man Group’s stock-based compensation plans, and at IPO, their awards were terminated as ‘good leavers’, resulting in the non-recurring charge.

The remainder of the increase was primarily due to the 19.3% increase in revenues, net of interest and transaction-based expenses, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 39.3% for the six months ended September 30, 2007 from 40.5% for the six months ended September 30, 2006. The non-recurring charge for the vesting of Man Group stock compensation awards under the plan terms of $14.6 million in the six months ended September 30, 2007 was offset by the $14.1 million non-recurring charge related to the termination of the U.S. defined benefit pension plan included within employee compensation and benefits in the six months ended September 30, 2006. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 57.7% for the six months ended September 30, 2007 from 61.2% for the six months ended September 30, 2006. The compensation ratio declined as we benefited from Refco synergies and the fact that we did not pay out on the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

interest earned on our capital structure. The adoption of SFAS 123R in April 2006 also resulted in a cumulative benefit from accounting change of $1.0 million in the six months ended September 30, 2006. The benefit from accounting change reflects the net cumulative impact of estimating future forfeitures in determining expenses for the period, rather than recording forfeitures when they occur as previously permitted under APB 25.

Quarterly Results

Employee compensation and benefits excluding IPO awards increased $68.3 million, or 37.2%, to $252.0 million for the three months ended September 30, 2007 from $183.7 million for the three months ended September 30, 2006. Of this increase, $14.6 million related to the non-recurring accelerated vesting of predecessor Man Group stock-based compensation awards. Prior to the Separation, certain of our employees participated in Man Group’s stock-based compensation plans, and at IPO, their awards were terminated as ‘good leavers’, resulting in the non-recurring charge.

The remainder of the increase was primarily due to the 34.8% increase in revenues, net of interest and transaction-based expenses, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 37.7% for the three months ended September 30, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, increased to 57.9% for the three months ended September 30, 2007 from 56.9% for the three months ended September 30, 2006. The compensation ratio reflects an increase due to the non-recurring stock compensation charge due to the accelerated vesting of predecessor Man Group awards, offset by the fact that we did not pay out on the interest earned on our capital structure.

Employee Compensation and Benefits related to non-recurring IPO awards

This caption on the unaudited Consolidated Statements of Operations refers to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards were $15.0 million for the three and six months ended September 30, 2007, and is considered non-recurring and directly attributable to the IPO. This expense is also considered a non-cash charge as the cost was incurred by Man Group as part of the IPO.

Communications and Technology

Year to Date Results

Communications and technology expenses increased $6.4 million, or 13.1%, to $55.1 million for the six months ended September 30, 2007 from $48.7 million for the six months ended September 30, 2006. This increase was primarily due to the incremental ongoing expenses associated with servicing additional brokerage personnel and key client accounts and systems as a result of the organic growth of our business. Increases in transaction volumes tend to result in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.8% for the six months ended September 30, 2007 from 7.1% for the six months ended September 30, 2006.

Quarterly Results

Communications and technology expenses increased $3.0 million, or 11.8%, to $28.4 million for the three months ended September 30, 2007 from $25.4 million for the three months ended September 30, 2006. This increase was primarily due to the incremental ongoing expenses associated with servicing additional brokerage personnel and key client accounts and systems as a result the organic growth of our business. Increases in transaction volumes tend to result in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.5% for the three months ended September 30, 2007 from 7.9% for the three months ended September 30, 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs increased $0.2 million, or 1.1%, to $17.3 million for the six months ended September 30, 2007 from $17.1 million for the six months ended September 30, 2006. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 2.1% for the six months ended September 30, 2007 from 2.5% for the six months ended September 30, 2006.

Quarterly Results

Occupancy and equipment costs decreased $0.7 million, or 7.6%, to $8.7 million for the three months ended September 30, 2007 from $9.5 million for the three months ended September 30, 2006. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 2.0% for the three months ended September 30, 2007 from 2.9% for the three months ended September 30, 2006.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization increased $3.6 million, or 16.5%, to $25.4 million for the six months ended September 30, 2007 from $21.8 million for the six months ended September 30, 2006. This increase was due to the amortization of additional client relationships and other intangibles acquired during the acquisition of Dowd Westcott at the end of fiscal 2007, and the acquisition of FXA Securities Ltd in June 2007. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased slightly to 3.1% for the six months ended September 30, 2007 from 3.2% for the six months ended September 30, 2006.

Quarterly Results

Depreciation and amortization increased $1.5 million, or 13.0%, to $13.1 million for the three months ended September 30, 2007 from $11.6 million for the three months ended September 30, 2006. This increase was due to the amortization of additional client relationships and other intangibles acquired during the acquisition of Dowd Westcott at the end of fiscal 2007, and the acquisition of FXA Securities Ltd in June 2007. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.0% for the three months ended September 30, 2007 from 3.6% for the three months ended September 30, 2006.

Professional Fees

Year to Date Results

Professional fees increased $13.8 million, or 75.9%, to $32.0 million for the six months ended September 30, 2007 from $18.2 million for the six months ended September 30, 2006. This increase was primarily due to increased consulting fees related to the implementation of new regulatory requirements, such as the BASEL II capital adequacy framework and MiFID, as well as increased legal costs related to numerous legal proceedings during the six months ended September 30, 2007. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.9% for the six months ended September 30, 2007 from 2.7% for the six months ended September 30, 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Professional fees increased $7.8 million, or 79.7%, to $17.5 million for the three months ended September 30, 2007 from $9.7 million for the three months ended September 30, 2006. This increase was primarily due to consulting fees related to the implementation of new regulatory requirements, such as the BASEL II capital adequacy framework and MiFID, as well as legal costs related to numerous legal proceedings during the three months ended September 30, 2007. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.0% for the three months ended September 30, 2007 from 3.0% for the three months ended September 30, 2006.

General and Other

Year to Date Results

General and other expenses increased $2.7 million, or 6.5%, to $44.8 million for the six months ended September 30, 2007 from $42.1 million for the six months ended September 30, 2006. This increase was due primarily to increased travel and entertainment expenses of $4.0 million and increased insurance premiums of $2.9 million, offset by a translation gain of $3.7 million recognized during the six months ended September 30, 2007. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 5.5% for the six months ended September 30, 2007 from 6.2% for the six months ended September 30, 2006. Included within general and other expenses is bad debt expense, which remained unchanged at 0.3% of revenues, net of interest and transaction based expenses.

Quarterly Results

General and other expenses decreased $1.5 million, or 5.3%, to $26.8 million for the three months ended September 30, 2007 from $28.3 million for the three months ended September 30, 2006. This decrease was due primarily to increased travel and entertainment expenses of $2.7 million and increased insurance premiums of $2.5 million, offset by a translation gain recognized during the three months ended September 30, 2007 and a translation loss recognized during the three months ended September 30, 2006. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.2% for the three months ended September 30, 2007 from 8.8% for the three months ended September 30, 2006. Included within general and other expenses are bad debt expense, which decreased to 0.4% from 0.5% of revenues, net of interest and transaction based expenses.

PAAF legal settlement

Year to Date and Quarterly Results

We are currently in active discussions to settle litigation against our U.S. operating company brought by a court appointed receiver for PAAF and its fund manager and commodity pool operator. As a result of these discussions, we have recorded a litigation accrual of $69.0 million in the three and six months ended September 30, 2007. Man Group has agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim for amounts in excess of $50.0 million after giving effect to any insurance proceeds we receive.

IPO-Related Costs

Year to Date Results

We incurred costs of $47.2 million and $7.4 million, or approximately 5.8% and 1.1% of our revenues, net of interest and transaction-based expenses, for the six months ended September 30, 2007 and 2006, respectively in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, will reduce significantly in future periods, and are considered non-cash in nature as we have been reimbursed by Man Group for these costs through the Recapitalization.

Quarterly Results

We incurred costs of $26.5 million and $7.4 million, or approximately 6.0% and 2.3% of our revenues, net of interest and transaction-based expenses, for the three months ended September 30, 2007 and 2006, respectively in connection with the Reorganization, Separation and Recapitalization transactions and the IPO. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, will reduce significantly in future periods, and are considered non-cash in nature as we have been reimbursed by Man Group for these costs through the Recapitalization.

Refco Integration Costs

Year to Date Results

Refco integration costs decreased by $13.7 million, to $2.0 million for the six months ended September 30, 2007 from $15.8 million for the six months ended September 30, 2006. We incurred integration costs directly reflecting the Refco acquisition, primarily related to retention and severance of Refco personnel, and these costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.3% for the six months ended September 30, 2007 from 2.3% for the six months ended September 30, 2006. These costs are not considered part of normal operations and will continue to reduce in future periods.

Quarterly Results

Refco integration costs decreased by $1.1 million to $0.7 million for the three months ended September 30, 2007 from $1.8 million for the three months ended September 30, 2006. We incurred integration costs directly reflecting the Refco acquisition, primarily related to retention and severance of Refco personnel, and these costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.2% for the three months ended September 30, 2007 from 0.6% for the three months ended September 30, 2006. These costs are not considered part of normal operations and will continue to reduce in future periods.

Gains on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares increased $60.2 million, to $74.2 million for the six months ended September 30, 2007 from $14.1 million for the six months ended September 30, 2006. These gains for the six months ended September 30, 2007 were primarily due to gains on the sale of shares of ICE, Euroclear, NYMEX, CBOT and CME, offset by mark-to-market losses on all our excess exchange shares. Our excess exchange seats and shares were significantly reduced through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation transactions and the disposal of further excess exchange seats and shares in our fiscal 2008 second quarter. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Gains on exchange seats and shares increased $5.4 million, to $10.9 million for the three months ended September 30, 2007 from $5.5 million for the three months ended September 30, 2006. These gains for the three months ended September 30, 2007 were due to gains on the sale of CME and CBOT shares, offset by mark-to-market losses on excess exchange shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on extinguishment of debt

Year to Date and Quarterly Results

As of March 31 and June 30, 2007, our outstanding borrowings included private placement notes to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million, which has been disclosed separately within our unaudited Statement of Operations for the three and six months ended September 30, 2007.

Interest on Borrowings

Year to Date Results

Interest on borrowings increased $9.2 million, or 42.1%, to $31.1 million for the six months ended September 30, 2007 from $21.9 million for the six months ended September 30, 2006. This increase was primarily due to increased interest rates related to our subordinated debt and intercompany borrowings with Man Group, as well as entering into borrowings under our bridge facility of $1,400 million as part of the Reorganization and Separation transactions in connection with the IPO replacing our borrowings with Man Group and other third parties. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the six months ended September 30, 2007 from 3.2% for the six months ended September 30, 2006.

Quarterly Results

Interest on borrowings increased $11.1 million, or 98.6%, to $22.4 million for the three months ended September 30, 2007 from $11.3 million for the three months ended September 30, 2006. This increase was primarily due to the bridge facility of $1,400 million entered into as part of the Reorganization and Separation transactions in connection with the IPO, combined with the $1,500 million unsecured revolving credit facility utilized as the need arose throughout the quarter. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.2% for the three months ended September 30, 2007 from 3.5% for the three months ended September 30, 2006.

Provision for Income Taxes

Year to Date Results

Income taxes increased $45.2 million, to $73.8 million, for the six months ended September 30, 2007 from $28.5 million for the six months ended September 30, 2006. Our effective tax rate was 124%, up from 34% for the six months ended September 30, 2006. Part of the increase in income tax expense was due to the overall growth of the business as reflected by the increased net revenues. However, the increase in the effective tax rate primarily relates to a significantly higher taxable profit in relative terms in the United States, as well as non-deductible IPO-related costs incurred in the six months ended September 30, 2007 and a $59.5 million one-time tax charge triggered by the IPO on a prior period internal reorganization. This one-time tax charge relates to Man Group’s separation of its brokerage affiliates from its investment affiliates in the U.S. by means of an internal tax-free spin-off transaction in August 2006. The IPO caused this earlier transaction to be recharacterized as fully taxable and our U.S. affiliates were liable for the tax, which has been fully reimbursed by Man Group through a capital infusion. Our effective tax rate on continuing operations remains approximately 35%.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Income taxes increased $22.4 million, to $36.9 million, for the three months ended September 30, 2007 from $14.5 million for the three months ended September 30, 2006. Our effective tax rate was negative 71%, as compared to 37% for the three months ended September 30, 2006. Part of the change in income tax expense was due to the overall growth of the business as reflected by the increased net revenues. However, the increase in the effective tax rate primarily relates to a significantly higher taxable profit in relative terms in the United States, as well as non-deductible IPO-related costs incurred in the three months ended September 30, 2007 and a $59.5 million one-time tax charge triggered by the IPO on a prior period internal reorganization. This one-time tax charge relates to Man Group’s separation of its brokerage affiliates from its investment affiliates in the US by means of an internal tax-free spin-off transaction in August 2006. The IPO caused this earlier transaction to be recharacterized as fully taxable and our U.S. affiliates are liable for the tax, which has been fully reimbursed by Man Group through a capital infusion. Our effective tax rate on continuing operations remains approximately 35%.

Non-GAAP Financial Measures

In addition to our unaudited combined financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S.GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted pre-tax income”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, and (3) non-GAAP adjusted net income per adjusted diluted common shares. These non-GAAP financial measures currently exclude the following items from our unaudited Statement of Operations:

•	Refco integration costs

•	U.S. pension plan termination costs

•	Exchange membership gains and losses

•	IPO-related costs

•	Legal settlements

•	Loss of extinguishment of debt

•	Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

•	Stock compensation expense on IPO awards

•	Tax liability from the Reorganization and Separation

We do not believe that any of these items are representative of our future operating performance. Other than exchange membership gains and losses, these items reflect costs that were incurred for specific reasons outside of normal operations, and were largely reimbursed to us by Man Group as part of the Recapitalization.

In addition, we may consider whether other significant non-operating or unusual items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Refco integration costs

On November 25, 2005, we acquired the Refco assets. We incurred integration costs directly reflecting the acquisition, related primarily to retention and severance of Refco personnel, of $2.1 million and $15.8 million for the six months ended September 30, 2007 and 2006, respectively, and $0.7 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual ones and integrally related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance, or that we will incur similar costs or a similar loss in connection with our future acquisitions. We therefore have excluded the Refco integration costs from our adjusted net income and our adjusted income before taxes.

U.S. pension plan termination costs

We have also excluded the settlement and curtailment costs related to the termination of the predecessor pension plan in which all MF Global employees in the United States participated. We do not believe that these costs will be recurring or are representative of our future operating performance since they directly relate to the termination of the plan in anticipation of the IPO. All pension costs related to this plan have been included within the historical financial statements on a carve-out basis of accounting.

Exchange membership gains and losses

We recognize unrealized gains or losses on exchange shares and seats that we hold in excess of the number of shares we need to conduct our operations as an executing broker or clearing member. The amount of unrealized gain or loss recorded for each period is based on the fair market value movements of these seats or shares, which can be highly volatile and subject to significant change from period to period. The amount of realized gain or loss recorded for each period is based on sales of excess shares for which we have significant gains following the demutualization of certain exchanges. We believe that the trends in our business are obscured by the presentation of these gains. Since these assets are not, as discussed below, an integral part of our business and normal operations following the Reorganization and Separation transactions, we believe that the use of a non-GAAP measure to exclude these gains is more meaningful to investors in understanding our historical and future results of operations.

In the six months ended September 30, 2007, substantially all of our excess exchange seats and shares were either contributed to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposed of to third parties. As a result, we will no longer recognize substantial gains or losses based on the fair market value movements of these seats or shares. We do not believe that historical gains resulting from exchange seats and shares are representative of our future operating performance. In addition, as a result of the transfer of the majority of all of our excess seats and shares, we do not expect to hold a material portfolio of excess seats or shares going forward, and therefore, absent future demutualization or changes in trading rights, we do not expect to recognize realized gains or losses on the sale of, or fair market value movements with respect to, a material number of seats or shares in the future.

IPO-related costs

We have also excluded costs related to the Reorganization, Separation and Recapitalization transactions, which we refer to as IPO-related costs. IPO-related costs consist of legal, accounting, consulting and other professional fees incurred in connection with the Reorganization, Separation and Recapitalization transactions. We incurred these costs solely because of our initial public offering, and as a result we do not believe that they are representative of our future performance.

Legal settlements

We have also excluded settlement costs related to the PAAF litigation in the three and six months September 30, 2007, as well as two specific legal disputes, including the Midland Euro case, in the three and six months ended September 30, 2006 . We believe that these potential settlement costs, which relate solely to these specific

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

proceedings, are infrequent and unusual, result from unusual facts or circumstances and are not representative of our historical performance or indicative of our future performance, as they may or may not recur with similar materiality or impact in future periods. We have not incurred settlement costs of similar individual significance within the prior two years.

Loss of extinguishment of debt

As of March 31 and June 30, 2007, we held outstanding borrowings that included private placement notes owed to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity from the proceeds of the borrowings under the bridge facility. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt. This loss is infrequent and unusual, resulting directly from the early extinguishment of debt undertaken pursuant to our Separation from Man Group and is not representative of our historical performance or indicative of our future performance. We have not incurred a similar loss in previous years.

Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

We incurred additional expense during the three and six months ended September 30, 2007 related to the accelerated vesting of predecessor Man Group awards pursuant to the plan terms. Prior to the Separation, certain MF Global employees participated in Man Group’s stock-based compensation plans. In connection with the IPO, their awards were terminated as ‘good leavers’ resulting in an additional charge related to the vesting of these awards. This additional expense is infrequent and unusual, resulting directly from our Separation from Man Group, and is not representative of our historical performance or indicative of our future performance.

Stock compensation expense on IPO awards

We incurred stock-based compensation expense during the three and six months ended September 30, 2007 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Tax liability from the Reorganization and Separation

In August 2006, Man Group reorganized its U.S. affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the subsequent IPO had the effect of converting this earlier spin-off transaction into a fully taxable one and triggered a $59.5 million one-time tax charge. Under U.S. income tax principles, one of our U.S. affiliates is liable for this tax, which is being fully reimbursed by Man Group. We have already received from Man Group a deposit in respect of the tax due to the IRS and paid that deposit over to the IRS. This additional tax expense is infrequent and unusual, resulting directly from our Separation from Man Group and the IPO, and is not representative of our historical performance or indicative of our future performance.

Our use of non-GAAP financial measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) the Refco integration costs, U.S. pension termination costs, IPO-related costs, loss on extinguishment of debt, stock compensation charges due to the accelerated vesting of predecessor Man Group awards and the stock compensation expense on IPO awards, as well as the tax liability described above do not reflect our historical operating performance and (2) gains on exchange seats and shares and costs incurred in connection with legal settlements, fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

When viewed with our GAAP results and the accompanying reconciliation, we believe adjusted net income, adjusted pre-tax income and adjusted net income per adjusted diluted common share provide a more complete understanding of the factors affecting our business than GAAP measures alone. We believe these financial measures enable us to make a more focused evaluation of our operating performance and management decisions made during a reporting period, because they exclude the effects of certain items that we believe have less significance in the day-to-day performance of our business. Our internal budgets are based on these financial measures, and we communicate them to our board of directors. In addition, these measures are among the criteria used in determining performance-based compensation. We understand that analysts and investors often rely on non-GAAP financial measures, including per-share measures, to assess core operating performance, and thus may consider adjusted net income, adjusted income before taxes and adjusted net income per adjusted diluted common share important in analyzing our performance going forward. These measures may be helpful in more clearly highlighting trends in our business that may not otherwise be apparent from GAAP financial measures alone.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

GAAP Reconciliation

The table below reconciles net income to adjusted net income (applying an assumed tax rate of 35% to the adjustments prior to July 1, 2007), and income before taxes to adjusted income before taxes, for the periods presented (in thousands):

		Three months ended September 30,		Six months ended September 30,
		2007	2006	2007	2006
Income before taxes (unadjusted)		$(52,093)	$39,781	$59,378	$84,681
Add:	Refco integration costs	742	1,828	2,069	15,795
Less:	Exchange membership gains	(10,946)	(5,511)	(74,247)	(14,094)
Add:	IPO-related costs	26,489	7,447	47,241	7,447
Add:	US Pension plan termination costs	—	86	—	14,070
Add:	Litigation settlement expense	69,000	5,600	69,000	5,600
Add:	Loss on extinguishment of debt	18,268	—	18,268	—
Add:	Stock compensation charge on vesting of predecessor awards	14,579	—	14,579	—
Add:	Stock compensation charge on IPO awards	15,018	—	15,018	—

Adjusted income before taxes		$81,057	$49,231	$151,306	$113,499

Net income (unadjusted)		$(90,592)	$25,431	$(17,695)	$56,505
Add:	Refco integration costs	482	1,188	1,345	10,267
Less:	Exchange membership gains	(6,355)	(3,582)	(47,501)	(9,161)
Add:	IPO-related costs	20,771	4,841	34,260	4,841
Add:	Tax from Reorganization and Separation	59,453		59,453
Add:	US Pension plan termination costs	—	56	—	9,146
Add:	Litigation settlement expense	40,061	3,640	40,061	3,640
Add:	Loss on extinguishment of debt	10,607	—	10,607	—
Add:	Stock compensation charge on vesting of predecessor awards	9,476	—	9,476	—
Add:	Stock compensation charge on IPO awards	9,761	—	9,761	—

Adjusted net income		$53,664	$31,574	$99,767	$75,238

Basic earnings per share		$(0.78)	$0.25	$(0.16)	$0.54
Diluted earnings per share		$(0.78)	$0.25	$(0.16)	$0.54
Adjusted net income per basic share (1)		$0.46	$0.30	$0.90	$0.73
Adjusted net income per adjusted diluted share (2)		$0.42	$0.25	$0.78	$0.59
Adjusted diluted shares outstanding (in millions) (2)		127.1	127.1	127.1	127.1

(1)	Adjusted net income per share is computed by dividing adjusted net income by the weighted average number of basic and diluted shares outstanding during the period, which for the three and six months ended September 30, 2007 was 116.7 million and 110.3 million shares, respectively.
(2)	We believe it is meaningful to investors to present adjusted net income per adjusted diluted common share. Common shares outstanding are adjusted at September 30, 2007 to add back shares underlying an additional 7,468,530 restricted share units granted as part of the IPO Awards that are not considered dilutive under U.S. GAAP and therefore not included in diluted common shares outstanding. As of September 30, 2007, our adjusted diluted shares outstanding are 127.1 million, subject to increase to reflect our grant of additional awards in the future. Since we expect to add back the expenses associated with these awards in determining our adjusted net income in future periods, we believe it is more meaningful to investors to calculate pro forma adjusted net income per common share based on adjusted diluted shares outstanding. We believe that this presentation is meaningful because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of these awards.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Liquidity and Capital Resources

We expect our primary uses of cash over the next 12 months to be for working capital and our debt service obligations. We believe we will have sufficient cash on hand and committed liquidity under our five-year unsecured revolving credit facility (the “liquidity facility”) we and our finance subsidiaries entered into in July 2007 with a syndicate of banks for $1,500 million. This was entered into with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility, to fund our operations for at least the next 12 months. We have also entered into multiple 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $225.0 million, under similar terms as the $1,500 million liquidity facility. There were no borrowings outstanding under these facilities as of September 30, 2007. Also, consistent with past practice and our business strategy, we may from time to time evaluate acquisition opportunities in our core businesses. If we were to consummate an acquisition, we may use cash and/or issue additional equity or debt securities. We are also considering further debt offerings to replace our bridge loan.

Cash Flows

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities.

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents (in millions):

	Six months ended September 30,
	2007	2006
Cash flows from:
Operating activities	$138.8	$104.4
Investing activities	95.9	(11.8)
Financing activities	621.0	64.8
Effect of exchange rate changes	25.2	2.2

Net increase/(decrease) in cash and cash equivalents	$881.0	$159.6

Operating Activities

Net cash received in operating activities was $138.8 million for the six months ended September 30, 2007 and $104.4 million for the six months ended September 30, 2006. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, loss on extinguishment of debt and deferred income taxes, as well as the effects of changes in working capital. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions and securities owned, (2) the levels of our cash segregated under federal and other regulations and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. In the six months ended September 30, 2007, these arrangements resulted in $2,805.1 million net cash used offset by a net decrease in securities owned and securities sold, not yet purchased resulting in cash generated of $2,624.7 million. In the six months ended September 30, 2006, these arrangements resulted in $2,230.0 million net cash received, offset by a net increase in securities owned and securities sold, not yet purchased, resulting in cash used of $2,719.6 million.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Investing Activities

Net cash received in investing activities was $95.9 million for the six months ended September 30, 2007, compared to net cash used in investing activities of $11.8 million for the six months ended September 30, 2006. These activities primarily relate to proceeds received from sale of seats and shares, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In the six months ended September 30, 2007, we received cash of $164.2 million from the sale of exchange seats and shares, which was partially offset by $17.8 million of cash used to purchase furniture, equipment and leasehold improvements. In the six months ended September 30, 2006, we used $15.5 million to purchase furniture, equipment and leasehold improvements and $3.6 million to purchase exchange memberships, which was partially offset by cash received of $7.4 million from the sale of exchange seats and shares. During the six months ended September 30, 2007, net cash received from investing activities was also offset by $49.8 million used to purchase FXA Securities Ltd. and BrokerOne, two acquisitions completed in Japan and Australia, respectively. The cash used in the acquisitions are net of $8.2 million cash acquired through the acquisitions.

Financing Activities

Net cash generated by financing activities was $621.0 million and $64.8 million for the six months ended September 30, 2007 and 2006, respectively. For the six months ended September 30, 2007, this mainly related to the change in capital structure related to the Reorganization, Separation and IPO. This included proceeds from the bridge facility of $1,400 million, proceeds from other short-term borrowings of $51.3 million, proceeds from the Recapitalization of $516.2 million received from Man Group and the receipt of $55.0 million from Man Group as indemnification of a tax liability paid by us for an internal reorganization completed by Man Group prior to the IPO. These increases in cash were offset by $472.6 million used to repay the private placement notes owed to third parties, and $927.4 million paid to Man Group as repayment of all intercompany borrowings. For the six months ended September 30, 2006, net cash received in financing activities primarily relates to proceeds from short-term borrowings, as well as repayments of borrowings from Man Group. There were also dividends paid to Man Group during the six months ended September 30, 2007 of $1.0 million.

Working Capital

Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our clients’ trading activities. We require that our clients deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. Our working capital needs are otherwise primarily limited to regulatory capital requirements that we have satisfied in the past from internally generated cash flow and available funds. We believe that our current working capital is sufficient for our present requirements.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of client funds or timing differences associated with the settlement of client transactions in securities markets. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with short-term borrowings.

Our primary regulated subsidiaries in the United States are registered as futures commission merchants and as broker-dealers and accordingly are subject to the capital rules of the Commodity Futures Trading Commission, the SEC and the Financial Industry Regulatory Authority and principal exchanges of which we are a member. In accordance with the CFTC’s net capital requirements (“Regulation 1.17”) one of our subsidiaries, MF Global Inc., is required to maintain adjusted net capital equivalent to the greater of $250,000 or the aggregate of 8% of customer maintenance margin requirements and 4% of noncustomer maintenance margin requirements. At September 30, 2007, we had adjusted net capital, as defined, of $564.0 million, which was $198.3 million in excess of the minimum capital required to be maintained. In accordance with the Uniform Net Capital Rule (“Rule 15c3-1”) of the Exchange Act, one of our subsidiaries, MF Global Securities Inc., is required to maintain minimum net capital

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

equal to the greater of $250,000 or 2% of aggregate debit items as defined by Rule 15c3-1. At September 30, 2007, we had net capital, as defined, of $81.1 million, which was $76.6 million in excess of the minimum capital required to be maintained. We are also subject to certain notifications and other provisions of the net capital rules of the Commodity Futures Trading Commission and SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At September 30, 2007, we were in compliance with all of these requirements.

In accordance with the regulations of the FSA in the United Kingdom, our subsidiary, MF Global UK Limited, must comply with Financial Resources requirements. The capital held is intended to absorb unexpected losses and is calculated in accordance with a standard regulatory formula that relates primarily to credit and market risk. The FSA requires firms to hold capital against counterparty/credit risk, position/market risk, foreign exchange risk, large exposures and fixed overheads. The major components of the calculation are counterparty risk and position risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. At September 30, 2007, we had financial resources, as defined, of $870.8 million, resource requirements, as defined, of $274.2 million, resulting in excess financial resources of $596.6 million. We are in the process of implementing the new European Union Capital Requirements Directive, effective January 1, 2008, which will increase our required minimum levels of regulatory capital. We expect that the revised regulatory capital framework will increase our regulatory capital requirements as of January 1, 2008 by approximately $350 million, mainly due to new requirements for operational risk, exchange-traded derivatives and certain intercompany exposures. We currently believe that our capital levels will be sufficient to cover this increase in our regulatory capital and also to meet the increased regulatory and internal capital requirements that will result from the planned expansion in our operations or from future acquisitions.

We are also subject to the requirements of other regulatory bodies and exchanges of which we or our subsidiaries are a member in other international locations in which we conduct business. We were in compliance with all of these requirements at September 30, 2007.

As a matter of policy, we maintain excess capital to provide liquidity during periods of unusual market volatility, which has been sufficient in the past to absorb the impact of volatile market events. Similarly, for our brokerage activities in the OTC markets, despite these transactions being brokered as principal and not as agent, we have adopted a futures-style margin methodology to protect us against price movements, and this also reduces the amount of capital needed to conduct business because even if we are required to post funds with clearing organizations or other counterparties in order to facilitate client-initiated transactions, we are able to use client deposits for this purpose rather than our own funds. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements described below.

Long-Term Debt

Prior to the Separation, our long-term debt consisted of subordinated borrowings from Man Group and private placement notes. At September 30, 2007 and March 31, 2007, we had $0 and $594.6 million, respectively, in subordinated borrowings outstanding. See Note 8 to our unaudited combined financial statements for a description of this indebtedness. In connection with the IPO, we used the proceeds of borrowings under the bridge facility described below to repay this existing indebtedness.

In July 2007, we entered into a 364-day unsecured committed revolving credit facility in an aggregate principal amount of up to $1,400 million, (the “bridge facility”), with several financial institutions. All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In repaying the private placement notes and terminating the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million. We expect to replace the bridge facility with the issuance of new debt. In anticipation of the issuance of new debt, we have entered into interest rate swaps, to eliminate the variability of cash flows due to changes in the U.S. Treasury rate. The interest rate swaps fix the interest rate to be applied on the first ten forecasted semi-annual interest payments associated with our planned issuance of debt. The changes in fair value of these interest rate swaps are designated and qualify as cash flow hedges in accordance with SFAS 133, and are recorded in Other Comprehensive Income within Shareholders’ Equity. We test hedge effectiveness quarterly, on both a prospective and retrospective basis, using the dollar-offset method. During the three and six months ended September 30, 2007, there was no ineffectiveness related to this cash flow hedge, and as such no amounts have been recognized in the Consolidation Statement of Income, within Principal Transactions. The impact of the swap will be reclassified into earnings when we issue the related debt and makes interest payments thereon.

Borrowings under the bridge facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.29% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. Advances are subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, our ability to be acquired, fundamental changes to our business and failure to maintain required regulatory capital. We have agreed to pay an arrangement fee of $0.5 million and an administration fee of $0.1 million in connection with the bridge facility and liquidity facility (described below). In addition, we also expect to pay a facility fee of 6 basis points per annum during the period the bridge facility is in effect.

Credit Facilities and Sources of Liquidity

In addition to the bridge facility discussed above, we have entered into a $1,500 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks, including affiliates of certain underwriters that we and our finance subsidiaries entered into concurrently with the bridge facility. Borrowings under the liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.27% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. In addition, we also expect to pay a one-time up-front fee of 5 basis points and a facility fee of 8 basis points per annum during the period the liquidity facility is in effect. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. No borrowings under the liquidity facility were outstanding as of September 30, 2007. In addition, we may conduct an offering of senior and subordinated debt securities whose proceeds will go towards the repayment of the bridge loan. The decision to proceed with the senior and subordinated notes offering will be subject to market conditions.

We have also entered into multiple 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $225.0 million, under similar terms as the liquidity facility. There were no borrowings outstanding under these facilities as of September 30, 2007.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of September 30, 2007, the Company had $62.7 million of issued letters of credit.

Prior to the IPO, we also had access to funding through Man Group’s committed and uncommitted lines of credit which it could use to assist with working capital requirements, as needed.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Off-Balance Sheet Arrangements and Risk

We are a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying combined statement of financial condition for these arrangements.

Our client financing and securities settlement activities require us to pledge client securities as collateral in support of various secured financing sources, such as securities loaned. In the event the counterparty is unable to meet its contractual obligation to return client securities pledged as collateral, we may be exposed to the risk of acquiring securities at prevailing market prices in order to satisfy our client obligations. We control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish counterparty limits for such activities and monitor compliance on a daily basis.

In the normal course of business, our client activities involve the execution, settlement and financing of various client transactions. These activities may expose us to off-balance sheet risk in the event our client or the other broker is unable to fulfill its contracted obligations and we have to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty with which we conduct business.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to our unaudited consolidated financial statements as well as the audited consolidated financial statements for the year ended March 31, 2007 included in our Registration Statement filed on Form F-1. As disclosed in our Registration Statement filed on Form F-1, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements on the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” in our Registration Statement filed on Form F-1, because actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

•

the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimate or assumption on our financial condition or operating performance is material.

There have been no significant changes in the application of critical accounting estimates since March 31, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Recent Accounting Pronouncements

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting FIN 39-1 on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently considering the impact of the adoption of SFAS No. 159 on our combined financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently considering the impact of the adoption of SFAS No. 157 on our combined financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48), which provides recognition criteria and a related measurement model for tax positions taken by companies. Under FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized. We adopted the provisions of FIN 48 effective April 1, 2007. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. As of adoption, the Company had gross unrecognized tax benefits of $4,740. The total balance would, if recognized, affect our effective income tax rate in future periods. In the three months ended September 30, 2007, we increased the unrecognized tax benefit related to prior years’ tax positions by $2.7 million. The change was primarily due to our evaluation of uncertain tax positions relating to certain transactions that occurred prior to the IPO the tax status of which may have been affected by the IPO. It is our practice to recognize interest and penalties related to income tax matters in income tax expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to numerous risks in the ordinary course of our business. Management believes that effective risk management is critical to the success of our business. We have a comprehensive risk management structure and processes to monitor, evaluate and manage the principal risks we assume in conducting our business. The principal risks we face include:

•	market risk;

•	credit risk;

•	cash liquidity risk;

•	operational risk; and

•	regulatory capital risk.

Market Risk

We are exposed to market risk primarily from foreign currency exchange rate fluctuations related to our international operations; changes in interest rates that impact the amount of interest income we earn and interest expense we pay on cash balances and secured financing transactions; as well as our variable rate debt instruments and, to a lesser extent, equity price risk. We seek to mitigate market risk by using a combination of cash instruments and exchange-traded derivatives to hedge our foreign currency and interest rate market exposure.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of our assets located outside of the United States. To hedge this risk, we purchase forward contracts, which serve to manage fluctuations in foreign currency rates and our global exposure related to our non-U.S. dollar operating transactions.

Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and euros. The largest percentage of our revenues is denominated in U.S. dollars while the largest percentage of our expenses is denominated in British pounds. As a result, our earnings can be affected by changes in the U.S. dollar/British pound and U.S. dollar/euro exchange rates. While we seek to mitigate our exposure to foreign currency exchange rates through hedging transactions, we may not be successful.

Going forward, we intend to hedge certain foreign exposures on a forward basis at the beginning of the year, adjusting and optimizing our hedging strategy as appropriate. A large percentage of our employee compensation is variable and not subject to currency risk at year-end due to the fact that we convert these foreign commitments to U.S. dollars on a monthly basis with no adjustment required at quarter-end that could impact our earnings’ volatility. We also intend to hedge our fixed expenses where possible. However, there may be certain expenses that we do not hedge. The table below shows the approximate effect on our shareholders’ equity of instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the three months ended September 30, 2007 against the U.S. dollar (in millions):

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses

British pounds	10%	$5.3
Euros	10%	$0.5

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. We are exposed to interest rate risk on debt, client cash and margin balances and positions carried in equity securities, options and futures.

In the ordinary course of our operations, we have limited our exposure to interest rate risk. Our balance sheet, which reflects a substantial amount of short-term and highly liquid assets, frequently also reflects matching liabilities (and vice versa). We generate interest income from the positive spread earned on client deposits or secured client financing transactions, and the basis for the calculation of interest received and paid is matched. This is the case in both rising and falling interest rate environments, although we have the opportunity to create higher levels of interest income in a rising interest rate environment. Based on our current portfolio, a 25 basis point decrease in interest rates would result in a decrease in our annual revenues of approximately $5.0 million. However, we currently hedge a portion of our portfolio against rate reductions, using an 18-month time horizon, such that a 25 basis point decrease would reduce our annual revenues by $2.6 million, rather than $5.0 million. We may change this time frame in the future as part of our regular portfolio review process.

Credit Risk

Credit risk is the possibility that we may suffer a loss from the failure of clients, counterparties or borrowers to meet their financial obligations at all or in a timely manner. We act as both an agent and principal in providing execution and clearing services, primarily for exchange-traded products. Our client securities activities are transacted on either a cash or margin basis. In margin transactions, we extend credit to our clients, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the clients’ accounts. In connection with these activities, we execute and clear client transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose us to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that clients may incur. In the event the client fails to satisfy its obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the client’s obligations.

For execution-only clients, our principal credit risk arises from the potential failure of our clients to pay commissions on those trades (“commission risk”). For cleared clients, our principal credit risk arises from the requirement that we pay variation margin to the exchanges before we receive margin from clients (“margin risk”). Most clients are required to cover initial and variation margin with cash and must pay any margin deficits within 24 hours. In line with market practices, we also provide unsecured credit lines to some clients to enable them to post initial and variation margin, which exposes us to additional credit risk (“unsecured credit risk”). We are also exposed to the risk of default by counterparties in respect of positions held with them, which are mainly exchanges, clearinghouses and highly rated and internationally recognized banks (“default risk”).

Margin Risk

Our clients are required to maintain margin accounts with collateral sufficient to support their open trading positions. While we initially establish each client’s margin requirement at levels set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions, a client’s subsequent trading activity or adverse market changes may cause that client’s previous margin payments to be inadequate to support their trading obligations, which, in instances where we serve as the exchange clearing member for the trade, would require us to cover any shortfall and thereby expose us to potential losses. When we act as a clearing broker, we are also responsible to our clearing clients for performance by the other party to the transaction. While the other party is often a clearinghouse (through “novation” or substitution), in some OTC trades it may be another clearing broker or even a counterparty and, unless the other side is a counterparty, we generally do not receive collateral to secure its obligations. Our margin risk also arises when a clearing member defaults on its obligations to a clearinghouse in an amount larger than its margin and clearing fund deposits, and the shortfall is absorbed pro rata from the deposits of other clearing members. Such a default by a clearing member of a clearinghouse of which we are also a clearing member could result in losses to us, including losses resulting from the defaults of other market participants.

Unsecured Credit Risk

At September 30, 2007, we had granted credit lines to clients in an aggregate amount of $1,213.0 million, of which $798.4 million related to initial margin that customers were not required to cover with cash or collateral and $414.7 million related to credit lines provided for variation margin. At September 30, 2007, $346.6 million was outstanding under these credit lines, of which $290.3 million related to initial margin and $56.3 million related to variation margin.

Default Risk

The default risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations under a derivative contract, we could incur a loss when we cover the resulting open position because the market price has moved against us. Settlement risk is the possibility that we may pay a counterparty, such as a bank in a foreign exchange transaction, and fail to receive the corresponding settlement in turn. Many of these exposures are subject to netting agreements which reduce the net exposure to us. Limits for counterparty exposures are based on the creditworthiness of the counterparty and are subject to formal lines of approval. The credit risk is diversified between clients and counterparties across a wide range of markets and jurisdictions.

Our exposure to credit risk associated with our clients’ trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Our credit exposures arise both in relation to contractual positions that are essentially fixed in amount, such as bank deposits, and also in relation to derivative contracts whose value changes as market prices change. For such derivative contracts, the credit risk does not depend solely on the current value of the contract, but also on the potential value of the exposure (net of any margin held as collateral) at any point during the term of the contract. We use a stochastic model to assess the potential or stressed value of such exposures and these are used as an input in our evaluation of the credit risk in our economic capital methodology. A substantial majority of our credit portfolio is represented by highly rated counterparties.

Analysis of Stressed Credit Exposures

Our internal risk ratings use the ratings categories used by Standard & Poor’s. Ratings of BB+ or less are considered speculative, or below “investment grade”. Credit lines to clients are subject to formal lines of approval and are reviewed at least annually. The amount of margin we require from our clients is based in part on these internal risk ratings. Concentrations of credit risk can be affected by changes in political, industry or economic factors.

Risk Mitigation

To mitigate these risks, we employ a number of stress-testing and other techniques to monitor the market environment and our clients’ risk of default based upon the exposure created by their open positions. These techniques include:

•	establishing risk parameters based on analysis of historical prices and product price volatility;

•	intra-day and end of day risk limit monitoring, including intra-day position and trade monitoring to identify any accounts trading beyond pre-set limits and parameters;

•	market risk analysis and evaluation of adequacy of margin requirements for traded products;

•	establishing and monitoring of margin levels and client margin calls;

•	stress testing of risk scenarios (both regular and longer term);

•	intra-day stress analysis for material market moves or accounts with material position taking; and

•	approval of pricing, margin requirements, limits and risk control of new instruments.

We also use software to test the adequacy of initial margins and, where appropriate, set margin requirements at higher levels than those requested by the exchanges to minimize credit risk. Most clients are required to cover initial and variation margins with cash. We monitor client activity levels daily to ensure credit exposures are maintained in accordance with agreed risk limits. Daily and, if required, intra-day margin calls are made on clients to reflect market movements affecting client positions. Financial analysis is performed to evaluate the effect of potential market movements on client positions and may result in clients being asked to reduce positions. We reserve the right to liquidate any client position immediately in the event of a failure to meet a margin call.

On cleared business, we require the initial margin to be paid by clients as a deposit before they commence trading. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions. For the six months ended September 30, 2007 and 2006, our bad debts and losses due to transactional errors, as a percentage of revenues, net of interest and transaction-based expenses, was 1.2% and 1.1%, respectively. For the three months ended September 30, 2007 and 2006, our bad debts and losses due to transactional errors as a percentage of revenues, net of interest and transaction-based expenses, was 1.1% and 1.2%, respectively.

Cash Liquidity Risk

In normal conditions, our core business of providing execution and clearing brokerage services is self-financing because we generate sufficient revenue to pay our expenses as they become due. As a result, we generally do not face a substantial cash liquidity risk—that is, a risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise.

We may segregate up to an aggregate amount of $800 million of unrealized profits from trading in the OTC markets by certain funds (which Man Group refers to as investment products) that are managed by Man Investments and to which we provide clearing services. In addition, as we often do in the ordinary course of our dealings with substantial clients, we may provide margin relief for these investment products’ initial margin requirements from time to time, in this case in an aggregate amount up to $500 million for credit lines against initial margins at any time outstanding. We are also segregating the additional initial margin requirements of Man Investments related to Eurex and Euronext. Although we have made no commitment in this regard, providing this financing could reduce the amount of our funds available to meet our own liquidity requirements.

We generally do not engage in proprietary trading—meaning that we do not engage in directional trading in order to profit from anticipated changes in market prices. When we do take positions for our own account, we do so primarily on a matched-principal basis in response to client demand. We also take positions for our own account to hedge our exposure to foreign currency and interest rate risk, which is inherent in the international nature and financial focus of our business. We believe that, because we take positions for our own account primarily to facilitate client trades and for hedging purposes, we are less susceptible to the cash liquidity risks faced by many proprietary traders. Under adverse conditions, however, our cash liquidity risk may be heightened to the extent that we are required to satisfy obligations relating to open client positions that exceed the amount of collateral available in their margin accounts. To address this risk, we have developed a liquidity policy.

Our liquidity policy seeks to ensure that we maintain access to liquidity at both our unregulated and regulated subsidiaries. As discussed above, we must observe all relevant exchange margin requirements, and we maintain our own, in many cases more stringent, margin requirements, which are intended to ensure that clients will be able to cover their positions in most reasonably foreseeable economic environments. Our liquidity policy requires that we have sufficient readily available liquid assets and committed liquidity facilities to ensure that we can meet our financial obligations as they become due under both normal and some unusual or distressed market conditions. To this end, our policy requires that we have sufficient liquidity to satisfy all of our cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500 million multi-year revolving unsecured credit facility with a syndicate of banks. We also have committed and uncommitted credit lines, together with substantial multiple trading lines from a large and highly diversified group of financial institutions to support the daily business in respect of settlement and intra day requirements. We also anticipate accessing these facilities and credit lines from time to time.

We evaluate our liquidity needs by analyzing the impact of liquidity stress scenarios, including: (1) exceptional increases in margin requirements imposed by exchanges; (2) exceptional adverse market movements sufficient to place material intra-day stress on clients’ margin obligations and/or significantly higher usage of client credit lines; and (3) one or more substantial settlement failures. We adjust our liquid assets as necessary based upon the results of our analysis.

Operational Risk

Our operations are subject to a broad and significant number of risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties. We have established a system to monitor our computer systems, platforms and related technologies and to address issues that arise promptly. We have also established several disaster recovery facilities in strategic locations to ensure that we can continue to operate without interruption in the event that our primary systems are damaged. As with our technological systems, we have established an array of policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies and by taking into account the possibility of operational losses as part of our budget and economic modeling processes.

Regulatory Capital Risk

Various domestic and foreign governmental bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example, we are in the process of implementing the new European Union Capital Requirements Directive, effective January 1, 2008, which will increase our required minimum levels of regulatory capital. We expect that the revised regulatory capital framework will increase our regulatory capital requirements as of January 1, 2008 by approximately $350 million, mainly due to new requirements for operational risk, exchange-traded derivatives and certain intercompany exposures. We currently believe that our capital levels will be sufficient to cover this increase in our regulatory capital and also to meet the increased regulatory and internal capital requirements that will result from the planned expansion in our operations or from future acquisitions.

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value of our principal positions due to adverse market movements over a defined time horizon with a specified confidence level.

Our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $4.5 million as of September 30, 2007. This calculation excludes exchange shares, U.S. Treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

The modeling of the risk characteristics of our principal positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating value-at-risk, and different assumptions and/or approximations could produce materially different estimates of value-at-risk.

We use the historical simulation approach to estimate our value-at-risk, which involves constructing a distribution of hypothetical daily changes in the value of our positions based on market risk factors embedded in the current portfolio and historical observations of daily changes in these factors. Our method uses two years of historical data in simulating potential changes in market risk factors.

It is implicit in a historical simulation value-at-risk methodology that positions will have offsetting risk characteristics, referred to as diversification benefit. We measure the diversification benefit within our portfolio by historically simulating how the positions in our current portfolio would have behaved in relation to each other (as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period). Thus, from time to time there will be changes in our historical simulation value-at-risk due to changes in the diversification benefit across our portfolio of financial instruments.

Value-at-risk measures have inherent limitations including: historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors; value-at-risk measurements are based on current positions, while future risk depends on future positions; value-at-risk based on a one day measurement period does not fully capture the market risk of positions that cannot be liquidated or hedged within one day. Value-at-risk is not intended to capture worst case scenario losses and we could incur losses greater than the value-at-risk amounts reported.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, of MF Global. Based upon that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item1.	Legal Proceedings

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. There is inherent difficulty in predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious legal position in the matters described below. The Company cannot predict the outcome of any of these claims, and an adverse resolution in certain of these matters could have a material adverse affect on its unaudited consolidated and combined balance sheets, operating results and cash flows. Significant cases to which the Company is a party are as follows:

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc, formerly known as Man Financial Inc, the Company’s U.S. operating subsidiary, and seven of the Company’s employees, in connection with a CFTC-imposed shutdown of PAAF. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by the Company for PAAF. The complaint asserts various claims in connection with the Company’s opening and maintenance of a clearing and execution account for PAAF, which allegedly sustained substantial trading losses from January to June 2005. The Company and its employees are alleged to have, among other things, (a) inappropriately accepted Eustace’s signatures in opening the PAAF account and subaccounts; (b) provided PAAF with monthly statements for each of its trading accounts, but followed Eustace’s instructions as to whom internet access to PAAF account information should be given and, in doing so, did not give PAAF’s Cayman Islands administrator internet access to information for one of the subaccounts; (c) concealed one PAAF subaccount from a PAAMCo director and employee; (d) effected Eustace’s instructions to transfer open futures and options positions between PAAF’s subaccounts; (e) at Eustace’s instruction, sent an e-mail to a potential investor advising of PAAF’s net asset value, which allegedly was false; (f) failed properly to monitor and evaluate the trading risks in the PAAF account; (g) committed trading errors in connection with the liquidation of the PAAF subaccounts; and (h) failed to supervise our employees. The receiver, in his complaint, alleges among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. The Company, and its employees, have denied all material allegations of the complaint. Although the complaint does not quantify the exact amount of damages sought, the amount claimed is estimated to be approximately $175.0 million (with the plaintiff claiming that these damages should be tripled under RICO). The Company has, in turn, brought third-party actions against the directors of PAAF, an employee and the chairman of the board of the trading advisor to PAAF and UBS Fund Services (Cayman) Ltd., the administrator of PAAF, claiming negligence and requesting indemnification and contribution. The court-appointed receiver in this matter has, by judicial order, been replaced by a newly appointed “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. Motions for summary judgment were filed in July 2007 and a trial is scheduled to begin no earlier than in November 2007. In July 2007, the receiver ad litem dismissed all claims against six of our employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against us are substantially similar as those in the initial complaint. Man Group has agreed to indemnify the Company for all costs, expenses and liabilities the Company may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim for amounts in excess of $50.0 million after giving effect to any insurance proceeds the Company receives. Although Man Group has agreed to indemnify the Company, the Company cannot assure that, in the event of an adverse judgment, the Company’s reputation, business, financial condition and/or operating results will not be adversely affected. The CFTC has been conducting an investigation of us relating to the PAAF matter, and the Company believes that the CFTC may seek to cite and fine the Company. The Company is currently in active discussions to settle this matter. As a result of these discussions, the Company has recorded a litigation accrual of $69.0 million in its statement of operations during the three months ended September 30, 2007. The Company believes that these settlement and litigation costs are substantially insured, however no insurance proceeds have been recognized as yet.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent or employee of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company has been involved in two arbitration proceedings relating to CCPM introduced accounts. The first arbitration involves claims made by Fairfield Capital Partners, Inc. and Alan Glassman before a National Futures Association panel. The second arbitration involves claims made by four claimants before a NASD panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in unauthorized transfers from, and trades into, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding are approximately $1.8 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The first arbitration case was settled for $0.2 million as to one claimant and $0.6 million as to the second claimant. Damages sought in the NASD proceeding are approximately $4.0 million in compensatory damages and $12.0 million in punitive damages. That case is in its discovery phase and hearings are scheduled for March 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. Therefore, no provision for losses has been provided in connection with this litigation.

Midland Euro Cases

The key contentions in a bankruptcy proceeding and a class action proceeding are that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that the Company (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleges that in the one year period preceding the bankruptcy petitions, the Company made voidable transfers to itself from the MEE accounts in the amount of not less than approximately $1.8 million. In the class action complaint, the plaintiffs allege that the Company, together with MEE’s accountants and its London bank, are liable for $90.0 million of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO are sought. The Company has reached a settlement with plaintiffs in the class action suit, in which the Company paid the plaintiffs $4.1 million subsequent to September 30, 2007. The Company has also reached a settlement with the bankruptcy trustee, in which the Company paid the trustee $0.1 million. As of September 30, 2007, the Company had a provision of $4.1 million.

Refco LLC Exchange Seats

In November 2005, the Company acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and the Company. As part of that transaction, the Company acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified the Company of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to us under the Acquisition Agreement and that, as a result, the Company is liable to Refco LLC for the value of the Shares, asserted to be approximately $57.0 million at the date of closing under the Acquisition Agreement. To date, no legal proceeding has been commenced. The Company has negotiated a tentative settlement agreement with the trustee, subject to documentation and Court approval, pursuant to which all claims between the Company and all Refco related entities are settled by the Company paying $2.2 million to the Refco Estate. The Company established a reserve of $2.2 million during the three months ended September 30, 2007 related to this matter.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging negligent misrepresentation and breach of fiduciary duty. The claimants seek £3.7 million ($6.4 million) in damages and speculative claims of up to an additional £9.0 million ($15.6 million). As the matter is in its preliminary stage, no trial date has been set. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

CFTC Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of the Company’s individual employees received what is commonly referred to as a “Wells notice”

from the staff of the Division of Enforcement (“DOE”) of the CFTC. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, DOE staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The DOE staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals strongly dispute the contentions of the DOE staff and have submitted a written statement to the DOE, setting forth the reasons why the Company believes no proceeding should be brought. As this matter is in its earliest stage, the Company is unable to predict what action, if any, the CFTC will take. No provision for losses has been provided in connection with this potential matter.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). The case is at its earliest stages so it is difficult to determine exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been provided in connection with this litigation.

In addition to the matters discussed above, the Company is party to litigation and regulatory proceedings that arise in the ordinary course of business. Aside from the matters discussed above, the Company does not believe that it is a party to any pending litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our prospectus dated July 18, 2007, filed with the SEC in accordance with Rule 424(b) of the Securities Act on July 19, 2007, which is accessible on the Securities and Exchange Commission’s website at sec.gov. There have been no material changes to the risk factors disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2007, in connection with its incorporation, the Company issued 100 common shares to a subsidiary of Man Group for $100 in cash. On July 2, 2007, following the Reorganization and in connection with the Separation, the Company issued 103,726,353 common shares to a subsidiary of Man Group, in exchange for the assets comprising Man Group’s brokerage division. On July 10, 2007, in connection with the Recapitalization, the Company issued 17,379,493 additional common shares to a subsidiary of Man Group in exchange for Man Group’s net capital contribution to the Company These shares were offered and sold in reliance on Section 4(2) of the Securities Act as the offering and sale of the common shares did not involve a public offering. Appropriate legends were affixed to the share certificates issued in these transactions. The number of shares transferred to the subsidiary of Man Group was subsequently reduced as a result of the transfer of 1,473,514 common shares previously issued to and held by such subsidiary to the Company for $1.00 in the aggregate (and the subsequent cancellation of such shares), which the Company effected by way of a share adjustment, to give effect to the difference between the IPO price of $30.00 per share and the estimated IPO price of $37.50 per share, which had been used to calculate the number of shares previously issued to Man Group’s subsidiary.

In connection with the IPO of its common shares, the Company entered into employment agreements with several of its executive officers. Under these agreements, the Company awarded such officers restricted share units and options. These shares were offered and sold in reliance on Section 4(2) of the Securities Act.

In connection with the IPO of its common shares, the Company issued share options and restricted share units to certain of its employees. The options and restricted shares were offered and sold in reliance on Regulation D under the Securities Act as well as, in certain cases, outside the United States in reliance on Regulation S under the Securities Act. In connection with the acquisition or hiring of new employees, the Company is offering such persons awards of share options and restricted share units. These options and restricted share units were offered and sold in reliance on Section 4(2) of the Securities Act.

MF Global Ltd.’s registration statement filed on Form F-1 under the Securities Act of 1933 (File No. 333-143395) (“Form F-1”) relating to the initial public offering of MF Global Ltd.’s common shares became effective on July 18, 2007. A total of 97,379,765 common shares were sold. Citigroup Global Markets Inc,. J.P. Morgan Securities Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Credit Suisse Securities acted as joint book-running managers of the offering.

The offering was completed on July 27, 2007. The aggregate offering price for the common shares sold pursuant to the initial public offering was $2,921,392,950. All of the common shares sold in the offering of MF Global’s common shares were sold by Man Group U.K. Limited, a subsidiary of Man Group plc. MF Global Ltd. did not receive any proceeds from the sale of those common shares. All proceeds from the sale of those common shares, net of underwriters’ discounts and offering expenses, were received by Man Group U.K. Limited.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 2, 2007, resolutions relating to the following matters were adopted by unanimous written consent of our sole member:

•	Approval of an increase to create a vacancy on the board of directors of the Company.

•	Approval of an increase in the authorized share capital of the Company.

On July 8, 2007, resolutions relating to the following matters were adopted by unanimous written consent of our sole member:

•	Approval of an increase in the authorized share capital of the Company.

•	Approval and adoption of new bye-laws of the Company.

•	Ratification and approval of the appointment of the Company’s independent auditor and authorization of the audit committee to determine the independent auditor’s fees.

•	Approval and adoption of the Company’s 2007 Long Term Incentive Plan.

•	Approval and adoption of the Company’s 2007 Employee Share Purchase Plan and U.K. Sharesave Plan.

•	Approval and adoption of the Company’s 401(k) Plan.

•	Approval of a shareholder rights plan.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
2.1	Form of Master Separation Agreement by and between Man Group plc and MF Global Ltd.*

3.1	Certificate of Incorporation and Memorandum of Association of MF Global Ltd.*

3.2	By-Laws of MF Global Ltd.*

4.1	Form of Certificate for Common Shares*

4.2	Form of Registration Rights Agreement among MF Global Ltd., Man Group plc and Man Group U.K. Ltd.*

4.3	Form of Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent*

10.1	Form of Treasury Services Agreement by and between Man Group plc and MF Global Ltd.*

10.2	Form of Introducing Broker Master Agreement by and between Man Financial Limited, Man Investments AG and The Product Clearing Clients†*

10.3	Form of Company Secretarial Services by and between Man Group plc and MF Global Ltd.*

10.4	Form of Group Risk Services Agreement by and between Man Group plc and MF Global Ltd.*

10.5	Form of Tax Matters Deed by and between Man Group plc and MF Global Ltd.*

10.6	Deed of Indemnity by and between Man Group plc and MF Global Ltd.*

10.7	Form of Subunderlease in respect of Sugar Quay, Lower Thames Street, London EKE by and between ED & F Man Limited and Man Financial Limited*

10.8	Form of Subunderlease in respect of Level 2, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.9	Form of Subunderlease in respect of Level 4, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.10	Form of Subunderlease in respect of Kings Hill, Flex 4, 30 Kings Hill Avenue, West Malling, Kent by and between ED & F Man Limited and Man Financial Limited*

10.11	Form of Assignment in respect of 10 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.12	Form of Tax Services Agreement by and between Man Group plc and MF Global Ltd.*

10.13	Form of Facility Sharing Agreement by and between Man Financial Inc and Man- Glenwood Inc.*

10.14	Form of Group Insurance Services Agreement by and between Man Group plc and MF Global Ltd.*

10.15	Form of Trademark Agreement by and between Man Group plc and MF Global Ltd.*

10.16	Form of Executive Officer Employment Agreement with MF Global Ltd.*

10.17	Terms Schedule to Employment Agreement of Kevin R. Davis with MF Global Ltd., dated April 3, 2007, by and between Man Group plc and Kevin R. Davis*

10.18	Terms Schedule to Employment Agreement of Christopher J. Smith with MF Global Ltd., dated May 9, 2007, by and between Man Group plc and Christopher J. Smith*

10.19	Terms Schedule to Employment Agreement of Amy S. Butte with MF Global Ltd., dated April 16, 2007, by and between Man Group plc and Amy S. Butte*

10.20	Terms Schedule to Employment Agreement of Ira Polk with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Ira Polk*

10.21	Terms Schedule to Employment Agreement of Thomas M. Harte with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Thomas M. Harte*

10.22	Terms Schedule to Employment Agreement of Simon P. Healy with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Simon P. Healy*

10.23	MF Global Ltd. 2007 Long Term Incentive Plan

10.24	Form of Share Option Award Agreement (Employee version)

10.25	Form of Share Option Award Agreement (Selected Executives version)

10.26	Form of Restricted Share Unit Award Agreement (Employee version)

10.27	Form of Restricted Share Unit Award Agreement (Selected Executives version)

10.28	MF Global Ltd. Employee Stock Purchase Plan

10.29	MF Global Ltd. Approval Savings-Related Share Option Plan

10.30	Acquisition Agreement dated as of November 13, 2005 by and among Man Financial as Buyer and Refco Inc., Refco Group Ltd, LLC, Refco Global Futures LLC, Refco Global Holdings, LLC, Refco LLC, Refco (Singapore) PTE Limited, Refco Canada Co., Refco Overseas Ltd, and Certain Affiliates of Refco LLC as Sellers*

10.31	$1,400,000,000 Bridge Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.32	$1,500,000,000 Liquidity Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.33	Form of Telephony Services Agreement by and between Man Group plc and MF Global Ltd.*

10.34	Form of Addendum to Man Financial Limited Terms of Business by and between Man Financial Limited and Man Investments Finance Limited*

10.35	Form of Non-Executive Chairman Restricted Share Award Agreement*

10.36	Terms Schedule to Employment Agreement of Laurence R. O’Connell with MF Global Ltd., dated June 13, 2007, by and between Man Group plc and Laurence R. O’Connell*

10.37	Letter from MF Global to Alison J. Carnwath, dated July 5, 2007*

10.38	Form of Assignment and Assumption of Employment Agreement by and between MF Global Ltd. and Man Group plc*

10.39	Form of Non-Employee Director Restricted Share Award Agreement*

10.40	Deed relating to the Recapitalization of MF Global Ltd., dated as of July 9, 2007, by and between Man Group plc and MF Global Ltd.*

31.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Amy S. Butte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Amy S. Butte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Registration Statement on Form F-1 (File No. 333-143395) filed on May 31, 2007, relating to MF Global Ltd.’s initial public offering of its common shares, as amended.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

By:	/s/ KEVIN R. DAVIS
Name:	Kevin R. Davis
Title:	Chief Executive Officer

By:	/s/ AMY S. BUTTE
Name:	Amy S. Butte
Title:	Chief Financial Officer

Date: November 13, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Form of Master Separation Agreement by and between Man Group plc and MF Global Ltd.*

3.1	Certificate of Incorporation and Memorandum of Association of MF Global Ltd.*

3.2	By-Laws of MF Global Ltd.*

4.1	Form of Certificate for Common Shares*

4.2	Form of Registration Rights Agreement among MF Global Ltd., Man Group plc and Man Group U.K. Ltd.*

4.3	Form of Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent*

10.1	Form of Treasury Services Agreement by and between Man Group plc and MF Global Ltd.*

10.2	Form of Introducing Broker Master Agreement by and between Man Financial Limited, Man Investments AG and The Product Clearing Clients†*

10.3	Form of Company Secretarial Services by and between Man Group plc and MF Global Ltd.*

10.4	Form of Group Risk Services Agreement by and between Man Group plc and MF Global Ltd.*

10.5	Form of Tax Matters Deed by and between Man Group plc and MF Global Ltd.*

10.6	Deed of Indemnity by and between Man Group plc and MF Global Ltd.*

10.7	Form of Subunderlease in respect of Sugar Quay, Lower Thames Street, London EKE by and between ED & F Man Limited and Man Financial Limited*

10.8	Form of Subunderlease in respect of Level 2, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.9	Form of Subunderlease in respect of Level 4, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.10	Form of Subunderlease in respect of Kings Hill, Flex 4, 30 Kings Hill Avenue, West Malling, Kent by and between ED & F Man Limited and Man Financial Limited*

10.11	Form of Assignment in respect of 10 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.12	Form of Tax Services Agreement by and between Man Group plc and MF Global Ltd.*

10.13	Form of Facility Sharing Agreement by and between Man Financial Inc and Man- Glenwood Inc.*

10.14	Form of Group Insurance Services Agreement by and between Man Group plc and MF Global Ltd.*

10.15	Form of Trademark Agreement by and between Man Group plc and MF Global Ltd.*

10.16	Form of Executive Officer Employment Agreement with MF Global Ltd.*

10.17	Terms Schedule to Employment Agreement of Kevin R. Davis with MF Global Ltd., dated April 3, 2007, by and between Man Group plc and Kevin R. Davis*

10.18	Terms Schedule to Employment Agreement of Christopher J. Smith with MF Global Ltd., dated May 9, 2007, by and between Man Group plc and Christopher J. Smith*

10.19	Terms Schedule to Employment Agreement of Amy S. Butte with MF Global Ltd., dated April 16, 2007, by and between Man Group plc and Amy S. Butte*

10.20	Terms Schedule to Employment Agreement of Ira Polk with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Ira Polk*

10.21	Terms Schedule to Employment Agreement of Thomas M. Harte with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Thomas M. Harte*

10.22	Terms Schedule to Employment Agreement of Simon P. Healy with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Simon P. Healy*

10.23	MF Global Ltd. 2007 Long Term Incentive Plan

10.24	Form of Share Option Award Agreement (Employee version)

10.25	Form of Share Option Award Agreement (Selected Executives version)

10.26	Form of Restricted Share Unit Award Agreement (Employee version)

10.27	Form of Restricted Share Unit Award Agreement (Selected Executives version)

10.28	MF Global Ltd. Employee Stock Purchase Plan

10.29	MF Global Ltd. Approval Savings-Related Share Option Plan

10.30	Acquisition Agreement dated as of November 13, 2005 by and among Man Financial as Buyer and Refco Inc., Refco Group Ltd, LLC, Refco Global Futures LLC, Refco Global Holdings, LLC, Refco LLC, Refco (Singapore) PTE Limited, Refco Canada Co., Refco Overseas Ltd, and Certain Affiliates of Refco LLC as Sellers*

10.31	$1,400,000,000 Bridge Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.32	$1,500,000,000 Liquidity Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.33	Form of Telephony Services Agreement by and between Man Group plc and MF Global Ltd.*

10.34	Form of Addendum to Man Financial Limited Terms of Business by and between Man Financial Limited and Man Investments Finance Limited*

10.35	Form of Non-Executive Chairman Restricted Share Award Agreement*

10.36	Terms Schedule to Employment Agreement of Laurence R. O’Connell with MF Global Ltd., dated June 13, 2007, by and between Man Group plc and Laurence R. O’Connell*

10.37	Letter from MF Global to Alison J. Carnwath, dated July 5, 2007*

10.38	Form of Assignment and Assumption of Employment Agreement by and between MF Global Ltd. and Man Group plc*

10.39	Form of Non-Employee Director Restricted Share Award Agreement*

10.40	Deed relating to the Recapitalization of MF Global Ltd., dated as of July 9, 2007, by and between Man Group plc and MF Global Ltd.*

31.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Amy S. Butte, Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Amy S. Butte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Registration Statement on Form F-1 (File No. 333-143395) filed on May 31, 2007, relating to MF Global Ltd.’s initial public offering of its common shares, as amended.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.