Form 10-Q
period 2007-12-31
MF Global Ltd.
filed 2008-02-13
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding of the registrant as of January 31, 2008, was 120,064,929.

MF GLOBAL LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Revenues
Execution only commissions	$108,378	$89,119	$354,875	$281,351
Cleared commissions	372,549	307,935	1,089,043	920,760
Principal transactions	45,574	46,695	258,119	238,229
Interest income	786,554	847,876	3,037,144	2,319,244
Other	12,275	6,472	41,037	21,719

Total revenues	1,325,330	1,298,097	4,780,218	3,781,303
Interest and transaction-based expenses:
Interest expense	612,776	737,815	2,660,382	2,093,071
Execution and clearing fees	225,362	165,997	679,583	497,944
Sales commissions	68,754	70,980	211,908	188,131

Total interest and transaction-based expenses	906,892	974,792	3,551,873	2,779,146
Revenues, net of interest and transaction-based expenses	418,438	323,305	1,228,345	1,002,157

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	228,948	207,291	696,365	622,479
Employee compensation related to non-recurring IPO awards	18,853	—	33,871	—
Communications and technology	32,302	26,610	87,361	75,284
Occupancy and equipment costs	8,971	5,629	26,282	22,745
Depreciation and amortization	13,600	10,432	39,036	32,265
Professional fees	16,167	12,203	48,140	30,376
General and other	21,529	14,854	66,373	56,980
PAAF legal settlement	7,814	—	76,814	—
IPO-related costs	4,421	6,392	51,662	13,839
Refco integration costs	361	2,529	2,430	18,324

Total other expenses	352,966	285,940	1,128,334	872,292
Gains on exchange seats and shares	9,234	61,922	83,481	76,016
Loss on extinguishment of debt	—	—	18,268	—
Interest on borrowings	21,054	11,136	52,194	33,049

Income before provision for income taxes	53,652	88,151	113,030	172,832
Provision for income taxes	19,790	31,468	93,554	60,012
Minority interests in income of combined companies (net of tax)	2,017	589	4,230	1,357
Equity in earnings of unconsolidated companies (net of tax)	(627)	(662)	(1,723)	474

Net income	$31,218	$55,432	$13,523	$111,937

Earnings per share (see Note 11):
Basic	$0.26	$0.53	$0.12	$1.08
Diluted	$0.26	$0.53	$0.12	$1.08
Weighted average number of common shares outstanding:
Basic	119,671,881	103,726,453	113,367,329	103,726,453
Diluted	119,692,982	103,726,453	113,372,893	103,726,453

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	December 31,	March 31,
	2007	2007
Assets
Cash and cash equivalents	$1,940,137	$1,733,098
Cash segregated under Federal and other regulations	5,946,984	4,373,496
Securities purchased under agreements to resell	30,007,328	19,056,287
Securities borrowed	3,779,699	4,843,281
Securities received as collateral	419,493	555,229
Securities owned, at fair value ($9,252,107 and $10,126,783 pledged, respectively)	14,234,609	13,598,979
Receivables:
Brokers, dealers and clearing organizations	8,658,730	6,185,144
Customers (net of allowances of $18,999 and $13,370 respectively)	1,521,691	801,643
Affiliates	8,064	12,004
Other	48,471	41,741
Memberships in exchanges, at cost (market value of $59,698 and $140,904, respectively)	9,081	17,514
Furniture, equipment and leasehold improvements, net	53,636	45,756
Goodwill	60,778	35,767
Intangible assets, net	202,995	202,291
Other assets	476,906	168,042

TOTAL ASSETS	67,368,602	51,670,272

Liabilities and Shareholders’ Equity/ Equity
Short-term borrowings, including current portion of long-term borrowings	1,873,672	82,005
Securities sold under agreements to repurchase	22,461,472	16,874,222
Securities loaned	8,235,669	10,107,681
Obligation to return securities borrowed	419,493	555,229
Securities sold, not yet purchased, at fair value	8,396,939	3,378,462
Payables:
Brokers, dealers and clearing organizations	4,697,577	2,561,509
Customers	19,498,541	15,756,035
Affiliates	56,842	869,897
Accrued expenses and other liabilities	423,880	345,868
Long-term borrowings	—	594,622

TOTAL LIABILITIES	66,064,085	51,125,530

Commitments and contingencies (Note 13)
Minority interests in consolidated subsidiaries	11,006	6,973

SHAREHOLDERS’ EQUITY/ EQUITY
Preference shares, $1.00 par value per share; 200,000,000 shares authorized, no shares issued and outstanding	—
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 119,640,535 shares issued and outstanding	119,640
Additional paid-in capital	1,245,967
Accumulated other comprehensive income (net of tax)	(12,724)
Accumulated deficit	(59,372)

TOTAL SHAREHOLDERS’ EQUITY/ EQUITY	1,293,511	537,769

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/ EQUITY	$67,368,602	$51,670,272

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Nine months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,523	$111,937
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gains on sale of exchanges seats and shares	(146,086)	(45,113)
Depreciation and amortization	39,036	32,265
Stock-based compensation expense	68,117	18,594
Bad debt expense	7,238	3,151
Deferred income taxes	(30,110)	43,482
Equity in income of unconsolidated affiliates	1,723	(474)
Income applicable to minority interests, net of tax	4,230	1,357
Loss on extinguishment of debt	18,268	—
(Gain)/loss on disposal of furniture, equipment and leasehold improvements	(322)	337
(Increase)/decrease in operating assets:
Cash segregated under Federal and other regulations	(1,507,368)	12,813
Securities purchased under agreements to resell	(10,951,041)	(13,538,400)
Securities borrowed	1,063,582	(1,450,898)
Securities owned	(641,144)	(4,396,679)
Receivables:
Brokers, dealers and clearing organizations	(2,392,841)	32,238
Customers	(683,411)	21,829
Affiliates	28,354	10,895
Other	(5,813)	30,592
Other assets	(274,140)	(172,789)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	5,587,250	14,056,939
Securities loaned	(1,872,012)	(785,251)
Securities sold, not yet purchased, at fair value	5,018,477	4,283,868
Payables:
Brokers, dealers and clearing organizations	2,134,068	(1,239,954)
Customers	3,516,430	1,649,015
Affiliates	24,589	147,028
Accrued expenses and other liabilities	96,697	62,058

Net cash used by operating activities	$(882,706)	$(1,111,160)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Nine months ended December 31,
	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $8,236 cash acquired (Note 3)	$(51,021)	$—
Proceeds from sale of memberships in exchanges	166,472	50,552
Purchase of memberships in exchanges	(1,031)	—
Purchase of furniture, equipment and leasehold improvements	(23,513)	(20,887)
Proceeds from sale of furniture, equipment and leasehold improvements	299	106

Net cash provided by investing activities	91,206	29,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bridge financing	$1,400,000	$—
Proceeds from other short-term borrowings	391,667	89,526
Repayments of private placement notes	(472,620)	—
Repayments of borrowings from Man Group	(927,380)	—
Proceeds from borrowings from affiliate	—	43,278
Proceeds from Recapitalization	516,223	—
Proceeds from Man Group for indemnification of tax expense	54,997	—
Distribution to minority interest	(526)	(356)
Dividends to Man Group	(1,011)	(3,527)

Net cash provided by financing activities	961,350	128,921

Effect of exchange rates on cash and cash equivalents	37,189	5,813

Increase/(decrease) in cash and cash equivalents	207,039	(946,655)
Cash and cash equivalents at beginning of year	1,733,098	1,413,512

Cash and cash equivalents at end of period	$1,940,137	$466,857

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	135,736	(63,411)
Obligation to return securities borrowed	(135,736)	63,411
Net distributions to Man Group	139,900	50,607

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Additional paid-in capital	Retained Earnings (Subsequent to Reorganization and Separation)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity/Equity
Equity at March 31, 2007					$537,769
Net income prior to Reorganization and Separation					72,897
Dividends to Man Group prior to Reorganization and Separation					(1,011)
Foreign currency translation					(462)
Change in available for sale securities prior to Reorganization and Separation					(24,652)
Net distribution to Man Group prior to Reorganization and Separation					139,900

Total Equity prior to Reorganization and Separation					$724,441

Issuance of shares as part of Formation and Separation	$103,727	$620,714			$724,441
Effect of Recapitalization	17,379	498,844			516,223
Shares repurchased from Man Group	(1,474)	1,474			—
Tax indemnification from Man Group as capital contribution		54,997			54,997
Non cash contribution for Man Group plc equity awards		1,829			1,829
Stock compensation award expense		68,117			68,117
Common shares issued	8	(8)			—
Net loss following Reorganization and Separation			(59,372)		(59,372)
Foreign currency translation				4,827	4,827
Unrealized gains/losses on cash flow hedges (net of $12,197 tax)				(17,551)	(17,551)

Shareholders’ equity at December 31, 2007	$119,640	$1,245,967	$(59,372)	$(12,724)	$1,293,511

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Net Income	$31,218	$55,432	$13,523	$111,937
Other comprehensive income adjustments:
Changes in market value of available for sale securities (net of $14,537 tax)	—			24,558
Unrealized losses on cash flow hedges (net of $9,279 and $12,197 tax, respectively)	(13,354)	—	(17,551)	—
Foreign currency translation adjustment	(68)	3,045	4,827	3,695

Comprehensive income	$17,796	$58,477	$799	$140,190

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 1: Organization and Basis of Presentation

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading participant on the world’s major futures and securities exchanges and provides execution and clearing services for exchange-traded and over-the-counter derivative products, as well as for foreign exchange contracts and securities in the cash markets. The Company operates globally, with a presence in the United States, United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, and India, among others. The Company is the leading specialist broker in exchange-traded derivatives and serves a worldwide client base, ranging from financial institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

The Company’s principal subsidiaries operate as registered futures commission merchants and as broker-dealers or the local equivalent and maintain futures, options and securities accounts for customers. The Company’s subsidiaries are members of various commodities, futures, and securities exchanges in the United States, Europe, and the Asia/Pacific region and accordingly are subject to local regulatory requirements including those of the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”), and the U.K. Financial Services Authority (“FSA”), among others.

These unaudited financial statements include the following:

•	Subsequent to the Company’s reorganization and separation, the consolidated accounts of MF Global Ltd. and its subsidiaries.

•	Prior to such reorganization and separation, the combined financial statements of Man Financial, the brokerage division of Man Group plc and its subsidiary companies (“Man Group”), a U.K. corporation.

Initial Public Offering

The Company completed an initial public offering (“IPO”) of its common shares on July 19, 2007.

In July 2007, our former parent company, Man Group separated its brokerage business from its asset management business, by transferring all of the entities and net assets of Man Group and its subsidiaries whose business comprised its brokerage business to MF Global Holdings Overseas Limited, formerly known as, Man Financial Overseas Ltd., and MF Global Holdings Europe Limited, formerly known as, ED&F Man Group Ltd., two holding companies incorporated in the U.K. (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited, formally known as Man Financial Overseas Ltd., ED&F Man Group Ltd., Man Financial (S) Pte Ltd., and MF Global Holdings HK Limited, formerly known as, Man Financial Holdings (HK) Ltd., to MF Global Ltd. (“MF Global”), a Bermuda holding company, in connection with the IPO. In exchange for full ownership of these entities, MF Global issued 103,726,353 common shares to Man Group (the “Separation”). Following these transactions, the Company was owned by Man Group, and owned, directly or indirectly, all of the brokerage division. MF Global Finance USA Inc. and a Delaware corporation, MF Global Finance North America Inc., function as the Company’s U.S. finance subsidiaries, and MF Global Finance Europe Limited functions as the U.K. finance subsidiary.

Man Group also made a net capital contribution of $516,223 in cash to the Company in return for 17,379,493 common shares that the Company issued to the Man Group selling shareholder (the “Recapitalization”). The Recapitalization was based on the Company’s estimated equity at June 30, 2007, as adjusted for certain subsequent transactions, and estimated on the date of the Recapitalization. The Company and Man Group are currently finalizing the net capital contribution amount based on the Company’s balance sheet as of June 30, 2007, with reasonable adjustment thereto, with additional consideration for activity subsequent to June 30, 2007 but prior to the IPO. To the extent the latter calculation of the net capital contribution produces a figure that is different from the original calculation, the difference will be settled through further cash payment between Man Group and the Company, as appropriate.

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

On July 19, 2007, Man Group received all of the net proceeds from the issuance of 97,379,765 shares at an IPO price of $30 per share and retained approximately 18.6% ownership in the Company. The Company did not receive any proceeds from the sale of these common shares. Man Group also transferred 1,473,514 common shares previously issued to and held by them to the Company for one dollar in aggregate by way of a share adjustment based on the difference between the estimated and final IPO price.

Basis of presentation

The unaudited consolidated and combined financial statements are prepared in conformity with US GAAP. Management believes that these unaudited consolidated and combined financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the unaudited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Stockholders’ Equity/ Equity and Comprehensive Income for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted as permitted by Article 10 of regulation S-X and the rules and regulations of the SEC. These Unaudited Consolidated and Combined Financial Statements should be read in conjunction with the Company’s audited annual financial statements for the years ending March 31, 2007, 2006, and 2005 included in the Company’s F-1 Registration Statement filed with the SEC on July 18, 2007.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of December 31 and March 31, 2007, the Company had an 18.3% and 20% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”), respectively. As of December 31 and March 31, 2007, the Company had a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”).

Prior to July 1, 2007 the Company’s financial statements were prepared on a combined basis as if the Company had existed on a stand-alone basis and in conformity with US GAAP. The unaudited combined financial statements were carved out from Man Group and include the accounts of the Company and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses. The unaudited carve-out combined financial statements may not necessarily reflect the results of operations, financial position and cash flows if the Company had actually existed on a stand-alone basis during the periods presented. The unaudited carve-out combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group.

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. Although the Company believes the terms of these agreements contain commercially reasonable terms that could have been

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

negotiated with an independent third party, the terms of these agreements may later prove to be more or less favorable than arrangements the Company could make to provide these services internally or to obtain them from unaffiliated service providers in the future. See Note 15 for further details on transactions and costs incurred with Man Group.

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

Collateral

The Company enters into financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations, and equities, or cash. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the Consolidated and Combined Balance Sheets when the Company is the debtor as defined by SFAS No. 140.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of December 31, 2007 and March 31, 2007, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $30,520,429 and $20,136,607, respectively, of which the Company sold or repledged $28,324,914 and $19,828,223, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Available for sale securities

Memberships in exchanges owned by the Company that are not required to conduct business are recorded at fair value within Securities Owned. During the year ended March 31, 2007, the Company classified certain of these exchange memberships as available for sale securities and accounted for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” because they were not held by one of the Company’s broker-dealer or Futures Commission Merchant subsidiaries. These shares were obtained in a cash-free exchange upon demutualization of an exchange; the memberships were carried at cost prior to the demutualization. As of December 31, 2007, there were no available for sale securities held, as they were sold to Man Group.

Income Taxes

The income tax provision is reflected in the consolidated and combined statements of operations as if the Company operated on a stand-alone basis for all periods, consistent with the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred income taxes are provided for differences between the carrying value of assets and liabilities for financial reporting and income tax purposes, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. A valuation allowance is provided for deferred tax assets when it is more likely than not that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The Company has classified deferred tax assets within Other assets, and deferred tax liabilities and accrued taxes payable within Accrued expenses and other liabilities on the Consolidated and Combined Balance Sheets.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”), which provides recognition criteria and a related measurement model for tax positions taken by companies. Under FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized. The Company adopted the provisions of FIN 48 effective April 1, 2007. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. As of adoption, the Company had gross unrecognized tax benefits of $4,740. In the three months ended September 30, 2007, the Company recorded additional unrecognized tax benefits of $2,654. The total balance would, if recognized, affect the Company’s effective income tax rate in future periods.

In the three months ended December 31, 2007, the Company increased the unrecognized tax benefit related to prior years’ tax positions by $71. The change represents interest accrued in relation to the tax cost associated with uncertain tax positions recognized in prior periods. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS No. 160 will have on its results of operations and financial condition upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of FAS 141(R) on its results of operations and financial condition.

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the pending adoption of FIN 39-1 on its results of operations and financial condition.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of the pending adoption of SFAS No. 159 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of the pending adoption of SFAS No. 157 on its results of operations and financial condition.

Note 3: Goodwill and Intangible Assets

During the nine months ended December 31, 2007, the Company made two acquisitions, BrokerOne Pty. Ltd. and FXA Securities Ltd., which were not significant on an individual or aggregate basis. BrokerOne is the largest online broker for retail clients and professional traders in Australia, while FXA Securities Ltd. is a leading provider of online foreign exchange products to retail investors in Japan. Net assets acquired for these businesses was $9,429. The Company is still finalizing the purchase accounting for these acquisitions.

The impact of these acquisitions on Goodwill is as follows:

Balance as of March 31, 2007	$35,767
Acquisitions	25,011

Balance as of December 31, 2007	$60,778

The impact of these acquisitions on Intangible Assets, net, is as follows:

	December 31, 2007	March 31, 2007
Customer relationships
Gross carrying amount	$265,782	$244,875
Accumulated amortization	(79,195)	(57,879)

Net carrying amount	186,587	186,996

Technology assets
Gross carrying amount	31,388	27,858
Accumulated amortization	(17,521)	(14,200)

Net carrying amount	13,867	13,658

Trade names
Gross carrying amount	3,284	2,187
Accumulated amortization	(743)	(550)

Net carrying amount	2,541	1,637

Total	$202,995	$202,291

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	December 31, 2007		March 31, 2007
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$938,697	$14,635,176	$597,831	$12,089,184
Foreign currency and other OTC derivative transactions	131,277	4,327,479	134,740	3,461,308
Securities transactions	449,149	510,772	54,366	181,087
Other	2,568	25,114	14,706	24,456

Total	$1,521,691	$19,498,541	$801,643	$15,756,035

Note 5: Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of December 31, 2007, the market value of collateral received under resale agreements was $62,154,655, of which $1,159,952 was deposited with clearing organizations. As of March 31, 2007, the market value of collateral received under resale agreements was $40,408,815, of which $668,818 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of December 31 and March 31, 2007, the market value of collateral pledged under repurchase agreements was $68,688,879 and $39,720,533 respectively. As of December 31 and March 31, 2007, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Equity.

In accordance with SFAS No. 140, the Company de-recognized assets and liabilities from the Consolidated and Combined Balance Sheets. At December 31, 2007, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $17,752,857 and $3,410,724, respectively, at contract value.

Securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC totaled $2,388,236 and $3,142,993 at December 31 and March 31, 2007, respectively.

The carrying values of the assets sold under repurchase transactions, including accrued interest, by maturity date are:

	December 31, 2007
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$3,657,515	$4,407,439	$1,252,473	$1,588,342	$1,562,039	$12,467,808
U.S. Corporations	145,156	4,098	135,738	29,250	—	314,242
Foreign Governments	174,069	1,198,965	2,234,801	1,934,695	750,925	6,293,455
Foreign Corporations	3,073,708	10,705	198,020	103,534	—	3,385,967

Total	$7,050,448	$5,621,207	$3,821,032	$3,655,821	$2,312,964	$22,461,472

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2007
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$406,784	$2,145,413	$4,417,977	$633,021	$923,519	$8,526,714
U.S. Corporations	187,254	—	37,067	—	—	224,321
Foreign Governments	83,293	203,371	5,174,329	347,583	756,841	6,565,417
Foreign Corporations	1,414,135	6,636	136,999	—	—	1,557,770

Total	$2,091,466	$2,355,420	$9,766,372	$980,604	$1,680,360	$16,874,222

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	December 31, 2007		March 31, 2007
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$2,279,406	$2,420,645	$189,034	$157,598
Due from/to clearing brokers	1,422,652	200,634	1,506,597	188,503
Due from/to clearing organizations	2,807,818	133,502	2,485,947	46,068
Fees and commissions	1,632	54,586	4,650	63,061
Unsettled trades and other	2,147,222	1,888,210	1,998,916	2,106,279

Total	$8,658,730	$4,697,577	$6,185,144	$2,561,509

Note 7: Securities Owned and Securities Sold, Not Yet Purchased

Securities owned, at fair value, and financial instruments sold, but not yet purchased, consist of the following:

	December 31, 2007		March 31, 2007
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$4,581,079	$3,900,523	$2,020,701	$1,010,127
Corporate debt securities	2,619,639	—	3,146,826	—
Foreign government bonds	2,043,246	3,754,256	488,274	1,212,477
Mutual funds	—	—	1,123,800	—
Equities	4,948,089	742,160	6,656,313	1,153,164
Shares held due to demutualization of exchanges	42,556	—	154,823	—
Other	—	—	8,242	2,694

Total	$14,234,609	$8,396,939	$13,598,979	$3,378,462

At December 31 and March 31, 2007, $835,418 and $1,771,342, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 8: Borrowings

Short term borrowings consist of the following:

	December 31, 2007	March 31, 2007
364-Day Bridge Facility	$1,400,000	$—
Other short-term borrowings	$400,000
Bank overdrafts	73,672	25,453
Current portion of long-term borrowings	—	56,552

Total	$1,873,672	$82,005

Long-term borrowings consist of:

	December 31, 2007	March 31, 2007
Borrowings from Man Group	$—	$142,970
5.47% Subordinated Notes due 2014 (less unamortized discounts of $684)	—	154,497
6.15% Subordinated Notes due 2015 (less unamortized discount of $204)	—	49,063
4.84% Senior Notes due 2009 (less unamortized discounts of $260)	—	142,222
5.34% Senior Notes due 2011 (less unamortized discounts of $155)	—	59,451
5.93% Senior Notes due 2014 (less unamortized discounts of $155)	—	49,170
Floating Rate Senior Notes due 2007 (less unamortized discounts of $81)	—	44,919
Derivatives - held for hedging purposes	—	8,882

Total long-term borrowings	—	651,174

Less: Current portion	—	56,552
Long-term borrowings, excluding current portion	$—	$594,622

As of March 31, 2007, the Company’s long term debt consisted of subordinated borrowings with Man Group and private placement notes. Additionally, the Company had interest rate swaps in place to swap the fixed rate interest payments on subordinated and senior debt to floating rate.

In 2007, one of the Company’s U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400,000, (the “bridge facility”), with several financial institutions, including affiliates of certain underwriters in the Company’s initial public offering. The Company borrowed $1,400,000 under the bridge facility. Borrowings under the bridge facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.29% per annum, based on the Company’s current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. Also refer to Note 16 for further discussion of this arrangement. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, the Company’s ability to be acquired, fundamental changes to the business and failure to maintain required regulatory capital. The Company paid an arrangement fee of $500 and an administration fee of $100 in connection with the bridge facility and liquidity facility (described below). All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In repaying the private placement notes and terminating the interest rate swaps prior to their scheduled maturity, the Company incurred a loss on the early extinguishment of debt of $18,268 in the nine months ended December 31, 2007 which has been disclosed separately within the Consolidated Statement of Operations. The Company expects to replace borrowings under its bridge facility with the issuance of new debt.

In anticipation of the issuance of new debt to refinance a portion of the bridge facility, the Company has entered into interest rate forward contracts, to eliminate the variability of cash flows due to changes in the U.S. Treasury rate. The interest rate forward contracts fix the interest rate to be applied on the first ten forecasted semi-annual interest payments associated with the

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Company’s planned issuance of debt. The changes in fair value of these interest rate forward contracts are designated and qualify as cash flow hedges in accordance with SFAS 133, and are recorded in Other Comprehensive Income within Shareholders’ Equity. The Company tests hedge effectiveness quarterly, on both a prospective and retrospective basis, using the dollar-offset method. During the three and nine months ended December 31, 2007, there was no ineffectiveness related to this cash flow hedge, and as such no amounts have been recognized in the Consolidated Statement of Operations, within Principal Transactions. The impact of the interest rate forward contracts will be reclassified into earnings as the Company issues the related debt and makes interest payments thereon.

In addition to the bridge facility discussed above, the Company has entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks, including affiliates of certain underwriters that the Company and its finance subsidiaries entered into concurrently with the bridge facility. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.27% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. In addition, the Company paid a one-time up-front fee of 5 basis points and expects to pay a facility fee of 8 basis points per annum during the period the liquidity facility is in effect. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. As of December 31, 2007, $300,000 was outstanding under these facilities.

The Company has also entered into 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275,000, under similar terms as the $1,500,000 liquidity facility. As of December 31, 2007, $100,000 was outstanding under these facilities.

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

Under this transition method, the compensation expense recognized beginning April 1, 2006 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and APB No. 25, and (ii) all stock-based payments granted subsequent to March 31, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense is generally recognized ratably over the requisite service period. The adoption of SFAS No. 123R resulted in a cumulative benefit from accounting change of $1,012 ($676, net of tax), at April 1, 2006, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

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

Stock-based compensation issued by MF Global

In connection with the IPO, the Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of share options, share appreciation rights, restricted shares, restricted

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

share units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. It can authorize up to 24,000,000 shares to be issued.

On the date of the IPO, the Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years and are generally not exercisable for the first year following the IPO. The vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an initial exercise price of $30 per share, equal to the price per common share at the IPO. Restricted share units vest in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were also issued to employees. These awards vest in full after one year, following the IPO, subject to continued employment. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and presented in Employee Compensation related to non-recurring IPO awards within the Consolidated Statement of Operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R). Net income for the three and nine months ended December 31, 2007 includes $28,065 and $53,029, respectively, of compensation costs, and $9,823 and $18,560, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements. Of these amounts, $9,212 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $18,853 of compensation costs have been recorded in Employee compensation related to non-recurring IPO awards within the Consolidated Statement of Operations for the three months ended December 31, 2007 and $19,158 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $33,871 of compensation costs have been recorded in Employee compensation related to non-recurring IPO awards within the Consolidated Statement of Operations for the nine months ended December 31, 2007.

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

Nine months ended December 31, 2007
Expected volatility	32.0%
Risk free interest rate	4.9%
Expected dividend yield	0.0%
Expected term	4.5 years

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The following tables summarize activity for the Company’s plans for the nine months ended December 31, 2007:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	—	$—	—	$—
Granted	11,468,817	30.00	7.0
Forfeited	29,167	30.00

Stock options outstanding as of December 31, 2007	11,439,650	30.00	6.5	16,816
Stock options expected to vest as of December 31, 2007	10,383,184	30.00	6.5	15,263
Stock options exercisable at December 31, 2007	—	$—	—	$—

	Restricted Share Units		Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2007	—	$—	—	$—
Granted	7,616,565	29.97	333,024	29.79
Forfeited	11,433	30.00	5,835	30.00

Nonvested as of December 31, 2007	7,605,132	$29.97	327,189	$29.79
Total unrecognized compensation expense remaining	$163,190		$5,845
Weighted-average years expected to be recognized over	2.5		1.5

Stock-based compensation issued by Man Group

Historically, certain of the Company’s employees were granted awards under several stock-based incentive plans established by Man Group and approved by Man Group’s Remuneration Committee. At the IPO, employees that held these awards were deemed to have terminated employment with Man Group as ‘good leavers’ and outstanding awards were treated in accordance with plan guidelines. The Company did not assume or convert Man Group awards into LTIP awards or into common shares of the Company. The information presented below for the nine months ended December 31, 2007 includes activity through the date of the IPO and relates only to employees of the Company. Subsequent to the IPO, expense on awards exercised related to these plans are being incurred by Man Group.

Net income for the nine months ended December 31, 2007 includes $22,764 of compensation costs and $8,088 of income tax benefits related to Man Group’s stock-based compensation arrangements through July 18, 2007. Of the total charge recorded in the nine months ended December 31, 2007, $14,579 was recorded related to the vesting of Man Group plc awards at the IPO under the plan terms. Net income for the nine months ended December 31, 2006 includes $18,594 of compensation costs and $6,508 of income tax benefits related to stock-based compensation arrangements. Net income for the three months ended December 31, 2006 includes $7,715 of compensation costs and $2,700 of income tax benefits related to stock-based compensation arrangements. All of these compensation costs have been recorded in Employee compensation and benefits (excluding non-recurring IPO awards) within the unaudited Consolidated and Combined Statements of Operations. Certain stock-based compensation awards have been classified as liabilities.

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

The following table summarizes activity for Man Group’s Executive Share Option plan for the nine months ended December 31, 2007:

	Options	Weighted- Average Exercise Price (per share) (1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	1,768	$5.22	7.2	$10,100
Exercised	216	3.32	4.4	1,973
Vested at IPO (2)	1,552	5.59	—	—

Stock options outstanding as of December 31, 2007 (2)	—	—	—	—
Stock options vested as of December 31, 2007 (2)	—	—	—	—
Stock options exercisable at December 31, 2007(2)	—	$—	—	$—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.
(2)	The Company has no further obligation for these awards. Awards vested at IPO are exercisable through Man Group plc.

During the nine months ended December 31, 2007, Man Group issued no stock option awards to employees of the Company. During the nine months ended December 31, 2006, Man Group issued 501 stock option awards with a weighted-average grant date fair value of $2.38. The total intrinsic value of stock options exercised during the nine months ended December 31, 2007 and 2006 was $1,973 and $96, respectively. During the nine months ended December 31, 2007, there were 216 stock options exercised with a $1,973 impact on cash flows from operations and financing activities.

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

The assumptions used for the nine months ended December 31, 2007 and 2006 were as follows:

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

Nine months ended December 31, 2006
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

During the nine months ended December 31, 2007 and 2006, 0 and 1,051 shares were purchased by participants for additional investment in the plan. During the nine months ended December 31, 2007, Man Group issued no performance share awards to employees of the Company. During the nine months ended December 31, 2006, Man Group issued 172 performance share awards with a weighted-average grant date fair value of $6.68. The total fair value of performance share awards distributed to participants during the nine months ended December 31, 2007 and 2006 was $0 and $8,210, respectively.

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

As a result of the IPO, the holding periods applicable to shares purchased by employees lapsed and became freely tradable, subject to certain restrictions. Outstanding matching shares awarded to employees vested on a pro-rata basis as of the IPO, and are exercisable for nine months after the IPO. The remaining matching shares have been forfeited.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

During the nine months ended December 31, 2007 and 2006, 0 and 875 shares were purchased by participants for additional investment in the plan. During the nine months ended December 31, 2007, Man Group issued no matching share awards to employees of the Company. During the nine months ended December 31, 2006, Man Group issued 3,502 matching share awards with a weighted-average grant date fair value of $6.95. The total fair value of matching awards distributed to participants during the nine months ended December 31, 2007 and 2006 was $0 and $24,312, respectively.

A summary of the activity of performance share awards and matching co-investment plan shares as of December 31, 2007 and changes during the nine months then ended is presented below:

	Performance Share Plan		Co-investment Plan
	Awards	Weighted- Average Grant Date Fair Value (per award) (1)	Awards	Weighted- Average Grant Date Fair Value (per award) (1)
Nonvested as of April 1, 2007	4,747	$5.04	11,793	$5.08
Vested	3,699	4.73	8,800	4.75
Forfeited	1,048	6.53	2,993	6.29

Nonvested as of December 31, 2007	—		—
Total unrecognized compensation expense remaining	$—		$—
Weighted-average years expected to be recognized over	—		—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.

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

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. U.K. employees continued to be eligible to participate in this plan for nine months after the IPO and shares purchased under the plan became freely transferable. During the nine months ended December 31, 2007 the Company issued 271 shares under the employee stock purchase plan at an average option price of $9.43 per share.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 10: Income Taxes

Effective income tax rate

The effective income tax rate for the three and nine months ended December 31, 2007 was 36.9% and 82.8%, respectively, as compared to approximately 35.7% and 34.7% for the three and nine months ended December 31, 2006, respectively. The change in the effective tax rate primarily relates to the impact of non-recurring costs, as well as to a number of non-recurring items associated with the separation from Man Group, including non-deductible IPO-related costs incurred in the nine months ended December 31, 2007 and a $59,500 one-time tax charge triggered by the IPO on a prior period internal reorganization. In August 2006, Man Group reorganized its US affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the IPO had the effect of converting this earlier spin-off transaction into a fully taxable one and triggered a $59,500 one-time tax charge. Under U.S. income tax principles, one of the Company’s U.S. affiliates is liable for the tax, which is being fully reimbursed by Man Group. The Company has already received from Man Group a deposit in respect of the tax due to the IRS and paid that deposit over to the IRS. The Company’s effective tax rate on ordinary operations was approximately 35%.

Uncertain tax positions

The Company adopted FIN 48 as of April 1, 2007. This interpretation clarifies the criteria that must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, of a position taken in a tax return.

For the three months ended September 30, 2007, the Company had gross unrecognized tax benefits of $7,394. Tax positions taken during the three months ended December 31, 2007 resulted in neither an increase nor a decrease in the gross amount of unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $145 accrued for the estimated interest and penalties on unrecognized tax benefits at December 31, 2007, an increase of $71 over the three month period ended September 30, 2007.

The total balance of gross unrecognized tax benefits of $7,465 would, if recognized, affect the Company’s effective income tax rate in future periods. While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on the results of operations or financial position of the Company.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

	Open Tax Year
Jurisdiction	Examination in progress	Earliest year subject to examination
United States	None	2000
United Kingdom	None	2005

Note 11: Earnings per Share

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2007 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

Unvested restricted shares and restricted share units of 7,928,488 and 7,944,025, respectively, were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2007, as they were anti-dilutive for the periods presented. Unexercised stock options of 11,468,817 were excluded from the computation of diluted earnings per share for the three and nine months ended December 31, 2007, as they were anti-dilutive for the periods presented.

The computation of earnings per share is as follows:

	Three months ending December 31, 2007	Three months ending December 31, 2006	Nine months ending December 31, 2007	Nine months ending December 31, 2006
Basic and diluted earnings per share:
Numerator:
Net income	$31,218	$55,432	$13,523	$111,937

Denominator for basic calculation:
Basic weighted average common shares outstanding	119,671,881	103,726,453	113,367,329	103,726,453

Denominator for diluted calculation:
Basic weighted average common shares outstanding	119,671,881	103,726,453	113,367,329	103,726,453
Effect for dilutive securities	21,101	—	5,564	—

Diluted weighted average common shares outstanding	119,692,982	103,726,453	113,372,893	103,726,453

Basic earnings per share	$0.26	$0.53	$0.12	$1.08
Diluted earnings per share	$0.26	$0.53	$0.12	$1.08

The weighted average number of common shares outstanding for periods prior to the Reorganization and Separation is calculated using the common stock outstanding immediately following the Reorganization and Separation.

Note 12: Regulatory Requirements

Some of the Company’s subsidiaries are registered Futures Commission Merchants, broker-dealers or local equivalents and accordingly are subject to the capital rules of the CFTC, the SEC, principal exchanges of which they are a member, and other local regulatory bodies.

In accordance with the CFTC’s net capital requirements (“Regulation 1.17”) one of the Company’s subsidiaries, MF Global Inc., is required to maintain adjusted net capital equivalent to the greater of $250 or the aggregate of 8% of customer maintenance margin requirements and 4% of noncustomer maintenance margin requirements. At December 31, 2007, the Company had adjusted net capital, as defined, of $679,085, which was $271,990 in excess of the minimum capital required to be maintained.

In accordance with the Uniform Net Capital Rule (“Rule 15c3-1”) of the Securities and Exchange Commission Exchange Act, one of the Company’s subsidiaries, MF Global Securities Inc., is required to maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items as defined by Rule 15c3-1. At December 31, 2007, the Company had net capital, as defined, of $73,898, which was $70,611 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the CFTC and SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At December 31, 2007, the Company was in compliance with all of these provisions.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In accordance with the requirements of the FSA in the U.K., the Company’s subsidiary, MF Global UK Limited must comply with Financial Resources requirements. The capital held is intended to absorb unexpected losses and is calculated in accordance with a standard regulatory formula that relates primarily to credit and market risk. The FSA requires firms to hold capital against counterparty/credit risk, position/market risk, foreign exchange risk, large exposures and fixed overheads. The major components of the calculation are counterparty risk and position risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. At December 31, 2007, the Company had financial resources, as defined, of $889,821, resource requirements of $213,448, and excess financial resources of $676,373.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at December 31 and March 31, 2007.

Note 13: Commitments and Contingencies

Legal

In the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations and other litigation. Certain of these legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. There is inherent difficulty in predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, or actions which are in very preliminary stages. Although there can be no assurance as to the ultimate outcome, the Company believes it has a meritorious legal position in the matters described below. The Company cannot predict the outcome of any of these claims, and an adverse resolution in certain of these matters could have a material adverse affect on its combined and consolidated balance sheets, operating results and cash flows. Significant cases to which the Company is a party are as follows:

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, the Company’s U.S. operating subsidiary, and seven of its employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by the Company for PAAF. The receiver, in his complaint, alleges among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. The Company, and its employees, have denied all material allegations of the complaint. Although the complaint does not quantify the exact amount of damages sought, the amount claimed is estimated to be approximately $175,000 (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter has, by judicial order, been replaced by a “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of its employees, and filed a Second Amended Complaint against Man Financial Inc., one employee, and UBS Fund Services (Cayman) Ltd. The allegations against the Company are substantially similar as those in the initial complaint. On December 3, 2007, the Company entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, the Company paid $69,000, plus $5,800 of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice. Man Group has agreed to indemnify the Company for all costs, expenses and liabilities the Company may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50,000, net of any insurance proceeds the Company receives. As a result of discussions leading to this settlement, the Company recorded a litigation accrual of $69,000 for the six months ended September 30, 2007 and

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

an additional accrual of $5,800 for the nine months ended December 31, 2007. The Company believes that these settlement and litigation costs are substantially insured; however no insurance proceeds for the settlement have been recognized and will not be recognized until actually received. The Company’s insurance carriers have been notified of the settlement agreement (together with amounts paid thereunder) and of its associated defense costs in the PAAMCo-related litigation. The insurers have offered an amount, without prejudice, which the Company regards as inadequate and it has informed the insurers that it will take the matter to dispute resolution under the insurance contract. That procedure has begun and it is anticipated that there will not be a resolution of the matter for approximately one year. On December 26, 2007, the Company settled a related investigation by the CFTC arising out of the PAAF matter. Without admitting or denying the allegations, the Company agreed to the entry of an order finding that it violated supervision and recordkeeping requirements and the Company agreed to follow revised procedures and paid a civil monetary penalty of $2,000, which was accrued in the three months ended December 31, 2007.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent or employee of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to CCPM introduced accounts. The first arbitration involved claims made by Fairfield Capital Partners, Inc. and Alan Glassman before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in unauthorized transfers from, and trades into, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,800 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The first arbitration case was settled for $200 as to one claimant and $600 as to the second claimant. Damages sought in the FINRA proceeding are approximately $4,000 in compensatory damages and $12,000 in punitive damages. That case is in its discovery phase and hearings are scheduled for March 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the second arbitration. Therefore, no provision for losses has been recorded in connection with that arbitration.

Midland Euro Cases

The key contentions in a bankruptcy proceeding and a class action proceeding were that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that the Company (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleged that in the one year period preceding the bankruptcy petitions, the Company made voidable transfers to itself from the MEE accounts in the amount of not less than approximately $1,800. In the class action complaint, the plaintiffs alleged that the Company, together with MEE’s accountants and its London bank, were liable for $90,000 of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO were sought. The Company reached a settlement with plaintiffs in the class action suit, pursuant to which the Company paid the plaintiffs $4,100 during the three months ended December 31, 2007. The Company also reached a settlement with the bankruptcy trustee, pursuant to which it paid the trustee $100.

Refco LLC Exchange Seats

The Company acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and the Company. As part of that transaction, the Company acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified the Company of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to it under the Acquisition Agreement and that, as a result, the Company is liable to Refco LLC for the value of the Shares, asserted to be approximately $57,000 at the date of closing under the Acquisition Agreement.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

To date, no legal proceeding has been commenced. The Company has negotiated a settlement agreement with the trustee pursuant to which all claims between the Company and all Refco related entities, including the claim for the $57,000 value of the seats, are settled by the Company paying $2,200 to the Refco estate. The Company recorded a provision of $2,200 as of September 30, 2007, which was paid during the three months ended December 31, 2007.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3,700 (approximately $7,337) in damages and speculative claims of up to an additional £9,000 (approximately $17,847). A trial has been set for November 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

Commodity Futures Trading Commission Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of the Company’s individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals strongly dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why the Company believes no proceeding should be brought. As this matter is in its earliest stage, the Company is unable to predict what action, if any, the Commodity Futures Trading Commission will take. No provision for losses has been recorded in connection with this potential matter.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). The case is at its earliest stages so it is difficult to determine exposure, if any. In any event, the Company intends vigorously to defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other futures commission merchants, were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs are seeking damages of $32,000, plus exemplary damages, from all defendants. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends vigorously to defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of December 31, 2007, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of December 31, 2007 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

Additionally, in its normal course of business, the Company may enter into contracts that contain such representations and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of loss to be remote. The Company is a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the potential for the Company to be required to make payments under these arrangements is remote, and accordingly, no liability has been recorded.

Other Commitments

Certain clearing houses, clearing banks, and clearing firms used by the Company are given a security interest in certain assets of the Company held by those clearing organizations. These assets may be applied to satisfy the obligations of the Company to the respective clearing organizations.

Lines of Credit

The Company has a bridge facility in an aggregate principal amount of up to $1,400,000 and a $1,500,000 five-year unsecured committed revolving liquidity facility, see Note 8 for further details and Note 16 for information related to the extension of the bridge facility.

As mentioned in Note 8, the Company has also entered into multiple 364-day revolving credit facilities through various banks on a committed, unsecured basis for a total amount of $275,000, under similar terms as the liquidity facility. As of December 31, 2007, $100,000 was outstanding under these facilities.

The Company also has other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of December 31, 2007, the Company had $74,000 of issued letters of credit.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Prior to the IPO, the Company also had access to funding through Man Group’s committed and uncommitted lines of credit which it can use to assist with working capital requirements, as needed. These lines of credit are no longer available to the Company.

Note 14: Segment and Geographic Information

The Company has one reportable business segment, as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No.131”). SFAS No. 131 requires a public enterprise to report financial information on a basis consistent with that used by management to allocate resources and assess performance. The Company is operated and managed by its chief operating decision maker on an integrated basis as a single operating segment.

Each region’s contribution to the consolidated and combined amounts is as follows:

	Three months ending December 31,		Nine months ending December 31,
	2007	2006	2007	2006
Revenues, net of interest and transaction-based expenses:
North America	$195,966	$133,658	$545,665	$421,674
Europe	159,734	159,065	531,375	493,059
Rest of World	62,738	30,582	151,305	87,424

Total	$418,438	$323,305	$1,228,345	$1,002,157

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and nine months ended December 31, 2007 and 2006. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group holds an investment of approximately 18.6% in the Company and as such is considered a related party for the period ending December 31, 2007.

The Company clears transactions on behalf of certain managed investment funds which are related parties to Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties in the reinvestment of related party fund balances by the Company.

Employee compensation and benefits consists of amounts allocated by Man Group for shared services, as well as expenses related to the various plans sponsored by Man Group, in which the Company’s employees participated prior to July 18, 2007. Included in this, are expenses relating to stock-based compensation plans of $0 and $7,715 in the three months ended December 31, 2007 and 2006, respectively, and $22,764 and $18,594 in the nine months ended December 31, 2007 and 2006, respectively. Expenses of $0 and $1,702 for the three months ended December 31, 2007 and 2006, respectively, and $4,521 and $5,307 were charged for the nine months ended December 31, 2007 and 2006, respectively, related to benefit plans.

The Company earns sublease income from Man Group for its use of certain office space. In addition to these arrangements, Man Group also charges expense to the Company for the use of office space.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the three and nine months ended December 31, 2007 and 2006 are summarized as follows:

	Three months ending December 31,		Nine months ending December 31,
	2007	2006	2007	2006
Revenues
Cleared commissions	$6,221	$13,623	$16,839	$23,874
Interest income	85	48	245	58

Total revenues	6,306	13,671	17,084	23,932
Less: Interest expense	16,890	42,795	43,362	57,705

Revenues, net of interest and transaction-based expenses	(10,584)	(29,124)	(26,278)	(33,773)

Expenses
Employee compensation and benefits	1,553	15,009	28,838	39,948
Communications and technology	578	460	1,273	1,237
Occupancy and equipment costs	3,126	2,118	5,706	6,338
Professional fees	922	2,169	1,845	4,035
Depreciation and amortization	—	—	—	93
General and other	581	1,158	922	2,105

Total non-interest expenses	6,760	20,914	38,584	53,756
Interest on borrowings	—	4,993	5,353	15,801
Gains on exchange seats and shares	—	—	97,907	—

Total, net	$(17,344)	$(55,031)	$27,692	$(103,330)

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

During the three and nine months ended December 31, 2007 and 2006, the Company was allocated the following amounts by Man Group. These allocated expenses are included in the Company’s unaudited Combined Statements of Operations, as noted in the table above.

	Three months ending December 31,		Nine months ending December 31,
	2007	2006	2007	2006
Employee compensation and benefits	$—	$5,592	$—	$16,047
Communications and technology	—	460	—	1,237
Occupancy and equipment costs	—	2,233	—	6,675
Professional fees	—	2,169	—	4,035
Depreciation and amortization	—	—	—	93
General and other	—	1,158	—	2,105
Interest on borrowings	—	1,119	—	3,412

	$—	$12,731	$—	$33,604

Balances held with Man Group at December 31 and March 31, 2007 are summarized as follows:

	December 31, 2007	March 31, 2007
Assets
Receivables from Affiliates	$8,064	$12,004

TOTAL ASSETS	8,064	12,004

Liabilities
Payables to Affiliates	56,842	869,897
Long term borrowings	—	142,970

TOTAL LIABILITIES	56,842	1,012,867

EQUITY	$—	$3,787

The Company had subordinated borrowings from Man Group. For the nine months ended December 31, 2007 and 2006, interest expense incurred on subordinated borrowings was approximately $5,353 and $12,388, respectively. For three months ended December 31, 2007 and 2006, interest expense incurred on subordinated borrowings was approximately $0 and $3,873, respectively.

Note 16: Subsequent Events

On January 31, 2008, the Company and its subsidiary, MF Global Finance USA Inc., entered into an amendment (the “Amendment”) to its bridge facility. The bridge facility is discussed in Note 8. The Amendment extends the original maturity date of June 13, 2008 for $1,050,000 of the $1,400,000 of the outstanding borrowing by six months to December 12, 2008 and increasing the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate will be increased by 0.25% as of and after June 13, 2008 and further increased by another 0.25% as of and after September 13, 2008. The Company paid a one-time up-front fee of 5 basis points in connection upon amending its bridge facility. The Company will pay additional upfront fees equivalent to 5 basis points on June 13, 2008. The Company expects to replace borrowings under its bridge facility with the issuance of new debt.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs, assumptions and expectations and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors indicated from time to time in our SEC filings that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our expectation to benefit from continued industry growth;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing and new geographic regions;

•	our ability to continue to expand our business through acquisitions;

•	expectations regarding the business environment in which we operate and the trends in our industry;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs;

•	our plans to refinance the bridge facility with the issuance of new debt or other securities. Our liquidity requirements and our ability to obtain access to necessary liquidity;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management methodology;

•	our ability to retain our management and other employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	our ability to retain service providers to perform oversight or control functions or services that have otherwise been performed in the past by Man Group;

•	the likelihood of success in, and the impact of, litigation involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our tax rate;

•	our ability to maintain trading volumes and market share;

•	our ability to maintain our credit rating;

•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and

•	our ability to retain existing clients and attract new ones.

We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date of this report on Form 10-Q. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

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

Business Overview

We are the leading broker of exchange-listed futures and options in the world. We provide our clients with fast, cost-effective trade execution and clearing services for derivative and cash products across a broad range of trading markets, including interest rates, equities, foreign exchange, energy and metals as well as agricultural and other commodities, throughout most of the world’s major financial centers. As of March 31, 2007, we served over 130,000 active client accounts. We provide our clients with market access through our brokers, relationships with introducing brokers and online trading platforms. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We have offices in New York, London, Chicago, Paris, Mumbai, Singapore, Sydney, Toronto, Tokyo, Hong Kong, Taipei, Dubai, and other locations. Our business is based on a diversified yet fully integrated business model that allows us to offer a variety of products across a broad range of trading markets, geographic regions and clients and through multiple distribution channels. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category. Our business model is as follows:

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

We have experienced significant growth in recent years. The total volume of exchange-traded futures and options transactions we executed and cleared increased 46.7% from 337.8 million contracts in the three months ended December 31, 2006 to 495.8 million contracts in the three months ended December 31, 2007, and 40.9% from 1,072.4 million contracts in the nine months ended December 31, 2006 to 1,510.8 million contracts in the nine months ended December 31, 2007. For a discussion of the manner in which we calculate our volumes, see “- Factors Affecting our Results – Trading Volumes and Volatility”.

Our revenues, net of interest and transaction-based expenses, have grown 29.4% to $418.4 million in the three months ended December 31, 2007 as compared to $323.3 million in the three months ended December 31, 2006, and 22.6% to $1,228.3 million for the nine months ended December 31, 2007 as compared to $1,002.2 million in the nine months ended December 31, 2006. During the same periods, our total revenues grew 2.1% from $1,298.1 million to $1,325.3 million for the three months and 26.4% from $3,781.3 million to $4,780.2 million for the nine months. The main factors contributing to our growth during these periods were:

•	continued success of our global brokerage teams in organically growing their businesses by adding both new clients or broker teams with new clients;

•	our continued focus on executing our business strategy to include additional products, trading markets and regions;

•	overall growth in transaction volumes and volatility in the trading markets in which we operate; and

•	strategic acquisitions we made during the past 12 months such as our acquisitions of Dowd Westcott, FXA Securities Ltd. and BrokerOne Pty Ltd.

We derive revenues from four main sources: commissions from agency execution; commissions from clearing services; mark-ups from principal transactions, primarily consisting of client trades executed on a matched-principal basis; and interest income on cash balances in our clients’ accounts, most of which are maintained by our clearing clients to meet margin requirements as well as interest related to our principal transactions. Our sources of revenue are discussed below under “—Sources of Revenues”.

Significant Business Developments

Reorganization and Separation

In July 2007, Man Group plc separated its brokerage business from its asset management business by transferring to us all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to MF Global Holdings Overseas Limited, formerly known as Man Financial Overseas Ltd. and MF Global Holdings Europe Limited, formerly known as ED&F Man Group Ltd., two holding companies incorporated in the United Kingdom (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited, formerly known as Man Financial Overseas Ltd., ED&F Man Group Ltd., Man Financial (S) Pte Ltd. and MF Global Holdings HK Limited, formerly known as Man Financial Holdings (HK) Ltd. to us in exchange for 103,726,353 of our common shares (the “Separation”). MF Global Finance USA Inc. and MF Global Finance North America Inc., function as our U.S. finance subsidiaries, and MF Global Finance Europe Limited functions as our U.K. finance subsidiary.

Following the Reorganization and Separation, Man Group also made a net capital contribution of $516.2 million in cash to us in return for 17,379,493 common shares (the “Recapitalization”). The amount of cash paid to us in the Recapitalization was based on our estimated equity at June 30, 2007, as adjusted for certain subsequent transactions, and estimated on the date of the Recapitalization. The Company and Man Group are currently finalizing the net capital contribution amount based on our balance sheet as of June 30, 2007, with reasonable adjustment thereto, which is expected to be finalized by March 31, 2008. To the extent the latter calculation of the net capital contribution produces a figure that is different from the original calculation, then the difference will be settled through further cash payment between Man Group and the Company, as appropriate. The Company expects to finalize this before the end of its fiscal year.

In connection with the Reorganization and Separation, we entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400 million (the “bridge facility”) with several financial institutions. We used the proceeds of the bridge facility to repay all of our outstanding borrowings and interest rate swaps with Man Group and third parties. See “- Liquidity and Capital Resources” below.

We have for many years provided clearing services, under various arrangements, for a number of independent investment products managed by Man Investments Limited, which is a part of the asset management division of Man Group. We have also provided execution services for these investment products. These brokerage services are an important source of revenue for us, accounting for approximately 2.5% and 4.7% of our revenues, net of interest and transaction-based expenses, for the three months ended December 31, 2007 and 2006, respectively, and 3.0% and 4.5% of our revenues, net of interest and transaction-based expenses, for the nine months ended December 31, 2007 and 2006.

Initial Public Offering

In July 2007, we completed an initial public offering (“IPO”) of 97,379,765 of our common shares, all of which were sold by a subsidiary of Man Group at a price of $30 per share. Following the IPO, Man Group retained approximately 18.6% of our common shares, which it holds through one of its subsidiaries. We did not receive any proceeds from the sale of these common shares. Man Group also transferred 1,473,514 common shares previously issued to and held by it to us for $1 in the aggregate by way of a share adjustment based on the difference between the estimated and aggregate offering price of our shares in the IPO.

In connection with the IPO, we established the 2007 Long-term Incentive Plan (“LTIP”) which provides for the grant of equity compensation awards to eligible employees, consultants, directors, and other individuals, who provide services to us. On the date of the IPO, we issued restricted share units, share options, and restricted shares under the LTIP. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and accounted for as employee compensation related to non-recurring IPO awards on our unaudited Consolidated Statement of Operations. The stock compensation charge related to these non-recurring IPO awards is considered a non-cash charge as the cost was incurred by Man Group as part of the IPO. See “Results of Operations” and Note 9 to our unaudited consolidated financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

regulatory changes and competition, among other factors. In particular, our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal trading markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading volumes and volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher prices do not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and cleared increased 46.7% from 337.8 million contracts in the three months ended December 31, 2006 to 495.8 million contracts in the three months ended December 31, 2007, and 40.9% from 1,072.4 million contracts in the nine months ended December 31, 2006 to 1,510.8 million contracts in the nine months ended December 31, 2007.

All volume statistics presented herein for the three and nine months ended December 31, 2007 and 2006 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold. Our net interest income is also directly affected by principal transactions, such as fixed income and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, we carefully monitor and economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates.

Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt. See “ – Liquidity and Capital Resources – Long-term Debt”.

Sources of Revenues

We derive our revenues from execution-only commissions, cleared commissions, principal transactions, net interest income and other revenues.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Execution-Only Commissions

Execution-only commissions consist of transaction fees we earn for executing trades on an agency basis for clients that do not have clearing accounts with us and clear through another brokerage firm. We provide execution-only services primarily to institutional clients and asset managers. We charge a per-contract fee for the execution-only services we provide. These fees generally are established at market rates and vary based on the product traded. We negotiate these fees individually with clients. Execution-only commissions do not include (1) commissions we earn when we both execute and clear the transaction for the client, which we recognize as cleared commissions described below, or (2) mark-ups we earn from executing client trades on a matched principal basis, which we recognize as revenues under principal transactions described below. The amount of execution-only fees we earn in any period fluctuates primarily based on the volume of client transactions executed and the types of product traded, and to a lesser extent on the fees we charge. They are also impacted by volume mix in different markets where rates differ.

Cleared Commissions

Cleared commissions consist of transaction fees we earn for executing and clearing trades for clients that have clearing accounts with us. Our clearing relationships with clients generate three ways of providing clearing services to our clients. First, in many instances, we both execute and clear transactions for clients. Second, we clear transactions that are executed by clients themselves utilizing our systems. Third, less frequently, we provide clearing services where the trade is executed by another brokerage firm and then routed to our system for clearing, or “given up” to us because the client has a clearing account with us. Cleared commissions include fees we earn for providing all three types of services.

We charge per-contract fees at various rates based on the type of product traded, the method of trading and the volume of trading activity that a particular client conducts with us. We generate cleared commissions from a broad range of clients trading in multiple markets and we negotiate our fee rates with clients on an individual basis. As a result, our transaction fee rates generally vary among our clients. Cleared commissions are debited directly from the client’s account with us, either on the trade date or on the closing date of the related transaction depending on the contractual arrangement we have with the client. In both cases, cleared commission revenue is recorded on a trade-date basis as client transactions occur.

Principal Transactions

Principal transactions reflect revenues we earn primarily from matched-principal transactions we execute to facilitate client trades and to a lesser extent from derivatives transactions we execute for our own account to hedge our foreign currency exposure as well as our hedging in respect of our interest rate exposure. Principal transactions do not include the net interest earned on related financing arrangements entered into as part of transactions that generate principal transaction revenues, although the net interest is an integral part of the profitability of the trade.

Revenues earned in matched-principal transactions consist of the mark-ups, or profits, we earn on these trades and are net of the value of the trades. When we execute client orders on a matched-principal basis we take the other side of the trade for our own account and contemporaneously (often within minutes and generally on the same trading day) enter into an offsetting transaction with another party. By entering into offsetting trades contemporaneously, we reduce our exposure to the risk that market prices might change before the trade is completed. The offsetting trades may differ from the client trades in some respects, such as duration or other terms, and therefore we do not completely eliminate our exposure to market risk.

We engage in matched-principal execution primarily in the foreign exchange and fixed income markets and in the listed metals markets in London. In these transactions, we do not separately bill commissions to these clients, but include an amount in lieu of commissions in our revenues from principal transactions, following execution of the transactions on behalf of the clients. We seek to price these transactions so that we earn a positive spread, or markup, on the offsetting transaction, which we record as revenues from principal transactions. The mark-ups represent our compensation for executing these clients’ orders. These revenues are a function of both the price of the underlying asset as well as the spread between the buy and sell prices for the underlying asset. This spread is affected by market conditions, including volatility and volume. Any mark-ups are recorded on the trade date.

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

In addition to these matched-principal trades, we enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk. Our hedging transactions typically involve cash and derivative products in the foreign exchange market and fixed income derivatives. We enter into derivative transactions to hedge our exposure to British pounds and other currencies in which we pay a portion of our employee compensation and related benefits expenses. We may hedge forecasted expenditures between 12 and 18 months in advance of payment. We also enter into derivatives transactions to hedge our exposure to changes in interest rates, which could affect the revenues we earn on cash balances and collateralized refinancing transactions as well as our cost of borrowing. We may engage in more interest rate hedging transactions in the future. In accordance with our risk management policies, our hedging transactions do not fully offset our associated risk exposure.

We also enter into principal transactions to invest and manage our liquid corporate assets. Our investment transactions typically involve government and investment-grade corporate debt securities as well as money- market funds. Profit and losses arising from all securities transactions entered into for our own account are recorded on a trade date basis. The net interest earned on the financing related to these investment transactions are recorded within net interest income although it often offsets the profits and losses arising from these securities transactions.

Net interest income

Net interest income represents interest income less interest expense.

We earn interest income from balances in our clients’ accounts, balances in our accounts, collateralized financing arrangements, such as stock lending and resale and repurchase agreements we engage in as part of our principal transactions, and on the notional amounts of clients’ positions in CFDs. We also earn interest from investing our capital. We also incur related interest expense in connection with many of the transactions from which we derive interest income.

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

Interest expense includes interest paid to our clients on the funds they maintain with us and interest paid to counterparties in connection with secured financing transactions, such as repurchase agreements and for securities we borrow. As discussed above, a substantial portion of our interest expense pertains to related client transactions from which we derive interest income. Our interest income and interest expense are effectively netted in our unaudited consolidated and combined statements of operations as part of our revenues, net of interest and transaction-based expenses. The comparison of our period-to-period results described below also presents our interest income and interest expense on a net basis. For purposes of calculating revenues, net of interest and transaction-based expenses, interest expense excludes interest paid on long-term debt, which we disclose separately.

Other Revenues

Other revenues consist of revenues we earn from other normal business operations that are not otherwise included above. These types of revenues include:

•	certain ancillary services provided to clients;

•	software and related fees charged to clients for the use of software products;

•	profits or losses on the sale or disposal of fixed assets and other long-term investments; and

•	other sundry revenues.

Results of Operations

Basis of Presentation

Management believes that these unaudited consolidated and combined financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Stockholders’ Equity/ Equity and Comprehensive Income for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been omitted as permitted by article 10 of regulation S-X and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated and combined financial statements should be read in conjunction with our audited combined financial statements for the years ended March 31, 2007, 2006, and 2005 included in our F-1 Registration Statement filed with the SEC on July 18, 2007.

The unaudited consolidated financial statements for the three months ended December 31, 2007, represent our second reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with US GAAP. The combined financial statements include the carve-out accounts of the Company and our majority and wholly-owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses. The combined financial statements may not necessarily reflect the results of operations, financial position and cash flows if we had actually existed on a stand-alone basis during the periods presented. The combined financial statements include our direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group.

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

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Nine Months ended December 31, 2007 Compared to the Nine Months ended December 31, 2006 (“Year to date results”):

	Nine months ended December 31,
(Amounts in millions except share data)	2007	2006	% Change
Revenues
Execution only commissions	$354.9	$281.4	26.1
Cleared commissions	1,089.0	920.8	18.3
Principal transactions	258.1	238.2	8.4
Interest income	3,037.1	2,319.2	31.0
Other	41.0	21.7	88.9

Total revenues	4,780.2	3,781.3	26.4

Interest and transaction-based expenses:
Interest expense	2,660.4	2,093.1	27.1
Execution and clearing fees	679.6	497.9	36.5
Sales commissions	211.9	188.1	12.7

Total interest and transaction-based expenses	3,551.9	2,779.1	27.8
Revenues, net of interest and transaction-based expenses	1,228.3	1,002.2	22.6

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	696.4	622.5	11.9
Employee compensation related to non-recurring IPO awards	33.9	—
Communications and technology	87.4	75.3	16.1
Occupancy and equipment costs	26.3	22.7	15.9
Depreciation and amortization	39.0	32.3	20.7
Professional fees	48.1	30.4	58.2
General and other	66.4	57.0	16.5
PAAF legal settlement	76.8	—
IPO-related costs	51.7	13.8	274.6
Refco integration costs	2.4	18.3	(86.9)

Total other expenses	1,128.3	872.3	29.3

Gains on exchange seats and shares	83.5	76.0	9.9
Loss on extinguishment of debt	18.3	—
Interest on borrowings	52.2	33.0	58.2

Income before provision for income taxes	113.0	172.8	(34.6)
Provision for income taxes	93.6	60.0	56.0
Minority interests in income of combined companies (net of tax)	4.2	1.4	200.0
Equity in earnings of uncombined companies (net of tax)	(1.7)	0.5	(440.0)

Net income	$13.5	$111.9	(87.9)

Earnings per share:
Basic	$0.12	$1.08
Diluted	$0.12	$1.08
Weighted average number of common shares outstanding:
Basic	113,367,329	103,726,453
Diluted	113,372,893	103,726,453

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Three Months ended December 31, 2007 Compared to the Three Months ended December 31, 2006 (“Quarterly Results”):

	Three months ended December 31,
(Amounts in millions except share data)	2007	2006	% Change
Revenues
Execution only commissions	$108.4	$89.1	21.7
Cleared commissions	372.5	307.9	21.0
Principal transactions	45.6	46.7	(2.4)
Interest income	786.6	847.9	(7.2)
Other	12.3	6.5	89.2

Total revenues	1,325.3	1,298.1	2.1

Interest and transaction-based expenses:
Interest expense	612.8	737.8	(16.9)
Execution and clearing fees	225.4	166.0	35.8
Sales commissions	68.8	71.0	(3.1)

Total interest and transaction-based expenses	906.9	974.8	(7.0)

Revenues, net of interest and transaction-based expenses	418.4	323.3	29.4

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	228.9	207.3	10.4
Employee compensation related to non-recurring IPO awards	18.9	—
Communications and technology	32.3	26.6	21.4
Occupancy and equipment costs	9.0	5.6	60.7
Depreciation and amortization	13.6	10.4	30.8
Professional fees	16.2	12.2	32.8
General and other	21.5	14.9	44.3
PAAF legal settlement	7.8	—
IPO-related costs	4.4	6.4	(31.3)
Refco integration costs	0.4	2.5	(84.0)

Total other expenses	353.0	285.9	23.5

Gains on exchange seats and shares	9.2	61.9	(85.1)
Loss on extinguishment of debt	—	—
Interest on borrowings	21.1	11.1	90.1

Income before provision for income taxes	53.7	88.2	(39.1)
Provision for income taxes	19.8	31.5	(37.1)
Minority interests in income of combined companies (net of tax)	2.0	0.6	233.3
Equity in earnings of uncombined companies (net of tax)	(0.6)	(0.7)	14.3

Net income	$31.2	$55.4	(43.7)

Earnings per share:
Basic	$0.26	$0.53
Diluted	$0.26	$0.53
Weighted average number of common shares outstanding:
Basic	119,671,881	103,726,453
Diluted	119,692,982	103,726,453

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overall Year to Date Results

Revenues, net of interest and transaction-based expenses, increased $226.1 million, or 22.6%, to $1,228.3 million for the nine months ended December 31, 2007 from $1,002.2 million for the nine months ended December 31, 2006. Total revenues increased $998.9 million, or 26.4% during the same period, to $4,780.2 million for the nine months ended December 31, 2007 from $3,781.3 million, for the nine months ended December 31, 2006. This increase was primarily due to a 40.9% increase in our total volumes of executed and cleared exchange-traded futures and option transactions from 1,072.4 million contracts for the nine months ended December 31, 2006 to 1,510.8 million contracts for the nine months ended December 31, 2007. The increase of 438.2 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, trading markets and regions and is attributable to the organic growth of our business, combined with the successful integration of small acquisitions in the United States and Asia Pacific region. Also contributing to this increase in our total revenues and our revenues, net of interest and transaction-based expenses, was an increase in average client balances for the nine months ended December 31, 2007, which resulted in an increase in our interest income. During the nine months ended December 31, 2007, there was also an increase in other revenues of $19.3 million that reflected an $8.2 million insurance recovery of Philadelphia Alternative Asset Fund Ltd. (“PAAF”) legal fees incurred in the prior period, as well as an increase in the ancillary services we provide to our clients due to increased volume and business.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $256.0 million, or 29.3%, to $1,128.3 million for the nine months ended December 31, 2007 from $872.3 million for the nine months ended December 31, 2006. The increase was primarily due to the non-recurring stock based compensation expense of $14.6 million related to the accelerated vesting of our predecessor Man Group equity awards, $33.9 million of expense for our equity awards issued in connection with the IPO, $37.9 million in incremental professional fees incurred in connection with the IPO, $76.8 million of expense recognized related to a litigation accrual in connection with our active discussions to settle litigation brought by a court appointed receiver for a hedge fund, PAAF and its fund manager and commodity pool operator, Philadelphia Asset Management Co. LLC against MF Global Inc., our U.S. operating subsidiary and others, and $17.7 million incremental professional fees due to increased legal fees, and other consulting fees mainly related to compliance work. The remaining $73.9 million increase in employee compensation and benefits expenses (net of the $26.2 million expense related to the settlement and curtailment of the U.S. pension plan for the nine months ended December 31, 2006) directly related to the growth in our total revenues and our revenues, net of interest and transaction-based expenses. These increases are offset by a reduction of $15.9 million in costs related to the Refco integration. See “–Non-GAAP Financial Measures” below for further details.

Income before provision for income taxes decreased $59.8 million, or 34.6%, to $113.0 million for the nine months ended December 31, 2007 from $172.8 million for the nine months ended December 31, 2006. This decrease was mainly due to the non-recurring expenses related to the IPO and the PAAF litigation detailed above, combined with a loss on extinguishment of existing borrowings of $18.3 million following the change in our capital structure in connection with the IPO and increased interest from borrowings under the bridge facility of $19.2 million. This was offset by increased total revenues and revenues, net of interest and transaction-based expenses, due to the growth in transaction volumes we experienced across all markets, products and geographies, as well as a slight increase of $7.5 million from gains on exchange seats and shares.

Net income decreased $98.4 million, to $13.5 million for the nine months ended December 31, 2007 from $111.9 million for the nine months ended December 31, 2006. Net income is impacted by the non-recurring items discussed above, as well as the $59.5 million one-time tax charge triggered by the IPO on a prior period internal reorganization conducted by Man Group prior to the Separation.

Overall Quarterly Results

Revenues, net of interest and transaction-based expenses, increased $95.1 million, or 29.4%, to $418.4 million for the three months ended December 31, 2007 from $323.3 million for the three months ended December 31, 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Total revenues increased $27.2 million, or 2.1%, during the same period to $1,325.3 million for the three months ended December 31, 2007 from $1,298.1 million for the three months ended December 31, 2006. This increase was primarily due to a 46.7% increase in our total volumes of executed and cleared exchange-traded futures and option transactions from 337.8 million contracts for the three months ended December 31, 2006 to 495.8 million contracts for the three months ended December 31, 2007. The increase of 157.9 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, trading markets and regions and is attributable to the organic growth of our business, combined with the successful integration of small acquisitions in the U.S. and the Asia Pacific region. During the three months ended December 31, 2007, there was also an increase in other revenues of $5.8 million. Part of this increase reflects a $1.7 million insurance recovery of PAAF legal fees incurred last year, as well as numerous ancillary services which have been larger this year due to increased activity.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $67.1 million, or 23.5%, to $353.0 million for the three months ended December 31, 2007 from $285.9 million for the three months ended December 31, 2006. The increase was primarily due to $18.9 million of expense for our equity awards issued at IPO, $7.8 million of expense recognized related to a litigation accrual related to our active discussions in connection with the PAAF litigation, and $4.0 million incremental professional fees due to increased legal fees, and consulting fees mainly related to compliance work. The remaining $21.6 million increase in employee compensation and benefits expenses (net of the $12.1 million expense related to the settlement and curtailment of the U.S. pension plan for the three months ended December 31, 2006) directly related to the growth in our total revenues and our revenues, net of interest and transaction-based expenses. See “–Non-GAAP Financial Measures” below for further details on some of these items.

Income before provision for income taxes decreased $34.5 million to $53.7 million for the three months ended December 31, 2007 from $88.2 million for the three months ended December 31, 2006. This decrease was mainly due to the non-recurring expenses related to the IPO and PAAF litigation detailed above and increased interest from borrowings on the bridge facility of $10.0 million. This was offset by increased total revenues and revenues, net of interest and transaction-based expenses due to the growth in transaction volumes we experienced across all markets, products and geographies.

Net income decreased $24.2 million, to $31.2 million for the three months ended December 31, 2007 from $55.4 million for the three months ended December 31, 2006. Net income is impacted by the non-recurring nature of the items discussed above.

Revenues

Execution-only Commissions

Year to Date Results

Execution-only commissions increased $73.5 million, or 26.1%, to $354.9 million for the nine months ended December 31, 2007 from $281.4 million for the nine months ended December 31, 2006. This increase was primarily due to an increase of 31.9% in our volume of execution-only exchange-traded futures and options transactions from 320.9 million contracts for the nine months ended December 31, 2006 to 423.3 million contracts for the nine months ended December 31, 2007. The increase in our transaction volumes and revenues was primarily driven by our global leadership on most of the major derivatives exchanges as well as an increase in overall market volatility. During these periods, execution rates remained relatively constant, although rates vary based on volume mix attributable to markets, products and client type.

Quarterly Results

Execution-only commissions increased $19.3 million, or 21.7%, to $108.4 million for the three months ended December 31, 2007 from $89.1 million for the three months ended December 31, 2006. This increase was primarily

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

due to an increase of 38.1% in our volume of execution-only exchange-traded futures and options transactions from 97.5 million contracts for the three months ended December 31, 2006 to 134.6 million contracts for the three months ended December 31, 2007. The increase in our transaction volumes and revenues was primarily driven by our global leadership on most of the major derivatives exchanges as well as an increase in overall market volatility, specifically in interest rate and equity markets. The increase also reflects the volume mix in different markets where rates differ.

Cleared Commissions

Year to Date Results

Cleared commissions increased $168.2 million, or 18.3%, to $1,089.0 million for the nine months ended December 31, 2007 from $920.8 million for the nine months ended December 31, 2006. This increase was primarily due to an increase of 44.7% in our volume of cleared exchange-traded futures and options transactions from 751.5 million contracts for the nine months ended December 31, 2006 to 1,087.4 million contracts for the nine months ended December 31, 2007. We experienced an increase in execution and clearing volumes across almost all products, trading markets and regions. The volume increase also reflects the strategic addition of professional traders who typically pay lower rates due to higher volume. The increase in volume year over year is partly attributable to the acquisition of Dowd Westcott, one of the largest professional trader businesses in the U.S.

Quarterly Results

Cleared commissions increased $64.6 million, or 21.0%, to $372.5 million for the three months ended December 31, 2007 from $307.9 million for the three months ended December 31, 2006. This increase was primarily due to an increase of 50.2% in our volume of cleared exchange-traded futures and options transactions from 240.4 million contracts for the three months ended December 31, 2006 to 361.2 million contracts for the three months ended December 31, 2007. We experienced an increase in execution and clearing volumes across almost all products, trading markets and regions. The volume increase also reflects the strength of global retail business as a driver of our growth and the strategic addition of professional traders, which is partly attributable to the acquisition of Dowd Westcott, one of the largest professional trader businesses in the U.S.

Principal Transactions

Year to Date Results

Principal transactions increased $19.9 million, or 8.4%, to $258.1 million for the nine months ended December 31, 2007 from $238.2 million for the nine months ended December 31, 2006. This increase was mainly due to greater market volatility in primarily the foreign exchange trading markets (which generally involve matched-principal execution), resulting in increased volumes of buy and sell transactions and therefore higher revenues, as well as increased fixed income transactions. Foreign exchange and metals have historically represented, and continue to represent, the trading markets in which the largest portion of our matched principal execution occurs. Principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues and which is included in interest. This net interest was $59.6 million for the nine months ended December 31, 2007 as compared to $12.7 million for the nine months ended December 31, 2006. When factoring net interest in, principal transactions revenues increased $66.8 million, or 26.6%, to $317.7 million for the nine months ended December 31, 2007 from $250.9 million, for the nine months ended December 31, 2006. See “–Supplemental Data” for further quarterly information on principal transactions revenues.

Quarterly Results

Principal transactions decreased $1.1 million, or 2.4%, to $45.6 million for the three months ended December 31, 2007 from $46.7 million for the three months ended December 31, 2006. This decrease was primarily due to moderate growth in market volatility in the matched-principal execution, foreign exchange, and OTC markets

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

as compared to last year. This decrease does, however, reflect the impact of our equity swaps transactions, where total return equity swaps are entered into as part of an offsetting economic equity hedge, financed by stock borrow/lending transactions. These transactions reduced principal transactions by $13.2 million for the three months ended December 31, 2007, as compared to $4.7 million for the three months ended December 31, 2006. Principal transactions do not reflect the net interest earned from collateralized transactions related to principal transactions revenues, which is included in interest. Net interest generated from these financing transactions were $51.1 million and $33.8 million for the three months ended December 31, 2007 and 2006, respectively. Including this net interest income, principal transactions revenues increased $16.2 million, or 20.1%, to $96.7 million for the three months ended December 31, 2007 from $80.5 million for the three months ended December 31, 2006. See “–Supplemental Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, increased $150.6 million, or 66.6%, to $376.7 million for the nine months ended December 31, 2007 from $226.1 million for the nine months ended December 31, 2006. This increase was primarily due to an increase in the amount of average client balances offset by declining interest rates. The average federal funds rate in the United States decreased from 5.14% during the nine months ended December 31, 2006 to 4.73% during the nine months ended December 31, 2007. However, client funds increased to $19,500 million as of December 31, 2007 as compared to $15,800 million as of March 31, 2007 and resulted in net interest from client funds and excess cash increasing from $213.5 million for the nine months ended December 31, 2006 to $317.2 million for the nine months ended December 31, 2007. The increase in interest income, net, is also due in part to the growth in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities which include the financing of certain principal transactions revenues. The book value of resale and stock borrowed transactions increased $9,900 million, or 41.4%, to $33,800 million as of December 31, 2007 from $23,900 million as of March 31, 2007. In addition, the book value of repurchase and stock loan transactions increased $3,700 million, or 13.7%, to $30,700 million as of December 31, 2007 from $27,000 million as of March 31, 2007. See “–Supplemental Data” for further quarterly information on the components of net interest income.

Quarterly Results

Interest income, net, increased $63.7 million, or 57.9%, to $173.8 million for the three months ended December 31, 2007 from $110.1 million for the three months ended December 31, 2006. This increase was primarily due to an increase in the amount of average client balances offset by declining interest rates. The average federal funds rate in the United States decreased from 5.34% during the three months ended December 31, 2006 to 3.75% during the three months ended December 31, 2007. However, client funds increased to $19,500 million as of December 31, 2007 as compared to $18,500 million as of September 30, 2007 and resulted in net interest from client funds and excess cash increasing from $76.3 million to $122.7 million for the three months ended December 31, 2006 and December 31, 2007, respectively. The increase in interest income, net, is also due in part to the growth in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities which reflects the financing of certain principal transactions revenues. This was evidenced by the fact that the book value of resale and stock borrowed transactions increased $2,000 million, or 6.3%, to $33,800 million as of December 31, 2007 from $31,800 million as of September 30, 2007 offset by the decrease in book value of repurchase and stock loan transactions of $1,400 million, or 4.4%, to $30,700 million as of December 31, 2007 from $32,100 million as of September 30, 2007. See “–Supplemental Data” for further quarterly information on the components of net interest income.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Other Revenues

Year to Date Results

Other revenues increased $19.3 million, or 88.9%, to $41.0 million for the nine months ended December 31, 2007 compared to $21.7 million for the nine months ended December 31, 2006. This increase reflects a $8.2 million insurance recovery of PAAF legal fees incurred in the prior year, as well as numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services which have been larger this year due to increased activity. These fees include fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Quarterly Results

Other revenues increased $5.8 million, or 89.2%, to $12.3 million for the three months ended December 31, 2007 compared to $6.5 million for the three months ended December 31, 2006. Part of this increase reflects a $1.7 million insurance recovery of PAAF legal fees incurred last year, as well as numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support which have been larger this year due to increased activity.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees increased $181.7 million, or 36.5%, to $679.6 million for the nine months ended December 31, 2007 from $497.9 million for the nine months ended December 31, 2006. This increase was primarily due to a 40.9% increase in our volume of executed and cleared exchange-traded futures and options transactions from 1,072.4 million contracts for the nine months ended December 31, 2006 to 1,510.8 million contracts for the nine months ended December 31, 2007. We experienced increased transaction volumes in most of our principal trading markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which remained unchanged at 0.9% of revenues, net of interest and transaction based expenses in the nine months ended December 31, 2007 and 2006.

Quarterly Results

Execution and clearing fees increased $59.4 million, or 35.8%, to $225.4 million for the three months ended December 31, 2007 from $166.0 million for the three months ended December 31, 2006. This increase was primarily due to a 46.7% increase in our volume of executed and cleared exchange-traded futures and options transactions from 337.8 million contracts for the three months ended December 31, 2006 to 495.8 million contracts for the three months ended December 31, 2007. We experienced increased transaction volumes in most of our principal trading markets, products and geographic regions with part of the increase in volumes due to the strategic addition of professional traders. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased from 1.1% of revenues, net of interest and transaction based expenses for the three months ended December 31, 2006 to 1.2% of net revenues for the three months ended December 31, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Sales Commissions

Year to Date Results

Sales commissions increased $23.8 million, or 12.7% to $211.9 million for the nine months ended December 31, 2007 from $188.1 million for the nine months ended December 31, 2006. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients coming through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore does not impact sales commissions. Sales commission, as a percentage of total revenues, decreased slightly for the nine months ended December 31, 2007 from the nine months ended December 31, 2006, partly due to increased volumes not generated proportionately by introducing brokers. This decrease also reflects the combined increase in interest income and principal transactions as a percentage of revenues, which do not result in increased sales commission.

Quarterly Results

Sales commissions decreased $2.2 million, or 3.1%, to $68.8 million for the three months ended December 31, 2007 from $71.0 million for the three months ended December 31, 2006. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients coming through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore does not impact sales commissions and professional trader volumes have an insignificant impact to this expense. Sales commission, as a percentage of total revenues, decreased slightly for the nine months ended December 31, 2007 from the nine months ended December 31, 2006, partly due to increased volumes not generated proportionately by introducing brokers. This decrease also reflects the combined increase in interest income and principal transactions as a percentage of revenues, which do not result in increased sales commission.

Other Expenses

Employee Compensation and Benefits (excluding non-recurring IPO awards)

Year to Date Results

This caption on the unaudited Consolidated Statements of Operations refers to all employee compensation including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards increased $73.9 million, or 11.9%, to $696.4 million for the nine months ended December 31, 2007 from $622.5 million for the nine months ended December 31, 2006. Of this increase, $14.6 million related to the non-recurring accelerated vesting of predecessor Man Group stock-based compensation awards. Prior to the Separation, certain of our employees participated in Man Group’s stock-based compensation plans, and at IPO, their awards were terminated as ‘good leavers,’ resulting in the non-recurring charge. However, this was more than offset by the $26.2 million non-recurring charge related to the termination of the U.S. defined benefit pension plan included within employee compensation and benefits in the nine months ended December 31, 2006.

The increase was primarily due to the 22.6% increase in revenues, net of interest and transaction-based expenses, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 37.4% for the nine months ended December 31, 2007 after adjusting for the non-recurring charge above. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 56.7% for the nine months ended December 31, 2007 from 62.1% for the nine months ended December 31, 2006. The compensation ratio declined as employee compensation related to the nine months ended December 31, 2006 included a $26.2 million non-recurring charge related to the termination of the U.S. benefit pension plan, we benefited from Refco synergies, and the fact that we did not pay out on the interest

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

earned on our excess cash. The adoption of SFAS 123R in April 2006 also resulted in a cumulative benefit from accounting change of $1.0 million in the nine months ended December 31, 2006. The benefit from accounting change reflects the net cumulative impact of estimating future forfeitures in determining expenses for the period, rather than recording forfeitures when they occur as previously permitted under APB 25.

Quarterly Results

Employee compensation and benefits excluding IPO awards increased $21.6 million, or 10.4%, to $228.9 million for the three months ended December 31, 2007 from $207.3 million for the three months ended December 31, 2006. Included in the three months ended December 31, 2006 is a $12.1 million non-recurring charge related to the termination of the U.S. defined benefit plan.

The remainder of the increase was primarily due to the 29.4% increase in revenues, net of interest and transaction-based expenses, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 36.7% for the three months ended December 31, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 54.7% for the three months ended December 31, 2007 from 64.1% for the three months ended December 31, 2006. The compensation ratio declined relative to the prior year due to the inclusion in the prior year of a $12.1 million non-recurring charge related to the termination of the U.S. pension plan. The decline was also due to our benefit from Refco synergies and the fact that we did not pay out on the interest earned on our increased excess cash.

Employee Compensation and Benefits related to non-recurring IPO awards

This caption on the unaudited Consolidated Statements of Operations refers to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards were $18.9 million and $33.9 million for the three and nine months ended December 31, 2007, respectively, and is considered non-recurring and directly attributable to the IPO. This expense is also considered a non-cash charge as the cost was incurred by Man Group as part of the IPO.

Communications and Technology

Year to Date Results

Communications and technology expenses increased $12.1 million, or 16.1%, to $87.4 million for the nine months ended December 31, 2007 from $75.3 million for the nine months ended December 31, 2006. This increase was primarily due to increases in software licensing costs, market data research and communications, reflecting increased business activity and clients during the current period. Increases in transaction volumes tend to result in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.1% for the nine months ended December 31, 2007 from 7.5% for the nine months ended December 31, 2006.

Quarterly Results

Communications and technology expenses increased $5.7 million, or 21.4%, to $32.3 million for the three months ended December 31, 2007 from $26.6 million for the three months ended December 31, 2006. This increase was primarily due to increases in software licensing costs, market data research and communications, reflecting the growth of our business. Increases in transaction volumes tend to result in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.7% for the three months ended December 31, 2007 from 8.2% for the three months ended December 31, 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs increased $3.6 million, or 15.9%, to $26.3 million for the nine months ended December 31, 2007 from $22.7 million for the nine months ended December 31, 2006, primarily caused by increased rent in the United Kingdom related to the relocation to new leased premises. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 2.1% for the nine months ended December 31, 2007 from 2.3% for the nine months ended December 31, 2006.

Quarterly Results

Occupancy and equipment costs increased $3.4 million, or 60.7%, to $9.0 million for the three months ended December 31, 2007 from $5.6 million for the three months ended December 31, 2006, primarily caused by increased rent in the United Kingdom related to the relocation to new leased premises. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 2.2% for the three months ended December 31, 2007 from 1.7% for the three months ended December 31, 2006.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization increased $6.7 million, or 20.7%, to $39.0 million for the nine months ended December 31, 2007 from $32.3 million for the nine months ended December 31, 2006. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of Dowd Westcott at the end of fiscal 2007, FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, remained constant at 3.2% for both the nine months ended December 31, 2007 and December 31, 2006.

Quarterly Results

Depreciation and amortization increased $3.2 million, or 30.8%, to $13.6 million for the three months ended December 31, 2007 from $10.4 million for the three months ended December 31, 2006. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of Dowd Westcott at the end of fiscal 2007, FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased slightly to 3.3% for the three months ended December 31, 2007 from 3.2% for the three months ended December 31, 2006.

Professional Fees

Year to Date Results

Professional fees increased $17.7 million, or 58.2%, to $48.1 million for the nine months ended December 31, 2007 from $30.4 million for the nine months ended December 31, 2006. This increase was primarily due to increased consulting fees related to various accounting and compliance projects, such as the BASEL II capital adequacy framework and MiFID, as well as increased legal and consulting costs related to legal proceedings, principally PAAF of $12.8 million, during the nine months ended December 31, 2007. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.9% for the nine months ended December 31, 2007 from 3.0% for the nine months ended December 31, 2006.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Professional fees increased $4.0 million, or 32.8%, to $16.2 million for the three months ended December 31, 2007 from $12.2 million for the three months ended December 31, 2006. This increase was primarily due to consulting fees related to various accounting and compliance projects, such as the BASEL II capital adequacy framework and MiFID, as well as legal and consulting costs related to legal proceedings principally PAAF of $2.3 million, during the three months ended December 31, 2007. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.9% for the three months ended December 31, 2007 from 3.8% for the three months ended December 31, 2006.

General and Other

Year to Date Results

General and other expenses increased $9.4 million, or 16.5%, to $66.4 million for the nine months ended December 31, 2007 from $57.0 million for the nine months ended December 31, 2006. This increase was due primarily to increased insurance premiums of $4.1 million, increased travel and entertainment expenses of $4.5 million, and increased advertising costs of $1.7 million. The increase was also due to higher bad debt expense, which increased to 0.6% from 0.3% of revenues, net of interest and transaction based expenses. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 5.4% for the nine months ended December 31, 2007 from 5.7% for the nine months ended December 31, 2006.

Quarterly Results

General and other expenses increased $6.6 million, or 44.3%, to $21.5 million for the three months ended December 31, 2007 from $14.9 million for the three months ended December 31, 2006. This increase was due primarily to increased insurance premiums of $1.4 million, and increased travel and entertainment expenses of $2.6 million. The increase was also due to higher bad debt expense, which increased for the three months ended December 31, 2007 to 1.1% from 0.4% of revenues, net of interest and transaction based expenses. This increase was primarily due to an execution only billing receivable of $4.2 million which was written off during the three months ended December 31, 2007. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.1% for the three months ended December 31, 2007 from 4.6% for the three months ended December 31, 2006.

PAAF legal settlement

Year to Date and Quarterly Results

On December 3, 2007, we settled the litigation against our U.S. operating company brought by a court appointed receiver for PAAF and its fund manager and commodity pool operator. As a result of this settlement, we have recorded a litigation accrual of $5.8 million and $74.8 million in the three and nine months ended December 31, 2007, respectively. On December 26, 2007, we also settled a related investigation by the CFTC arising out of the PAAF matter and accrued $2.0 million for the three and nine months ended December 31, 2007. Man Group has agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim for amounts in excess of $50.0 million after giving effect to any insurance proceeds we receive.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

IPO-Related Costs

Year to Date Results

We incurred costs of $51.7 million and $13.8 million, or approximately 4.2% and 1.4% of our revenues, net of interest and transaction-based expenses, for the nine months ended December 31, 2007 and 2006, respectively in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, will reduce significantly in future periods, and are considered non-cash in nature as we have been reimbursed by Man Group for these costs through the Recapitalization.

Quarterly Results

We incurred costs of $4.4 million and $6.4 million, or approximately 1.1% and 2.0% of our revenues, net of interest and transaction-based expenses, for the three months ended December 31, 2007 and 2006, respectively in connection with the Reorganization, Separation and Recapitalization transactions and the IPO. These costs consisted primarily of MF Global branding costs, as well as legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, will reduce significantly in future periods, and are considered non-cash in nature as we have been reimbursed by Man Group for these costs through the Recapitalization.

Refco Integration Costs

Year to Date Results

Refco integration costs decreased by $15.9 million, to $2.4 million for the nine months ended December 31, 2007 from $18.3 million for the nine months ended December 31, 2006. We incurred integration costs directly reflecting the Refco acquisition, primarily related to retention and severance of Refco personnel, and these costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.2% for the nine months ended December 31, 2007 from 1.8% for the nine months ended December 31, 2006. These costs are not considered part of normal operations and will continue to reduce in future periods.

Quarterly Results

Refco integration costs decreased by $2.1 million to $0.4 million for the three months ended December 31, 2007 from $2.5 million for the three months ended December 31, 2006. We incurred integration costs directly reflecting the Refco acquisition, primarily related to retention and severance of Refco personnel, and these costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.1% for the three months ended December 31, 2007 from 0.8% for the three months ended December 31, 2006. These costs are not considered part of normal operations and will continue to reduce in future periods.

Gains on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares increased $7.5 million, to $83.5 million for the nine months ended December 31, 2007 from $76.0 million for the nine months ended December 31, 2006. These gains for the nine months ended December 31, 2007 were primarily due to gains on the sale of shares of ICE, Euroclear, NYMEX, CBOT and CME, offset by mark-to-market losses on all our excess exchange shares. Our excess exchange seats and shares were significantly reduced through their contribution to a subsidiary of Man Group in connection with the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Reorganization and Separation transactions and the disposal of further excess exchange seats and shares in our fiscal 2008 third quarter. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Quarterly Results

Gains on exchange seats and shares decreased $52.7 million, to $9.2 million for the three months ended December 31, 2007 from $61.9 million for the three months ended December 31, 2006. These gains for the three months ended December 31, 2007 were due to gains on the sale of NYMEX and Winnipeg Commodity Exchange shares, as well as by mark-to-market gains on excess exchange shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on extinguishment of debt

Year to Date and Quarterly Results

As of March 31 and June 30, 2007, our outstanding borrowings included private placement notes to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million, which has been disclosed separately within our unaudited Statement of Operations for the nine months ended December 31, 2007.

Interest on Borrowings

Year to Date Results

Interest on borrowings increased $19.2 million, or 58.2%, to $52.2 million for the nine months ended December 31, 2007 from $33.0 million for the nine months ended December 31, 2006. This increase was primarily due to the increased cost of our new capital structure, currently consisting of borrowings under our bridge facility of $1,400 million as part of the Reorganization and Separation transactions in connection with the IPO replacing our borrowings with Man Group and other third parties. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.2% for the nine months ended December 31, 2007 from 3.3% for the nine months ended December 31, 2006.

Quarterly Results

Interest on borrowings increased $10.0 million, or 90.1%, to $21.1 million for the three months ended December 31, 2007 from $11.1 million for the three months ended December 31, 2006. This increase was primarily due to the increased costs of our new capital structure, currently consisting of $1,400 million entered into as part of the Reorganization and Separation transactions in connection with the IPO, combined with the $1,500 million unsecured revolving credit facility utilized as the need arose throughout the quarter. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.0% for the three months ended December 31, 2007 from 3.4% for the three months ended December 31, 2006.

Provision for Income Taxes

Year to Date Results

Income taxes increased $33.6 million, to $93.6 million, for the nine months ended December 31, 2007 from $60.0 million for the nine months ended December 31, 2006. Our effective tax rate was 82.8%, up from 34.7% for the nine months ended December 31, 2006. The increase in the effective tax rate primarily relates to a significantly

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

higher taxable profit in relative terms in the United States, as well as non-deductible IPO-related costs incurred in the nine months ended December 31, 2007 and a $59.5 million one-time tax charge triggered by the IPO on a prior period internal reorganization. This one-time tax charge relates to Man Group’s separation of its brokerage affiliates from its investment affiliates in the U.S. by means of an internal tax-free spin-off transaction in August 2006. The IPO caused this earlier transaction to be recharacterized as fully taxable and our U.S. affiliates were liable for the tax, which has been fully reimbursed by Man Group through a capital infusion. Our effective tax rate on continuing operations remains approximately 35.0%.

Quarterly Results

Income taxes decreased $11.7 million, to $19.8 million, for the three months ended December 31, 2007 from $31.5 million for the three months ended December 31, 2006. Our effective tax rate was 36.9%, as compared to 35.7% for the three months ended December 31, 2006, with the increase mainly relating to the non-deductibility of the PAAF settlement accrual. Our effective tax rate on continuing operations remains approximately 35.0%.

Supplementary Data

The table below calculates total principal transaction revenues, including the net interest generated from transactions related to principal transactions:

	For the three months ended
	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007
Principal transactions	$134.5	$57.0	$46.7	$61.3	$100.0	$112.6	$45.6
Net interest generated from principal transactions and related financing transactions	(46.1)	25.0	33.8	34.7	0.3	8.2	51.1

Total Principal Transaction Revenue	$88.4	$82.0	$80.5	$96.0	$100.3	$120.8	$96.7

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007
Net Interest generated from client funds and excess cash	$64.1	$73.1	$76.3	$90.2	$88.9	$105.5	$122.7
Net interest generated from principal transactions and related financing transactions	(46.1)	25.0	33.8	34.7	0.3	8.2	51.1

Total Net Interest Income	$18.0	$98.1	$110.1	$124.9	$89.2	$113.7	$173.8

Non-GAAP Financial Measures

In addition to our unaudited combined and consolidated financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S.GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted pre-tax income”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common shares (4) non-GAAP adjusted employee compensation and benefits, and (5) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude the following items from our unaudited combined and consolidated Statement of Operations:

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

•	Refco integration costs

•	U.S. pension plan termination costs

•	Gains on exchange seats and shares

•	IPO-related costs

•	Legal settlements

•	Loss on extinguishment of debt

•	Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

•	Stock compensation expense on IPO awards

•	Tax liability from the Reorganization and Separation

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

Refco integration costs

On November 25, 2005, we acquired the Refco assets. We incurred integration costs as a direct result of the acquisition, related primarily to retention and severance of Refco personnel, of $2.4 million and $18.3 million for the nine months ended December 31, 2007 and 2006, respectively, and $0.4 million and $2.5 million for the three months ended December 31, 2007 and 2006, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual and related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance, or that we will incur similar costs or a similar loss in connection with our future acquisitions. We therefore have excluded the Refco integration costs from our adjusted net income and our adjusted income before taxes.

U.S. pension plan termination costs

We have also excluded the settlement and curtailment costs related to the termination of the predecessor pension plan in which MF Global employees in the U.S. participated. We do not believe that these costs will be recurring or are representative of our future operating performance since they directly relate to the termination of the plan in anticipation of the IPO. All pension costs related to this plan have been included within the historical financial statements on a carve-out basis of accounting.

Gains on exchanges seats and shares

We recognize unrealized gains or losses on exchange seats and shares that we hold in excess of the number of shares we need to conduct our operations as an executing broker or clearing member. The amount of unrealized gain or loss recorded for each period is based on the fair market value movements of these seats or shares, which can be highly volatile and subject to significant change from period to period. The amount of realized gain or loss recorded for each period is based on sales of excess shares for which we have significant gains following the demutualization of certain exchanges. We believe that the trends in our business are obscured by the presentation of these gains. Since these assets are not, as discussed below, an integral part of our business and normal operations following the Reorganization and Separation transactions, we believe that the use of a non-GAAP measure to exclude these gains is more meaningful to investors in understanding our historical and future results of operations.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

In the nine months ended December 31, 2007, substantially all of our excess exchange seats and shares were either contributed to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposed of to third parties. As a result, we do not expect to recognize substantial gains or losses based on the fair market value movements of these seats or shares, subject to changes in the exchange requirements related to these seats or shares. We do not believe that historical gains resulting from exchange seats and shares are representative of our future operating performance. In addition, as a result of the transfer of the majority of all of our excess seats and shares, we do not expect to hold a material portfolio of excess seats or shares going forward, and therefore, absent future demutualization or changes in trading rights, we do not expect to recognize realized gains or losses on the sale of, or fair market value movements with respect to, a material number of seats or shares in the future.

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

Legal settlements

We have also excluded settlement costs related to the PAAF litigation in the three and nine months December 31, 2007, as well as two specific legal disputes, including the Midland Euro case, in the three and nine months ended December 31, 2006. We believe that these potential settlement costs, which relate solely to these specific proceedings, are infrequent and unusual, result from unusual facts or circumstances and are not representative of our historical performance or indicative of our future performance, as they may or may not recur with similar materiality or impact in future periods. We have not incurred settlement costs of similar individual significance within the prior two years.

Loss on extinguishment of debt

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

Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

We incurred additional expense during the three and nine months ended December 31, 2007 related to the accelerated vesting of predecessor Man Group awards pursuant to the plan terms. Prior to the Separation, certain MF Global employees participated in Man Group’s stock-based compensation plans. In connection with the IPO, their awards were terminated as ‘good leavers’ resulting in an additional charge related to the vesting of these awards. This additional expense is infrequent and unusual, resulting directly from our Separation from Man Group, and is not representative of our historical performance or indicative of our future performance.

Stock compensation expense on IPO awards

We incurred stock based compensation expense during the three and nine months ended December 31, 2007 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

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

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
(Dollars in thousands, except share data)	2007	2006	2007	2006

Income before taxes (unadjusted)	$53,652	$88,151	$113,030	$172,832
Add: Refco integration costs	361	2,529	2,430	18,324
Less: Exchange membership gains	(9,234)	(61,922)	(83,481)	(76,016)
Add: IPO-related costs	4,421	6,392	51,662	13,839
Add: US Pension plan termination costs	—	12,114	—	26,184
Add: Litigation settlement expense	7,814	—	76,814	5,600
Add: Loss on extinguishment of debt	—	—	18,268	—
Add: Stock compensation charge on vesting of predecessor awards	—	—	14,579	—
Add: Stock compensation charge on IPO awards	18,853	—	33,871	—

Adjusted income before taxes	$75,867	$47,264	$227,173	$160,763

Net income (unadjusted)	$31,218	$55,432	$13,523	$111,937
Add: Refco integration costs	235	1,644	1,580	11,911
Less: Exchange membership gains	(5,362)	(40,249)	(48,469)	(49,410)
Add: IPO-related costs	2,873	4,155	37,132	8,995
Add: Tax from Reorganization and Separation	—	—	59,453	—
Add: US Pension plan termination costs	—	7,874	—	17,020
Add: Litigation settlement expense	5,469	—	45,530	3,640
Add: Loss on extinguishment of debt	—	—	10,607	—
Add: Stock compensation charge on vesting of predecessor awards	—	—	9,476	—
Add: Stock compensation charge on IPO awards	12,255	—	22,016	—

Adjusted net income	$46,688	$28,856	$150,848	$104,093

Adjusted net income per basic share (1)	$0.39	$0.28	$1.33	$1.00
Adjusted net income per adjusted diluted share (2)	$0.37	$0.23	$1.19	$0.82
Adjusted diluted shares outstanding (in millions) (2)	127.1	127.1	127.1	127.1

(1)	Adjusted net income per share is computed by dividing adjusted net income by the weighted average number of basic and diluted shares outstanding during the period, which for the three and nine months ending December 31, 2007 was 119.7 million and 113.4 million shares, respectively, and for the three and nine months ended December 31, 2006 was 103.7 million shares.
(2)	We believe it is meaningful to investors to present adjusted net income per adjusted diluted common share. Common shares outstanding are adjusted at December 31, 2007 to add back shares underlying an additional 7,468,530 restricted share units granted as part of the IPO Awards that are not considered dilutive under U.S. GAAP and therefore not included in diluted common shares outstanding. As of December 31, 2007, our adjusted diluted shares outstanding are 127.1 million, subject to increase to reflect our grant of additional awards in the future. Since we expect to add back the expenses associated with these awards in determining our adjusted net income in future periods, we believe it is more meaningful to investors to calculate pro forma adjusted net income per common share based on adjusted diluted shares outstanding. We believe that this presentation is meaningful because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of these awards.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

The table below reconciles employee compensation and benefits expense (excluding non-recurring IPO awards) to adjusted employee compensation and benefits for the periods presented. Our management reviews our compensation and benefits expense on an adjusted basis without giving effect to U.S. pension plan termination costs. Management believes this measure is meaningful in comparing its compensation and benefits expenses from period to period.

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006
	(dollars in millions)
Employee compensation and benefits (excluding non-recurring IPO awards)	$228.9	$207.3	$696.4	$622.5
Less: Settlement and curtailment of U.S. pension plan	—	(12.1)	—	(26.2)

Adjusted Employee Compensation and Benefits	$228.9	$195.2	$696.4	$596.3

The table below reconciles total other expenses to adjusted non-compensation expenses for the periods presented. Our management reviews our total other expenses on an adjusted basis to reflect non-compensation expenses, which do not give effect to our employee compensation and benefits expenses, and other expenses identified below as not being representative of our future operating performance. Management believes this measure is meaningful in comparing non-compensation expenses from period to period.

	For the three months ended December 31,		For the nine months ended December 31,
	2007	2006	2007	2006
	(dollars in millions)
Total other expenses	$353.0	$285.9	$1,128.3	$872.3
Less: Employee compensation and benefits (excluding non-recurring IPO awards)	(228.9)	(207.3)	(696.4)	(622.5)
Less: Employee compensation related to non-recurring IPO awards	(18.9)	—	(33.9)	—
Less: Refco integration costs	(0.4)	(2.5)	(2.4)	(18.3)
Less: IPO-related costs	(4.4)	(6.4)	(51.7)	(13.8)
Less: Legal settlements	(7.8)	—	(76.8)	(5.6)

Adjusted Non-Compensation Expenses	$92.6	$69.7	$267.2	$212.1

Liquidity and Capital Resources

We expect our primary uses of cash over the next 12 months to be for working capital and our debt service obligations. We believe we will have sufficient cash on hand and committed liquidity under our five-year unsecured revolving credit facility (the “liquidity facility”) we and our finance subsidiaries entered into in July 2007 with a syndicate of banks for $1,500 million. This was entered into with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility, to fund our operations for at least the next 12 months. We have also entered into multiple 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275.0 million, under similar terms as the $1,500 million liquidity facility. There was $300.0 million outstanding under the liquidity facility and $100.0 million under the 364-day revolving credit facilities as of December 31, 2007. The $300.0 million outstanding under the liquidity facility and a portion of the outstanding amount under the 364-day revolving credit facilities were repaid subsequent to quarter-end. Also, consistent with past practice and our business strategy, we may from time to time evaluate acquisition opportunities in our core businesses. If we were to consummate an acquisition, we may use cash and/or issue additional equity or debt securities. We are also considering further debt offerings dependent on prevailing market conditions to refinance our bridge facility.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Cash Flows

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities.

The following tables present, for the periods indicated, the major components of net increases/(decreases) in cash and cash equivalents (in millions):

	Nine months ended December 31,
	2007	2006
Cash flows from:
Operating activities	$(882.7)	$(1,111.2)
Investing activities	91.2	29.8
Financing activities	961.4	128.9
Effect of exchange rate changes	37.2	5.8

Net increase/(decrease) in cash and cash equivalents	$207.0	$(946.7)

Operating Activities

Net cash used in operating activities was $882.7 million for the nine months ended December 31, 2007 and $1,111.2 million for the nine months ended December 31, 2006. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, loss on extinguishment of debt and deferred income taxes, as well as the effects of changes in working capital. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions and securities owned, (2) the levels of our cash segregated under federal and other regulations and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the nine months ended December 31, 2007, these arrangements resulted in $6,172.2 million net cash used offset by a net decrease in securities owned and securities sold, not yet purchased resulting in cash generated of $4,377.3 million. In the nine months ended December 31, 2006, these arrangements resulted in $1,717.6 million net cash used, offset by a net increase in securities owned and securities sold, not yet purchased, resulting in cash used of $112.8 million.

Investing Activities

Net cash received in investing activities was $91.2 million for the nine months ended December 31, 2007, compared to net cash received of $29.8 million for the nine months ended December 31, 2006. These activities primarily relate to proceeds received from sale of seats and shares, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In the nine months ended December 31, 2007, we received cash of $166.5 million from the sale of exchange seats and shares, which was partially offset by $23.5 million of cash used to purchase furniture, equipment and leasehold improvements and $1.0 million used to purchase exchange memberships. In the nine months ended December 31, 2006, we received cash of $50.6 million from the sale of exchange seats and shares, which was offset by $20.9 million of cash used to purchase furniture, equipment and leasehold improvements. During the nine months ended December 31, 2007, net cash received from investing

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

activities was also offset by $51.0 million used to purchase FXA Securities Ltd. and BrokerOne, two acquisitions completed in Japan and Australia, respectively. The cash used in the acquisition is net of $8.2 million cash acquired through the acquisitions.

Financing Activities

Net cash generated by financing activities was $961.4 million and $128.9 million for the nine months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007, this mainly related to the change in capital structure related to the Reorganization, Separation and Recapitalization. This included proceeds from the bridge facility of $1,400 million, proceeds from other short-term borrowings of $391.7 million, proceeds from the Recapitalization of $516.2 million received from Man Group and the receipt of $55.0 million from Man Group as indemnification of a tax liability paid by us for an internal spin-off completed by Man Group prior to the IPO. These increases in cash were offset by $472.6 million used to repay the private placement notes owed to third parties, and $927.4 million paid to Man Group as repayment of all intercompany borrowings. For the nine months ended December 31, 2006, net cash received in financing activities primarily relates to proceeds from short-term borrowings, as well as proceeds from borrowings from Man Group. There were also dividends paid to Man Group during the nine months ended December 31, 2007 and 2006 of $1.0 million and $3.5 million, respectively.

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

Our primary regulated subsidiaries in the United States are registered as futures commission merchants and as broker-dealers and accordingly are subject to the capital rules of the Commodity Futures Trading Commission, the SEC and the Financial Industry Regulatory Authority and principal exchanges of which we are a member. In accordance with the CFTC’s net capital requirements (“Regulation 1.17”) one of our subsidiaries, MF Global Inc., is required to maintain adjusted net capital equivalent to the greater of $250,000 or the aggregate of 8% of customer maintenance margin requirements and 4% of noncustomer maintenance margin requirements. At December 31, 2007, we had adjusted net capital, as defined, of $679.1 million, which was $272.0 million in excess of the minimum capital required to be maintained. In accordance with the Uniform Net Capital Rule (“Rule 15c3-1”) of the Exchange Act, one of our subsidiaries, MF Global Securities Inc., is required to maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items as defined by Rule 15c3-1. At December 31, 2007, we had net capital, as defined, of $73.9 million, which was $70.6 million in excess of the minimum capital required to be maintained. We are also subject to certain notifications and other provisions of the net capital rules of the Commodity Futures Trading Commission and SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At December 31, 2007, we were in compliance with all of these requirements.

In accordance with the regulations of the FSA in the United Kingdom (“U.K.”), our subsidiary, MF Global UK Ltd, must comply with Financial Resources requirements. The capital held is intended to absorb unexpected losses

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

and is calculated in accordance with a standard regulatory formula that relates primarily to credit and market risk. The FSA requires firms to hold capital against counterparty/credit risk, position/market risk, foreign exchange risk, large exposures and fixed overheads. The major components of the calculation are counterparty risk and position risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. At December 31, 2007, we had financial resources, as defined, of $889.8 million, resource requirements, as defined, of $213.4 million, resulting in excess financial resources of $676.4 million. Since January 1, 2008, we have been subject to the requirements of the European Union’s Capital Requirements Directive. These requirements are in the process of being agreed to with the United Kingdom’s Financial Services Authority.

We are also subject to the requirements of other regulatory bodies and exchanges of which we or our subsidiaries are a member in other international locations in which we conduct business. We were in compliance with all of these requirements at December 31, 2007.

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

Long-Term Debt

Prior to the Separation, our long-term debt consisted of subordinated borrowings from Man Group and private placement notes. At December 31, 2007 and March 31, 2007, we had $0 and $594.6 million, respectively, in subordinated borrowings outstanding. See Note 8 to our unaudited combined financial statements for a description of this indebtedness. In connection with the IPO, we used the proceeds of borrowings under the bridge facility described below to repay this existing indebtedness.

In 2007, one of our U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400 million, which we refer to as the bridge facility, with several financial institutions, including affiliates of certain underwriters in the Company’s initial public offering. In July 2007, MF Global Finance USA Inc. borrowed $1,400 million under the bridge facility, which was guaranteed by MF Global. All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In repaying the private placement notes and terminating the interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million. In January 2008, we entered into an amendment to the bridge facility which had the effect of extending the maturity date for $1,050 million of the $1,400 million of the outstanding borrowing by six months to December 12, 2008 and increasing the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate will be increased by 0.25% as of and after June 13, 2008 and further increased by another 0.25% as of and after September 13, 2008. We paid a one-time up-front fee of 5 basis points in connection upon amending our bridge facility. We will pay additional upfront fees equivalent to 5 basis points on June 13, 2008. We may issue senior debt securities and securities that are eligible to receive equity capital treatment from eligible rating agencies to replace the bridge facility, subject to market conditions and other factors. In anticipation of the issuance of new debt, we entered into interest rate forward contracts, to eliminate the variability of cash flows due to changes in the U.S. Treasury rate. The interest rate forward contracts fix the interest rate to be applied on the first ten forecasted

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

semi-annual interest payments associated with our planned issuance of debt. The changes in fair value of these interest rate forward contracts are designated and qualify as cash flow hedges in accordance with SFAS 133, and are recorded in Other Comprehensive Income within Shareholders’ Equity. We test hedge effectiveness quarterly, on both a prospective and retrospective basis, using the dollar-offset method. During the nine months ended December 31, 2007, there was no ineffectiveness related to this cash flow hedge, and as such no amounts have been recognized in the consolidated and combined statement of operations, within principal transactions. The impact of the swap will be reclassified into earnings when we issue the related debt and make interest payments thereon.

Borrowings under the bridge facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.29% per annum, or 0.69% with respect to those lenders who are party to the amendment described above, based on our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. The interest rate payable to those lenders who are party to the amendment to our bridge facility will increase by 0.25% as of June 13, 2008 and will then be further increased by 0.25% as of September 13, 2008. Advances are subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, MF Global’s ability to be acquired, fundamental changes to our business and failure to maintain required regulatory capital. We paid an arrangement fee of $0.5 million and an administration fee of $0.1 million in connection with the bridge facility and liquidity facility (described below). In addition, based on our credit ratings, we also expect to pay a facility fee of 6 basis points per annum during the period the bridge facility is in effect.

Credit Facilities and Sources of Liquidity

In addition to the bridge facility discussed above, we have entered into a $1,500 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks, including affiliates of certain underwriters that we and our finance subsidiaries entered into concurrently with the bridge facility. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.27% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. In addition, we paid a one-time up-front fee of 5 basis points and expect to pay a facility fee of 8 basis points per annum during the period the liquidity facility is in effect. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. As of December 31, 2007, $300.0 million was outstanding under these facilities. This was paid subsequent to quarter-end.

We have also entered into 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275.0 million, under similar terms as the $1,500 million liquidity facility. As of December 31, 2007, $100 million was outstanding under these facilities, of which a portion was repaid subsequent to quarter-end.

Our subsidiary, MF Global Canada, entered into a 364-day revolving credit facility with Bank of Montreal, which is guaranteed by MF Global Ltd., for a total of $55 million Canadian dollars.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of December 31, 2007, the Company had $74.0 million of issued letters of credit.

Prior to the IPO, we also had access to funding through Man Group’s committed and uncommitted lines of credit which it could use to assist with working capital requirements, as needed. These lines of credit are no longer available to us.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Dividend Policy

We currently do not intend to pay any cash dividends on our common shares in the foreseeable future. We intend to retain all our future earnings, if any, to fund the development and growth of our business. Any future determination whether or not to pay dividends on our common shares will be made, subject to applicable law, by our board of directors and will depend upon our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business and investment strategy and other factors that our board of directors deem relevant.

Off-Balance Sheet Arrangements and Risk

We are a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying combined or consolidated Balance Sheet for these arrangements.

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

In the normal course of business, our client activities involve the execution, settlement and financing of various client transactions. These activities may expose us to off-balance sheet risk in the event our client or the other broker is unable to fulfill its contracted obligations and we have to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty with which we conduct business. See “—Credit Facilities and Sources of Liquidity” above for discussions of letters of credit issued to our clients.

Other Recent Developments

Effective January 3, 2008, Ms. Amy Butte resigned as our Chief Financial Officer and entered into a transition agreement with us, which superceded her prior employment agreement except as otherwise agreed in the transition agreement. Under the terms of her transition agreement, Ms. Butte will receive a payment of $3.0 million and the restricted share units in respect of our shares previously granted to her will remain outstanding and be delivered over two and a half years. All of the stock options previously granted to Ms. Butte have been forfeited. Mr. Ira Polk was named to the additional position of interim Chief Financial Officer in connection with Ms. Butte’s resignation.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to our unaudited consolidated financial statements as well as the audited consolidated financial statements for the year ended March 31, 2007 included in our Registration Statement filed on Form F-1. As disclosed in our Registration Statement filed on Form F-1, we believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. The preparation of our consolidated financial statements requires us to make estimates and

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and on the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. The use of different estimates and assumptions could produce materially different results. For example, if factors such as those described in “Risk Factors” in our Registration Statement filed on Form F-1 cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where:

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscals year beginning after December 15, 2008. We are currently evaluating the impact SFAS 160 will have on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of FAS 141(R) on our results of operations and financial condition.

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the pending adoption of FIN 39-1 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the pending adoption of SFAS No.159 on its results of operations and financial condition.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of SFAS No.157 on its results of operations and financial condition.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48), which provides recognition criteria and a related measurement model for tax positions taken by companies. Under FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized. We adopted the provisions of FIN 48 effective April 1, 2007. FIN 48 requires that a liability associated with an unrecognized tax benefit be classified as a long-term liability except for the amount for which a cash payment is anticipated within one year. As of adoption, the Company had gross unrecognized tax benefits of $4.7 million. In the three months ended September 30, 2007, we recorded additional unrecognized tax benefits of $2.7 million. The total balance would, if recognized, affect our effective income tax rate in future periods. In the three months ended December 31, 2007, we increased the unrecognized tax benefit related to prior years’ tax positions by $0.1 million. The change represents interest accrued in relation to the tax cost associated with uncertain tax positions recognized in prior periods. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense.

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

Market Risk

We are exposed to market risk primarily from: (i) foreign currency exchange rate fluctuations related to our international operations; (ii) changes in interest rates that impact the amount of interest income we earn and interest expense we pay on cash balances, secured financing transaction and our variable rate debt instruments; and (iii) to a lesser extent, equity price risk. We seek to mitigate market risk by using a combination of cash instruments and exchange-traded derivatives to hedge our foreign currency and interest rate market exposure.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of our assets located outside of the United States. To hedge this risk, we purchase forward contracts, which serve to manage fluctuations in foreign currency rates and our global exposure related to our non-U.S. dollar operating transactions.

Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and euros. The largest percentage of our revenues is denominated in U.S. dollars, while the largest percentage of our expenses is denominated in British pounds and Euros. As a result, our earnings can be affected by changes in the U.S. dollar/British pound and U.S. dollar/Euro exchange rates. While we seek to mitigate our exposure to foreign currency exchange rates through hedging transactions, we may not be successful.

Going forward, we intend to hedge certain foreign currency exposures on a forward basis at the beginning of the year, adjusting and optimizing our hedging strategy as appropriate. A large percentage of our employee compensation is variable and not subject to currency risk at year-end due to the fact that we convert these foreign commitments to U.S. dollars on a monthly basis with no adjustment required at quarter-end that could impact our earnings’ volatility. We also intend to hedge our fixed expenses where possible. However, there may be certain expenses that we do not hedge. The table below shows the approximate increase in our general and other expenses due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the three months ended December 31, 2007 against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$5.3
Euros	10%	$0.7

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. We are exposed to interest rate risk on our variable debt, client cash and margin balances and positions carried in equity securities, options and futures.

In the ordinary course of our operations, we have limited our exposure to interest rate risk. Our balance sheet, which reflects a substantial amount of short-term and highly liquid assets, frequently also reflects matching liabilities (and vice versa). We generate interest income from the positive spread earned on client deposits or secured client financing transactions, and the basis for the calculation of interest received and paid is matched. This is the case in both rising and falling interest rate environments, although we have the opportunity to create higher levels of interest income in a rising interest rate environment. Based on our portfolio as of December 31, 2007 (taking into account our related hedging activities), a 25 basis point decrease in global interest rates would result in a decrease in our annual revenues of approximately $4.2 million. However, we currently hedge a portion of our portfolio against rate reductions, using an 18-month time horizon, which may change in the future as part of our regular portfolio review process.

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

For execution-only clients, our principal credit risk arises from the potential failure of our clients to pay commissions on those trades (“commission risk”). For cleared clients, our principal credit risk arises from the requirement that we pay variation margin to the exchanges before we receive margin from clients (“margin risk”). Most clients are required to cover initial and variation margin with cash and must pay any margin deficits within 24 hours. In line with market practices, we also provide unsecured credit lines to some clients to enable them to post initial and variation margin, which exposes us to additional credit risk (“unsecured credit risk”). We are also exposed to the risk of default by counterparties in respect of positions held with them, which are mainly exchanges, clearing houses and highly rated and internationally recognized banks (“default risk”).

Margin Risk

Our clients are required to maintain margin accounts with collateral sufficient to support their open trading positions. While we may initially establish each client’s margin requirements at levels set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions. A client’s subsequent trading activity or adverse market changes may cause that client’s previous margin payments to be inadequate to support their trading obligations, which, in instances where we serve as the exchange clearing member for the trade, would require us to cover any shortfall and thereby expose us to potential losses. When we act as a clearing broker, we are also responsible to our clearing clients for performance by the other party to the transaction. While the other party is often a clearing house (through “novation” or substitution), in some OTC trades it may be another clearing broker or even a counterparty and, unless the other side is a counterparty, we generally do not receive collateral to secure its obligations. Our margin risk also arises when a clearing member defaults on its obligations to a clearing house in an amount larger than its margin and clearing fund deposits, and the shortfall is absorbed pro rata from the deposits of other clearing members. Such a default by a clearing member of a clearing house of which we are also a clearing member could result in losses to us, including losses resulting from the defaults of other market participants.

Unsecured Credit Risk

At December 31, 2007, we had granted credit lines to clients in an aggregate amount of $2,086 million, of which $1,526 million related to initial margin that customers were not required to cover with cash or collateral and $560 million related to credit lines provided for variation margin. At December 31, 2007, $353 million was outstanding under these credit lines, of which $282 million related to initial margin and $71 million related to variation margin.

Default Risk

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

On cleared business, we require the initial margin to be paid by clients as a deposit before they commence trading. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions. For the nine months ended December 31, 2007 and 2006, our bad debts and losses due to transactional errors, as a percentage of revenues, net of interest and transaction-based expenses, was 1.5% and 1.2%, respectively. For the three months ended December 31, 2007 and 2006, our bad debts and losses due to transactional errors as a percentage of revenues, net of interest and transaction-based expenses, was 2.3% and 1.5%, respectively.

Cash Liquidity Risk

In normal conditions, our core business of providing execution and clearing brokerage services is self-financing because we generate sufficient revenues to pay our expenses as they become due. As a result, we generally do not face a substantial cash liquidity risk—that is, a risk that we will be unable to raise cash quickly enough to meet our payment obligations as they arise.

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

Our liquidity policy seeks to ensure that we maintain access to liquidity at both our unregulated and regulated subsidiaries. As discussed above, we must observe all relevant exchange margin requirements, and we maintain our own, in many cases more stringent, margin requirements, which are intended to ensure that clients will be able to cover their positions in most reasonably foreseeable economic environments. Our liquidity policy requires that we have sufficient readily available liquid assets and committed liquidity facilities to ensure that we can meet our financial obligations as they become due under both normal and some unusual or distressed market conditions. To this end, our policy requires that we have sufficient liquidity to satisfy all of our cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500 million five-year revolving unsecured credit facility with a syndicate of banks. In addition, we have entered into 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275.0 million, under similar terms as the liquidity facility. We also have committed and uncommitted credit lines, together with substantial multiple trading lines from a large and highly diversified group of financial institutions to support the daily business in respect of settlement and intra day requirements. We also anticipate accessing these facilities and credit lines from time to time.

We evaluate our liquidity needs by analyzing the impact of liquidity stress scenarios, including: (1) exceptional increases in margin requirements imposed by exchanges; (2) exceptional adverse market movements sufficient to place material intra-day stress on clients’ margin obligations and/or significantly higher usage of client credit lines; (3) one or more substantial settlement failures; (4) segregation of unrealized profits from trading in the OTC markets by certain funds discussed above; and (5) termination of certain funding facilities. We adjust our liquid assets as necessary based upon the results of our analysis.

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

Regulatory Capital Risk

Various domestic and foreign governmental bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to provide liquidity during periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example since January 1, 2008, we have been subject to the requirements of the European Union’s Capital Requirements Directive. These requirements are in the process of being reviewed with the United Kingdom’s Financial Services Authority.

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value of our principal positions due to adverse market movements over a defined time horizon within a specified confidence level. Our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $3.4 million as of December 31, 2007. This calculation excludes exchange shares, U.S. Treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

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

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, of MF Global. Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation.

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

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, our U.S. operating subsidiary, and seven of our employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by us for PAAF. The receiver, in his complaint, alleges among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. We, and our employees, have denied all material allegations of the complaint. Although the complaint does not quantify the exact amount of damages sought, the amount claimed is estimated to be approximately $175 million (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter has, by judicial order, been replaced by a “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of our employees, and filed a Second Amended Complaint against Man Financial Inc., one employee, and UBS Fund Services (Cayman) Ltd. The allegations against us are substantially similar as those in the initial complaint. On December 3, 2007, we entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, we paid $69 million, plus $5.8 million of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice. Man Group has agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50 million, net of any insurance proceeds we receive. As a result of discussions leading to this settlement, we recorded a litigation accrual of $69 million for the six months ended September 30, 2007 and an additional accrual of $5.8 million for the nine months ended December 31, 2007. We believe that these settlement and litigation costs are substantially insured; however no insurance proceeds for the settlement have been recognized and will not be recognized until actually received. Our insurance carriers have been notified of the settlement agreement (together with amounts paid thereunder) and of our associated defense costs in the PAAMCo-related litigation. The insurers have offered an amount, without prejudice, which we regard as inadequate and we have informed the insurers that we will take the matter to dispute resolution under the insurance contract. That procedure has begun and it is anticipated that there will not be a resolution of the matter for approximately one year. On December 26, 2007, we settled a related investigation by the CFTC arising out of the PAAF matter. Without admitting or denying the allegations, we agreed to the entry of an order finding that we violated supervision and recordkeeping requirements and we agreed to follow revised procedures and paid a civil monetary penalty of $2 million, which was accrued in the three months ended December 31, 2007.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, we uncovered an apparent fraudulent scheme conducted by third parties unrelated to us that may have victimized a number of our clients. CCPM, a German Introducing Broker, introduced to us all the clients that may have been victimized. An agent or employee of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from accounts maintained at our firm were utilized to siphon money out of these accounts, on some occasions shortly after they were established. We were involved in two arbitration proceedings relating to CCPM introduced accounts. The first arbitration involved claims made by Fairfield Capital Partners, Inc. and Alan Glassman before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that we and an employee assisted CCPM in engaging in unauthorized transfers from, and trades into, accounts maintained by us. Damages sought in the NFA arbitration proceeding were approximately $1.8 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The first arbitration case was settled for $0.2 million as to one claimant and $0.6 million as to the second claimant. Damages sought in the FINRA proceeding are approximately $4 million in compensatory damages and $12 million in punitive damages. That case is in its discovery phase and hearings are scheduled for March 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the second arbitration. Therefore, no provision for losses has been recorded in connection with that arbitration.

Midland Euro Cases

The key contentions in a bankruptcy proceeding and a class action proceeding were that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that we (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleged that in the one year period preceding the bankruptcy petitions, we made voidable transfers to ourselves from the MEE accounts in the amount of not less than approximately $1.8 million. In the class action complaint, the plaintiffs alleged that we, together with MEE’s accountants and its London bank, were liable for $90 million of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO were sought. We reached a settlement with plaintiffs in the class action suit, pursuant to which we paid the plaintiffs $4.1 million during the three months ended December 31, 2007. We also reached a settlement with the bankruptcy trustee, pursuant to which we paid the trustee $0.1 million.

Refco LLC Exchange Seats

As referenced above, we acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and us. As part of that transaction, we acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified us of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to us under the Acquisition Agreement and that, as a result, we are liable to Refco LLC for the value of the Shares, asserted to be approximately $57 million at the date of closing under the Acquisition Agreement. To date, no legal proceeding has been commenced. We have negotiated a settlement agreement with the trustee pursuant to which all claims between us and all Refco related entities, including the claim for the $57 million value of the seats, are settled by us paying $2.2 million to the Refco estate. The Company recorded a provision of $2.2 million as of September 30, 2007, which was paid during the three months ended December 31, 2007.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in our London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3.7 million (approximately $7.3 million) in damages and speculative claims of up to an additional £9 million (approximately $17.8 million). A trial has been set for November 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

Commodity Futures Trading Commission Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against us and the two individuals, in which the Commission would assert that we and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that we and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. We and the individuals strongly dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why we believe no proceeding should be brought. As this matter is in its earliest stage, we are unable to predict what action, if any, the Commodity Futures Trading Commission will take. No provision for losses has been recorded in connection with this potential matter.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

Our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). The case is at its earliest stages so it is difficult to determine exposure, if any. In any event, we intend vigorously to defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other future commission merchants, were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs are seeking damages of $32 million, plus exemplary damages, from all defendants. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend vigorously to defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Settlement Agreement, dated December 3, 2007, by and among Stephen J. Harmelin and C. Clark Hodgson, Jr., as receivers for the Philadelphia Alternative Asset Management Company, LLC and related entities, MF Global Inc. and Thomas Gilmartin*

31.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Ira Polk, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Ira Polk, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K filed on December 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

	By:	/s/ KEVIN R. DAVIS
	Name:	Kevin R. Davis
	Title:	Chief Executive Officer

	By:	/s/ IRA POLK
	Name:	Ira Polk
	Title:	Interim Chief Financial Officer
Date: February 13, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Settlement Agreement, dated December 3, 2007, by and among Stephen J. Harmelin and C. Clark Hodgson, Jr., as receivers for the Philadelphia Alternative Asset Management Company, LLC and related entities, MF Global Inc. and Thomas Gilmartin*

31.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2	Certification of Ira Polk, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Ira Polk, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K filed on December 7, 2007.