Form 10-K
period 2008-03-31
MF Global Ltd.
filed 2008-06-13
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

Commission File Number: 001-33590

MF GLOBAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0551260
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

Clarendon House, 2 Church Street Hamilton HM 11, Bermuda
(Address of principal executive offices)	(Zip Code)

(441) 296-1274

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $1.00 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2007, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $2.8 billion.

As of April 30, 2008, there were 120,046,739 of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MF Global Ltd.’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on July 28, 2008 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MF GLOBAL LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2008

CERTAIN FREQUENTLY USED TERMS

Throughout this Annual Report on Form 10-K, unless otherwise specified or if the context otherwise requires:

•	“MF Global”, “we”, “us” and “our” refer to MF Global Ltd., a holding company incorporated under the laws of Bermuda, and its subsidiaries.
•

“Man Financial” refers to the former brokerage division of Man Group (as defined below), which historically operated through numerous direct and indirect subsidiaries of Man Group, that was separated from Man Group in connection with our initial public offering (IPO), which we completed on July 23, 2007, and is the business we now operate independently from Man Group under the brand name “MF Global”.

•	“Man Group” refers to our former parent company, Man Group plc, a U.K. public limited company, and its subsidiaries.
•	“fiscal 2004”, “fiscal 2005”, “fiscal 2006”, “fiscal 2007” and “fiscal 2008” mean the 12-month period ended March 31, 2004, 2005, 2006, 2007 and 2008, respectively.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1.A. Risk Factors”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our ability to implement our capital plan, including the repayment of our bridge facility and the issuance of new debt or other securities;
•	our liquidity requirements and our ability to obtain access to necessary liquidity;
•	our expectation to benefit from continued industry growth;
•	our ability to continue to provide value-added brokerage services;
•	our ability to capitalize on market convergence;
•	our ability to continue to diversify our service offerings;
•	our ability to pursue opportunities for enhanced operating margins;
•	our ability to expand our business in existing and new geographic regions;
•	our ability to continue to expand our business through acquisitions;
•	expectations regarding the business environment in which we operate and the trends in our industry;
•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;
•	our accuracy regarding our expectations of our revenues and various costs;
•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;
•	our ability to retain our management and other employees;
•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;
•	the likelihood of success in, and the impact of, litigation involving our business;
•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;
•	changes in exchange membership requirements;
•	our ability to increase the percentage of our revenues from the Asia/Pacific region;
•	changes in our tax rate;
•	our ability to maintain trading volumes and market share;
•	our ability to maintain our credit rating;
•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and
•	our ability to retain existing clients and attract new ones.

We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

PART I

ITEM 1.	BUSINESS

BUSINESS OVERVIEW

We believe we are the leading broker of exchange-listed futures and options in the world. We provide execution and clearing services for exchange-traded and over-the-counter, or OTC, derivative products, as well as for non-derivative foreign exchange products and securities in the cash market. We provide our clients with access to many of the largest and fastest growing financial markets and products throughout the world.

Through our relationship with Man Group plc, our former parent company, we trace our origins over 200 years ago in a broking business founded by James Man, which focused on the physical commodities markets and was a founding member of some of the world’s first futures exchanges. In July 2007, we separated from Man Group and became an independent public company with our shares listed on the New York Stock Exchange.

Our business is based on a diversified yet fully integrated model that allows us to offer a variety of products across a broad range of markets, geographic regions and clients and through multiple distribution channels. Our business model positions us as a centralized provider of brokerage services and we seek to provide our clients with brokerage services that encompass many combinations of our products, markets and regions.

Description of Business

We believe we are the largest “specialized” futures and options broker based on our leading position in many of the world’s largest derivatives exchanges. As of March 31, 2008, we were the broker of choice for over 138,000 active clients worldwide. As a specialized futures and options broker, we are focused on providing our clients with fast, cost-effective trade execution and clearing services for derivatives and cash products throughout most of the world’s major financial centers, which includes over 70 exchanges. We provide our clients with global market access through our broker networks, relationships with introducing brokers and online trading platforms.

Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We execute client trades on both an agency and a matched-principal basis. We also act as a clearing firm for clients that execute trades in futures and options on exchanges where we are approved as a clearing member. We have offices in New York, London, Chicago, Paris, Mumbai, Singapore, Sydney, Toronto, Tokyo, Hong Kong, Taipei, Dubai, and other locations. Our principal executive offices are in New York, and our registered office is in Hamilton, Bermuda.

When we execute a client order on an agency basis, we typically direct the order to an exchange or OTC market where it is matched with a corresponding order for execution. When we execute a client order on a matched-principal basis, we take the other side of the trade for our own account and relatively quickly (often within minutes and generally on the same trading day) enter into an offsetting trade with another party. We engage in matched-principal execution, which generally yields higher profit margins than agency execution, primarily in the OTC markets, but also in certain listed markets outside the United States. In general, except for corporate hedging and investment management transactions, we enter into transactions for our own account generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction, and not primarily for directional purposes.

We also act as a clearing firm for clients that execute trades in futures and options on exchanges where we are approved as a clearing member. These include all major derivatives exchanges in the U.S. and Europe as well as certain Asia/Pacific markets. We may act as the clearing firm for clients that use us to execute their orders, as well as for clients that use other executing brokers or execute their orders directly on the exchange. We also provide clearing services for a growing number of transactions executed in the OTC markets.

We derive revenues from four main sources: commissions from agency execution; commissions from clearing services; mark-ups from principal transactions, primarily consisting of client trades executed on a matched-principal basis; and interest income. Interest income is earned on cash balances in our clients’ accounts, most of which are maintained by our clearing clients to meet margin requirements, as well as interest related to our fixed income and principal transactions activities. For fiscal 2008, 2007 and 2006, we generated total revenues of $6,019.8 million, $6,094.4 million and $2,703.2 million, respectively, revenues net of interest and transaction-based expenses of $1,636.3 million, $1,378.7 million and $946.5 million, respectively, net (loss)/income of $(69.5) million, $188.0 million and $59.8 million, respectively, and adjusted net income of $199.8 million, $147.7 million and $89.1 million, respectively. For information on how we calculate adjusted net income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”. We have experienced significant growth in our business in recent years. The total volume of exchange-traded futures and options transactions we executed and cleared has grown by 40.0% from 1,503.5 million contracts in fiscal 2007 to 2,105.1 million contracts in fiscal 2008, and by 48.7% from 1,011.4 million contracts executed and cleared in fiscal 2006 as compared to fiscal 2007.

OUR COMPETITIVE ADVANTAGES

We have achieved a leadership role in the listed derivatives and certain cash brokerage markets because of certain key strengths:

Leading Market Position

In most of the markets in which we are active, we believe we are the largest broker, measured by volume of executed or cleared transactions. We describe our market position in more detail under “—Our Business—Products—Exchange-Traded Derivatives”. In recent years, we have maintained our leading market position in our markets and have benefited from the rapid growth in our industry. We believe that we are well positioned to take advantage of this growth and other industry trends.

We have established a broad and deep pool of liquidity. Because of our strong market position, we receive a large volume of client orders for execution in a number of listed derivatives markets. The high volume of client orders creates liquidity, which means that clients are generally able to obtain tighter bids and offers and traders are generally able to open and close trading positions without triggering adverse market impact. In addition, our leading position enables us to internally match client orders on an agency or, where permitted, matched-principal basis. The volume of our order flow also provides us with real time market insight across different asset classes and regions.

We believe the diversity of our clients and the depth of our liquidity enable us to provide superior execution and clearing services in our markets, no matter the complexity of the trade or the product, market or geography involved. We believe that our liquidity is highly attractive to market participants and that, if trading volumes continue to increase generally, our liquidity will continue to attract additional order flow.

Independence

Unlike many of our competitors, we generally do not engage in non-brokerage businesses, such as investment banking, asset management or principal investment activity, which could conflict with our clients’ interests. As a result, we believe our clients are more inclined to trade through us and to maintain funds with us. We believe that our independence in this regard and our dedicated client focus provide us an important competitive advantage that distinguishes us from our competitors.

Integrated, Diversified Business Model

Our business model closely integrates our operations across the local markets around the world. As a result, we provide our clients with products and services in a host of markets and a range of geographic regions.

We believe we offer our clients access to a broader range of trading alternatives than most other brokers can provide. This combination of access to disparate markets and centralized account management has helped us develop broad and deep relationships with our clients. Our expertise has also enabled us to achieve a level of diversification that we believe enables us to adapt quickly to changing market dynamics while maintaining market leadership.

Strong Client Focus

Our business focuses on developing long-term relationships with our clients. We believe our clients value the lengthy tenure of many of our product specialists and traders as well as the in-depth industry experience of many of our brokers. Many individuals in various of our broking teams began their careers with companies in the same industry as the products they are trading, and have substantial experience in, and knowledge of, the underlying markets as well as the futures and options markets.

We organize our personnel into relatively small teams that focus on a particular type of client or market. This organizational structure fosters a strong commitment to client service, and also creates a strong sense of ownership of the relevant business. We believe we attract staff with strong client relationships. We offer our brokers a compensation structure linked to their own personal achievements or failures. We believe this incentivizes them not only to pay close attention to client needs but also to identify and pursue potential opportunities to create efficiencies.

Established Business and Experienced Management

With roots in the commodities industry dating back over 200 years through our former parent company, we believe our reputation within the financial community is among our most valuable assets. We have a highly experienced management team with a long history of strong performance as a division of a publicly held company. Our senior management team has an average continuous tenure of approximately 13 years with MF Global and its predecessor organizations and an average of 26 years of industry experience. Our management has a strong understanding of the needs and interests of our wide variety of clients as well as the markets in which they wish to trade.

BUSINESS OBJECTIVES

Below are the drivers of our business upon which we build our growth strategy:

Global Access, Local Insight

We combine global access with local insight to provide our clients with an informed perspective regarding the markets in which they trade.

While we are established in a host of localized markets around the world, we also serve clients who have global trading needs and interests. As a result, we believe that we are able to provide superior execution and clearing services by combining our local knowledge and insights with the global approach our clients are demanding. We generate ideas and provide solutions from our global perspective and execute transactions on behalf of our clients in markets around the world. In addition, we can efficiently aggregate transactions, using our centralized portfolio administration and account management resources, so that our clients can take a broad view of their positions.

Leadership in a Converging Marketplace

We generally seek to achieve a leadership position in virtually all markets in which we operate. Our leading role not only enables us to source the liquidity needed to execute client orders at attractive prices, but it also positions us to meet the growing demand for ready and efficient access to a broad range of instruments in a host of different markets. The world’s markets are being drawn together by investment strategies that involve moving in and out of an assortment of instruments and contracts in derivatives and cash markets. We believe we have the skill and resources to capitalize on this market convergence to help our clients achieve their goals.

Commitment to Creating Value for Our Clients

In addition to executing and clearing transactions, we seek to further assist our clients by generating ideas, sourcing solutions and identifying market opportunities. We also provide an array of value-added portfolio administration and analytics services.

We seek to add value at every stage of our client interaction and to put our client interests ahead of our own. We seek to establish long-term client relationships and we approach them holistically, recognizing that their needs evolve over time and the totality of our relationship is greater than any one transaction.

GROWTH STRATEGY

We believe we are well positioned to expand our business in future years both through organic growth and selected acquisitions. We intend to build upon our competitive strengths by pursuing the following strategies:

Capitalizing on Continued Growth in Derivatives Markets

In recent years, trading in global derivatives markets has experienced significant growth, based on the volume of exchange-traded derivatives and the outstanding notional amount of OTC derivatives.

We believe that the trends driving the growth—such as globalization, the migration to electronic markets, the move to commercially-oriented business practices at exchanges and market convergence—will continue. In addition, there has been significant growth in the size and number of hedge funds and sovereign wealth funds operating in financial markets. These and other sophisticated investors continue to be key drivers in volume growth by increasing assets allocated to a variety of derivatives products. The growing focus on risk management, meanwhile, has increased trading in many futures and options products. Overall, more and more investors are employing complex strategies that require frequent trading in a variety of instruments and contracts. As trading in financial markets grows, we believe we are well positioned to expand our market share and increase our revenues by leveraging our leading market position, deep liquidity and experienced sales and broking personnel. Our leading position in multiple markets enables us to provide substantial liquidity and attractive execution. This enables us to benefit from increased volumes, which leads to increased execution and clearing opportunities, as detailed in “—Our Competitive Advantages—Leading Market Position”.

Expanding into a Broader Range of Products and Strategies

We believe that the recent trend in our industry toward market convergence—that is an increasing demand for diversified trading across complementary markets, such as listed and OTC derivatives and non-derivative cash products—when coupled with current growth in trading volumes of listed derivatives, provides a significant opportunity to broaden the range of products and strategies we offer our clients. As financial markets converge, a growing number of investors demand sophisticated trading strategies that rely on buying and selling a wide range of instruments and contracts in an array of markets. As a specialized broker with strong positions in listed and OTC derivatives as well as cash markets around the world, we are well positioned to assist our clients in executing complex transactions in multiple markets. We seek to capture a growing share of the cross-market activity resulting from the increasing market convergence. In addition, by expanding the range of products we execute and clear and by joining additional financial exchanges, we believe we will continue to be able to offer our clients opportunities to invest in new and developing trading instruments.

Expanding our Geographic Footprint

We operate our business on a global basis and are committed to participating in developing markets, such as those in the Asia/Pacific region. Global economic development has led to significant growth in a number of local financial markets around the world in recent years. We intend to participate in the development of domestic commodities markets and to provide greater access to equity markets, including the establishment of direct market access.

We are also actively expanding into these markets, bringing our proven skills in broking, clearing and account management and intend to continue to grow our business in these markets by providing expertise and local access to foreign investors in these emerging markets and by providing local investors in these markets with access to global markets as well as their own.

Asia has been a focal point of our geographic expansion. We have built businesses in Singapore, Japan, India, and Australia and we are actively working to enhance our positions in Taiwan, Hong Kong, and Dubai. We believe there will be substantial additional growth opportunities in several countries in the Asia/Pacific region if local regulations are eased, and we stand ready to capitalize on opportunities as they emerge, although we do not know whether or how quickly that may occur in any particular country.

Pursuing Strategic Acquisitions

We intend to continue to expand our client base and brokerage capabilities by pursuing acquisitions that are aligned with our growth strategy.

MF Global and its predecessor businesses have successfully completed and integrated 19 important acquisitions over the past two decades, including our purchases of GNI, a British derivatives firm, and customer accounts and other assets sold by Refco in 2005, once one of the largest U.S. derivatives brokers. We have made acquisitions both to extend our presence into new markets as well as to expand existing markets. These acquisitions have expanded the depth and breadth of the products we offer our clients. We have repeatedly transferred expertise developed in a particular product or market and applied it in new settings, significantly enhancing the value of an acquisition. We have also been able to retain and integrate select teams of professionals from the operations we have acquired.

OUR INDUSTRY

Introduction

We provide brokerage execution and clearing services across a broad range of derivatives products traded on exchanges and in the over-the-counter, or OTC, markets throughout the world. We also provide brokerage execution services for products in the non-derivatives, or cash, markets. We refer to the industry in which we operate as the derivatives and cash brokerage industry.

Derivatives and cash products are traded in two distinct market places: (1) regulated futures and securities exchanges and (2) OTC markets. Exchanges offer trading in instruments with standardized contract characteristics, whereas OTC markets facilitate transactions involving bilateral contracts privately negotiated and traded among specific counterparties. Exchange-traded contracts are cleared through a central clearinghouse, whereas OTC contracts have historically been settled between counterparties. In recent years, however, clearinghouses have increasingly offered clearing services for OTC trades. Cleared contracts are novated to a clearinghouse, which in effect steps between the parties to the contract and becomes a party in back-to-back contracts with each side. The clearinghouse generally marks the cleared contracts to market at least daily, and requires margin adjustments from the parties’ clearing brokers based on changes in the market value of the underlying asset until final settlement at expiration, which may occur after a period of days, months or years.

The global derivatives sector of our industry has experienced rapid growth in recent years in the volume of exchange-traded derivatives and the outstanding notional amounts of OTC derivatives. This growth has been driven by many factors, including globalization and the development of new markets, a move to commercially oriented business practices at exchanges, increased demand for financial risk-management, migration to fully electronic markets, deregulation and regulatory changes, market convergence, product innovation on exchanges and migration from OTC markets to exchange-based trading and enhanced sophistication of market participants.

Derivatives

A derivative is a contract between a buyer and seller whose value is determined by the performance of one or more underlying financial or physical assets, such as interest rates, equity securities, foreign exchange rates, energy products, metals and agricultural or other commodities, as well as indices based on these assets. Examples of financial derivatives include contracts based on the value of interest rates, equity indices, individual equity securities and foreign exchange rates (such as LIBOR futures, e-mini S&P 500 options, options on a single stock and EUR/USD swaps, respectively). Examples of physical derivatives include contracts based on the value of energy products, agricultural commodities and metals (such as WTI crude oil futures, ethanol calendar swaps and futures and options on copper, respectively). Most derivatives are financially settled, whereby settlement is made through cash payments based on the value of the underlying asset, although some derivatives are physically settled by delivering the underlying product. Each derivative specifies whether it will be financially or physically settled. Unlike trades in the cash markets, which typically settle within a period of days, derivative contracts frequently do not settle for extended periods, often months or years after they are entered into. Because the parties’ performance obligations, whether to make payment or delivery, may continue for extended periods, the parties typically are required to provide collateral, or margin, to secure performance of their obligations.

Types of Derivatives

The most common types of exchange-traded derivatives are futures and options on futures. Several additional types of derivatives are traded in the OTC markets, including swaps, forwards and options. The principal types of derivatives include:

•

Futures: A future is a standardized contract, traded on futures exchanges, to buy or sell a specified quantity of an underlying financial or physical asset (or the cash value of the asset) at a future date for a specified price.

•

Options: An option is a contract that conveys to the buyer the right, but not the obligation, to call (buy) or put (sell) a specified quantity of an underlying financial or physical asset (or the cash value of the asset) during a specified period at a price determined at the time of the execution of the option. Options may be exchange-traded such as an option on a stock or a futures contract, or privately negotiated and traded on the OTC markets.

•

Forwards and Swaps: A forward contract is an agreement between two parties to deliver a specified quantity of an underlying asset on a specified date and at a specified location against payment of an agreed-upon price. Unlike futures contracts, forward contracts are generally not standardized, but are negotiated on an individual basis between counterparties. Swaps are OTC derivative contracts generally between the holders of two different assets with different risk and performance profiles in which the risk or performance characteristics are exchanged by cash payments on one or more specified dates. Swaps may be settled against the future price of a single asset or against an index of multiple asset prices.

•

Other Derivatives: There is a wide array of other derivatives with varied characteristics, including contracts for differences and swap options. A contract for difference is a contract between two parties (buyer and seller) stipulating that the seller will pay to the buyer the difference between the current value of an asset and its value at contract time. If the difference is negative, then the buyer will pay instead to the seller.

Derivatives can provide market participants with an efficient mechanism for the management of price risk. Derivatives are used for risk-management, asset allocation, speculation, arbitrage and physical delivery of the underlying asset. Generally, derivatives are traded by two types of market participants: hedgers, or those who seek to minimize and manage price risk, and speculators, or those who are willing to take on risk in the hope of making a profit. By buying and selling derivatives, hedgers seek to protect themselves from adverse price changes. Speculators, on the other hand, trade derivatives with the expectation of making a profit from changes in the value of the underlying asset. The interaction of hedgers and speculators in exchange-traded derivatives helps to provide liquid, active and competitive markets.

Cash Brokerage

Cash brokerage involves the execution and clearing of client trades in non-derivatives products such as equity and debt securities and foreign exchange. In these transactions, market participants generally seek to purchase or sell a specified amount of securities or currencies at a specified price for cash, with settlement—delivery of the products against payment—occurring within a few days after the trades are executed. Cash trades in securities occur on exchanges where the securities are listed as well as in the OTC markets, but generally are cleared through a central clearinghouse. Cash trades in foreign exchange are referred to as “spot transactions”, whereby parties agree to buy or sell one currency in exchange for another at a price based on the prevailing spot exchange rate, or the current value of one currency compared to another. Market participants also trade foreign exchange in the derivatives markets in various instruments, such as futures, forwards, currency swaps and foreign exchange options.

As the trading strategies of market participants continue to evolve and diversify, and the derivatives and cash markets continue to converge, brokers are increasingly able to bridge the gap between these markets and to offer services in a number of related markets. Accordingly, many brokers active in the derivatives markets have become increasingly active in the cash markets as well.

Exchange and OTC Trading

There are two types of market structures within the derivatives and cash brokerage industry: regulated exchanges and the OTC markets. These market structures are distinguished by their unique regulatory, participatory, reporting and operational requirements.

Derivatives Exchanges

A derivatives exchange is a regulated entity that provides trading in standardized derivatives products. Currently, there are more than 100 regulated derivatives exchanges located in over 40 countries. Historically, trading in these markets was restricted to standardized contracts on traditional, physical commodities—such as agricultural commodities—but has expanded to include trading in additional types of standardized contracts in different market sectors, such as interest rates, foreign exchange products and stock indices. In a typical derivatives market, participants can trade either futures contracts or options on futures contracts.

Historically, trading in futures contracts took place exclusively through face-to-face interaction on a physical trading floor of an exchange, also known as the “pit”, through an auction process known as “open-outcry”. In an auction market, prices are established publicly by participants posting bids (or buying indications) and offers (or selling indications). Typically, a derivatives exchange restricts its hours of operation and floor trading to a limited number of exchange members. Non-exchange members are required to execute trades through intermediaries, such as brokers known in the United States as futures commission merchants who are members of the exchange.

In recent years, following technological innovations that have increased the speed of communications and the availability of information, there has been an increasing acceptance and adoption of electronic trading. As a result, many futures and derivatives exchanges have expanded access to their markets by replacing their floor-based trading system with an electronic market or by supplementing open-outcry trading with electronic market access. Examples of electronic trading platforms include the GLOBEX system provided by the Chicago Mercantile Exchange, LIFFE Connect ™ and the fully electronic derivatives exchange operated by IntercontinentalExchange, Inc.’s subsidiary, ICE Futures, Inc.

OTC Markets for Derivatives

Over-the-counter, or OTC, is a term used to describe trading activity that does not take place on a regulated exchange. In the OTC market, commercial participants have historically entered into privately negotiated, non-standardized bilateral contracts. In recent years participants have begun to take advantage of cleared OTC contracts that, like exchange-traded derivatives, are virtually standardized and cleared through a central clearinghouse.

In contrast to the limited range of futures contracts available for trading on regulated exchanges, participants in the OTC markets have the ability to trade an unlimited range of customized contracts between counterparties. As a result, OTC derivatives encompass a broader range of contracts, which may have terms that are more varied and specialized than exchange-traded derivatives. Unlike derivatives exchanges, OTC markets operate virtually around the clock and do not impose membership requirements.

Since participants in OTC markets have traditionally entered into individually negotiated, bilateral contracts, the OTC markets historically have been characterized by fragmented liquidity and a lack of price transparency. Without a centralized, comprehensive source of pricing data and an observable, real-time market for a specific contract, it may often be difficult for market participants to determine the best price available for their trade.

Cash Markets

In the cash markets, equity and debt securities are traded both on exchanges and in the OTC markets, while cash foreign exchange products are traded exclusively in the OTC markets. Equity securities are traded principally through the facilities of the securities exchange where they are listed, either directly if the broker is a member of the relevant exchange or indirectly by routing the order through a member firm. Cash trades in equity securities may also occur in the OTC markets, although OTC trades tend to be executed by market-makers and other dealers who maintain inventory and act as principals. Debt securities are predominately traded between dealers and large institutions in the OTC markets and cash foreign exchange products are traded exclusively in the OTC cash markets, principally in London, New York, Tokyo and Singapore.

As participants seek to bridge the cash and derivatives markets, there has been growth in derivatives that combine both cash products and derivatives. For example, an exchange of futures for physicals is a derivatives transaction in which one counterparty buys cash products and sells futures contracts while the counterparty on the opposite side sells cash products and buys futures contracts. As a result, the parties trade cash products and simultaneously enter into an offsetting futures transaction. Exchange for physicals are executed in the OTC market directly or through brokers and are submitted for clearing to clearinghouses by clearing member firms, like us. The appeal of exchange for physicals is that the parties to the transaction are free to negotiate the prices, quantities and other terms of the transaction. As a result, fund managers and other institutional investors often use exchange for physicals to enter or exit futures market positions on agreed upon terms and thereby exchange or modify exposures between the cash and derivatives markets.

Execution and Clearing Process for Derivatives

As discussed above, trades in listed futures and options are executed on the trading floor or through the electronic market of the exchange where they are listed. In general, the execution function is performed by executing brokers, who must be members of the exchange for execution purposes, and the clearing function is performed by a central clearinghouse and clearing firms who must be approved as clearing members of the exchange. The clearinghouse is designated by the exchange and often is a division or affiliate of the exchange. The clearing firms are generally banks or brokers with substantial capital and are designated by the counterparties to the trade. Executing brokers may be, but often are not, clearing members, and vice versa. Thus, some firms may provide only execution services, others may provide only clearing services and still others—like us—may provide both.

Typically, when a client wishes to trade a listed future or option, it must give its order to an execution broker who is a member of the exchange for execution purposes, and who sends the order to the exchange for execution. Historically, most executions were handled by “voice brokers” who referred client orders by telephone to the relevant exchange for execution and charged their clients a commission. As a result of the migration to electronic trading in recent years, clients have been able to route orders to exchanges electronically, generally through systems maintained by executing brokers, which has led to lower commissions for execution services. Moreover, some exchanges have also provided clients, particularly large, active traders, with direct online access to their order-execution systems, which permits these clients to bypass the executing brokers entirely. While this ability of clients to bypass executing brokers, or disintermediation, has affected order flow for traditional voice brokers, many clients still choose to execute trades through brokers—like us—that offer clients value-added services in addition to voice execution.

In some cases, the executing broker may have sufficient order flow from its clients that it is able, where permitted by law, to execute client orders internally by matching a buy-side order from one client with a sell-side order from another client or vice versa. Internal execution permits the broker to work an order—meaning that it holds the order while it seeks out one or more orders on the other side that would result in a match on terms more favorable than those available when the order was initially received—and thus to achieve better pricing for the client than if it simply routed the order to the exchange for matching in an automated execution system. We refer to this practice as internal agency execution. In cases where the client demands immediate execution, in contrast, the broker may, where permitted by law, take the other side of the trade for its own account while entering into an offsetting trade with another party relatively quickly, either internally with another client or externally with a market participant. We refer to this practice as internal matched-principal execution. By executing on a matched-principal basis, the broker limits its exposure to changes in market prices to a transitory, usually brief period while it finds an offsetting trade. Brokers generally earn higher profits per trade when they execute client orders on a matched-principal basis than on an agency basis. While current laws and regulations generally do not permit matched-principal execution in the U.S. listed markets, we believe that matched-principal execution will become more prevalent in European listed markets due to regulatory changes in that region. Matched-principal execution of client orders is permitted and more common in the OTC markets, where trading is conducted primarily on a principal-to-principal basis.

In all cases, the broker routes the client orders (including, where permitted by law, those matched internally) to the relevant exchange for execution and clearing. If an order is not matched internally before it is routed, it will be matched with orders received by the exchange from other brokers for execution. Where permitted by law, orders matched internally, whether with orders of other clients or with orders for the broker’s account, will not be exposed to other orders and the internal matches will simply be confirmed. Once an order is matched by the exchange, the trade has been executed.

Once a trade is executed, each side of the trade is directed to a designated clearing member, each of which then submits the trade to the clearinghouse. The clearinghouse checks the terms of the two orders and confirms the match to the two clearing firms, which in turn confirm the trade to their clients. Each clearing firm must be a clearing member of the exchange, whereas each executing broker need only be an executing member. As a result, the clearing firm for a particular client may be different from its executing broker.

When the trade has been confirmed by the clearing firms with the clearinghouse, the clearinghouse steps between the two parties to become the counterparty to each side of the trade. Under the rules of derivatives exchanges generally, a clearing firm must require that initial margin (which is similar to a security deposit or a performance bond) be deposited by a client who engages in trading activity in amounts at least equal at all times to those specified by the exchanges. Frequently, a clearing firm will require that a client post initial margin in excess of the amount specified by the exchanges in order to provide additional security. In turn, the clearing firm posts margin with the exchange’s clearinghouse in respect of its clients’ positions. In the case of futures contracts, these positions are typically marked to market on at least a daily basis. The clearinghouse will issue a margin call to the clearing firm for additional margin in respect of its clients’ positions following adverse market movements, or will credit a clearing firm with margin gains in respect of its clients’ positions following favorable market movements, every trading day. In turn, the clearing firm will issue a call for additional margin to a client who has sustained losses that reduce the value of the initial margin in its account below a specified level. Alternatively, the clearing firm will make a payment to a client by crediting the client account to reflect increases in the value of its positions. The clearing firm is obligated to make margin payments to the clearinghouse, irrespective of whether its clients honor their obligations to make margin payments to it. A clearing firm typically requires its clients to keep their margin in accounts maintained at and under the control of the firm.

In contrast, OTC derivatives are typically entered into and settled on a principal-to-principal basis and are not cleared through a clearinghouse. As a result, each party to a trade is typically exposed to the credit risks of the other. In recent years, a growing number of clearinghouses or other market participants have begun to offer clearing services for more commonly traded OTC contracts in order to address the counterparty credit risks associated with these trades. This development has diminished the difference between exchange- and OTC-traded derivatives. Participants who trade cleared OTC contracts do so through brokers who assume responsibility for their respective clients’ performance and generally require the clients to post margin. Brokers that clear OTC trades for their clients may interface with (1) a clearinghouse if the clearinghouse offers clearing services for that trade, (2) another clearing broker or, (3) in some cases, directly with the counterparty.

Industry Participants

The derivatives and cash brokerage industry consists of a wide range of participants from the clients seeking trade execution or clearing services to the principal service-providers—brokers, exchanges and clearinghouses.

Clients

Derivative products are traded by a diverse range of clients, including financial institutions, manufacturing and service providers, hedge funds and other asset managers, professional traders and private clients, among others. Clients buy and sell derivative contracts for a variety of reasons, including risk-management, asset allocation, speculation, arbitrage and physical delivery of the underlying asset.

Futures and Options Brokers

Futures and options brokers execute trades on exchanges and in OTC markets and some act as clearing members of the respective clearinghouses through which the trades of their clients are cleared or as clearing counterparties of OTC trades. As a clearing member of an exchange, a broker is subject to regulatory and self-regulatory organization requirements regarding maintenance of client margin, minimum capital and related matters. There are hundreds of brokers, domestic and foreign, operating in the derivatives and cash markets. Some futures and options brokers are components of, or are affiliates of, large commercial or investment banks. Some are independent brokers, like MF Global.

Introducing Brokers

Futures and options brokers may obtain clients through relationships with introducing brokers, who are individuals or organizations that have relationships with various market participants. Introducing brokers provide all the typical functions of a broker, except that they do not accept money, securities or property of a client. Introducing brokers direct orders made by their clients to brokers for execution and clearing. There are two types of introducing brokers: guaranteed and independent. Guaranteed introducing brokers enter into a guarantee agreement with brokers under which the brokers agree to be jointly and severally liable for all of the introducing broker’s obligations and compliance requirements, in exchange for exclusivity of the introducing broker’s futures transactions. By contrast, an independent introducing broker may have clearing relationships with multiple brokers. Because of the independent nature of these arrangements, independent introducing brokers must maintain their own net capital to meet the applicable minimum financial requirements.

Exchanges

Currently, there are more than 100 regulated derivatives exchanges located in over 40 countries. Major derivatives exchanges in the United States include the newly merged Chicago Mercantile Exchange and the Chicago Board of Trade, the New York Mercantile Exchange, the Chicago Board Options Exchange, the International Securities Exchange and ICE Futures U.S. In Europe, the largest derivatives exchanges are Eurex, Euronext.Liffe, the London Metals Exchange and ICE Futures Europe. In Canada, futures contracts are traded principally on the Bourse de Montreal. Other important exchanges globally include the Singapore Exchange, the National Stock Exchange of India, the Multi Commodity Exchange of India and the National Commodity and Derivative Exchange in India, the Taiwan Futures Exchange, the Tokyo Commodity Exchange, the Sydney Futures Exchange, the Tokyo Financial Futures Exchange and the Korea Exchange.

Clearinghouses

As discussed above, exchange-traded derivatives, and increasingly OTC trades, are settled through a centralized clearinghouse, which may be associated exclusively with a single exchange or may support a number of exchanges. Although OTC trades have historically not been cleared, as OTC markets have evolved in recent years, certain clearinghouses have begun settling an increasing number of OTC trades. For example, New York Mercantile Exchange ClearPort Clearing provides for the clearing, through its clearinghouse, of trades in OTC derivatives executed off-exchange.

The charts below illustrate the growth in contract volumes in exchange-traded derivatives by market (interest rate, currency, and equity index) and by region (North America, Europe, Asia/Pacific and other) for the periods presented.

Exchange-Traded Derivatives

(Source: Bank for International Settlements Quarterly Review)

Note: CAGR represents the compound annual growth rate in trading volume of exchange-traded derivatives contracts.

The chart below illustrates the growth in global notional amounts outstanding for OTC derivatives by market.

Global OTC Derivatives

(Source: Bank for International Settlements Quarterly Review)

(a) As of June 2007.

Note: CAGR represents the compound annual growth rate in global notional amounts for OTC derivatives.

OUR BUSINESS

Our business is based on a diversified yet fully integrated model that allows us to offer a variety of products across a broad range of markets, geographic regions and clients and through multiple distribution channels. Our business model positions us as a centralized provider of brokerage services and we seek to provide our clients with brokerage services that encompass many combinations of our products, markets and regions. We manage our businesses as a single entity, and not by product, market, region or otherwise. We describe our primary services, products, clients, markets and geographic regions below.

Services

We provide three primary types of services to our clients: execution-only, matched-principal execution and clearing. We are able to provide these services to clients either as a bundled package (both execution and clearing are included) or separately (execution-only, but not clearing or vice versa), depending upon our clients’ needs.

Execution-Only

We execute client trades on an agency basis for a wide array of listed and OTC derivatives and cash products. We typically execute client trades on an agency basis by directing the order to an appropriate exchange or OTC market where the client’s order is matched with a corresponding order that has been placed by a counterparty and then, in the case of a listed product, posted to the exchange. Once executed, the trade is then settled, or cleared, either by us or another clearing broker selected by the client. Alternatively, for many OTC trades which are not cleared, the trade is settled directly between parties. We generate revenue from our execution-only services by charging our clients a commission for each trade we execute on their behalf. In some cases, we may act as agent for both parties to the trade and charge a commission to each of them.

We provide execution-only services to our clients both over the phone, which is known as voice broking, and through our online platforms. Agency execution of liquid contracts has increasingly moved away from traditional voice broking to online broking in recent years, as a growing number of brokers have provided online platforms that allow clients to execute trades electronically without having to speak directly with a broker. Our clients continue to use our voice broking services for more complicated trades.

Where permitted by law, and where doing so will provide our clients with the most efficient execution available, we sometimes execute trades in listed derivatives internally—rather than through an exchange or OTC market—by matching one client’s order with another client’s offsetting order as an agent. We expect to expand our internal execution activities for these products as a result of regulatory changes in the European markets.

Matched-Principal Execution

We also provide execution services for various listed and OTC derivatives and cash products on a matched-principal basis. We execute orders on a matched-principal basis by entering into one side of a client trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). As with agency-executed trades, matched-principal trades, once executed, are cleared as described below.

While current laws and regulations generally do not permit matched-principal execution in the U.S. listed markets, we believe that matched-principal execution will become more prevalent in European listed markets due to the implementation of MiFID, under which we now have greater ability to internalize client orders, including by entering into offsetting trades ourselves, in order to achieve best execution. Most of our matched-principal execution occurs in OTC trading markets, such as metals, foreign exchange and fixed income securities, where trading occurs primarily on a principal-to-principal basis. In these markets, we execute our client’s order by taking the other side of the trade and then entering into an offsetting trade with a broker or other market participant. In those jurisdictions where internal execution is permitted by law, we may also execute a client’s order on a matched-principal basis internally, by entering into the offsetting trade with another client from our order flow.

When we execute a trade on a matched-principal basis, we interact with both sides of the trade and are able to charge a combined markup that usually exceeds the commission we would otherwise earn from one side only. Accordingly, matched-principal execution is generally more profitable to us, and we intend to increase the portion of the trades we execute on that basis where circumstances permit, such as trades involving metals, foreign exchange products and fixed income securities and in European markets where internal execution on a matched-principal basis is permitted by law.

In addition to these matched-principal trades, we enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk and to manage our liquid corporate assets, and these trades are not always fully offset by matching trades on the other side of the market. In general, except for corporate hedging and investment management transactions discussed above, we enter into transactions for our own account generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction, and not primarily for directional purposes. While we seek to minimize our exposure to market risk by entering into offsetting trades relatively quickly (often within minutes and generally on the same trading day), we may not always enter into offsetting trades or any offsetting trades we execute may differ in certain respects, such as duration or other terms, and therefore may not entirely offset market risk and may leave us exposed to market risk for limited periods or to a partial extent.

Clearing

Derivatives trades executed on an exchange are generally cleared through a central clearinghouse. Those executed in the OTC markets, in contrast, have historically been cleared directly between the parties on a principal-to-principal basis, although this practice is changing. We provide clearing services in both of these situations, and our role in each is described briefly below.

We act as a clearing firm for clients that execute trades in futures and options on exchanges where we are approved as a clearing member. These include all major futures and options exchanges in the U.S. and overseas markets. On exchanges, trades are cleared through a central clearinghouse, which intermediates a trade by becoming a counterparty to both sides, but requires approved clearing members to act on behalf of the parties. When we act as a clearing firm, we are responsible for the performance of our client to the clearinghouse and are required to have our client maintain margin—liquid collateral—in its account with us at all times while the client has an open position with the clearinghouse. While the clearinghouse specifies the minimum level of margin required, we can and do set higher margin levels for our clients. For futures trading, each day the clearinghouse marks to market the parties’ open positions and requires the clearing firms to make payments on the parties’ behalf as necessary to reflect any increase or decrease in the value of their positions. We make and receive these payments to and from the clearinghouse on our clients’ behalf on a daily basis by debiting and crediting the appropriate client accounts with us. If any of these debits reduces the margin in a client’s account below the minimum level we specify, we require the client to post additional margin in its account through a process known as a margin call.

We may act as the clearing firm for clients that use us to execute their orders, as well as for clients that use other executing brokers or execute their orders directly on the exchange. In some cases, we act as the clearing firm for both parties to the trade.

In the OTC markets, in contrast, trades historically have been settled on a principal-to-principal basis—that is, the counterparties have posted collateral and settled any changes in their respective open positions directly with one another, without any clearinghouse or clearing firm acting as intermediary. As a result, we have traditionally not provided clearing services for OTC products. However, as these markets have evolved and many OTC contracts now have standardized terms, we and other market participants have begun to provide clearing services for a growing number of OTC derivative trades. In these trades, we may act as clearing firm for one or both of the parties, and a clearinghouse may or may not act as intermediary. If a clearinghouse is involved, our clearing services will be similar to those we provide when clearing listed trades. If no clearinghouse is involved, we will be responsible for our client’s performance directly to the other party or its clearing firm, and we will require our client to maintain margin, we will mark its positions to market and we will settle any differences with the other party or its clearing firm in a manner similar to that which applies when we clear listed trades. The principal difference between OTC and exchange clearing is that, if there is no clearinghouse involved and the other party has its own clearing firm, we will be exposed to the risk of default by the other clearing firm. Consequently, we limit our dealings with OTC clearing firms to those firms whose credit status we have evaluated and believe to be satisfactory.

Products

We provide our clients with three primary types of products: exchange-traded derivatives, OTC derivatives and cash products. As described below, we classify all of the foreign currency, cash equity and cash fixed income products we provide our clients as cash products. OTC trades cleared through clearinghouses are classified as exchange-traded derivatives. We provide these services through dedicated broker teams focused on particular markets.

Exchange-Traded Derivatives

We execute client trades in exchange-traded derivatives, both on an agency and, in some markets outside the United States, on a matched-principal basis, and then, if acting as a clearing broker, clear the orders for our clients and their counterparties. The principal markets for which we execute and clear exchange-traded derivatives include interest rate products, equities and commodities. The products that generate the largest trading volumes for us include futures and options linked to interest rates, equities, energy and metals. The principal exchanges on which we execute futures and options trades include the newly merged Chicago Board of Trade and the Chicago Mercantile Exchange and the New York Mercantile Exchange in the United States, Eurex, Euronext.Liffe, ICE Futures Europe and the London Metals Exchange in Europe and the Sydney Futures Exchange and Singapore Exchange in the Asia/Pacific region.

The table below sets forth several of the major derivatives exchanges in North America and Europe and two exchanges in the Asia-Pacific region and, for each exchange, provides our rankings for the year ended March 31, 2008, based on information provided by the respective exchanges on a monthly basis.

Ranking for the year ended March 31, 2008 (1)
North America
Chicago Board of Trade (2)(3)	First
Chicago Mercantile Exchange (2)(3)	First
COMEX (4)	First
NYMEX (4)	First
Europe
Eurex (2)(5)	Third
Euronext.Liffe (2)(6)	First
ICE Futures (7)	First (2) / Second (4)
Asia-Pacific
Sydney Futures Exchange (2)(3)(8)	Third
Singapore Exchange Ltd. (2)	Fourth

Notes:

(1)	Based upon simple average of monthly rankings where period to date rankings are not provided by the exchange.
(2)	Based upon executed business, including executed and cleared business and executed-only business.
(3)	Non-member business only.
(4)	Based upon cleared business, including executed and cleared business and cleared-only business.
(5)	Based upon interest rate derivatives only.
(6)	Based upon Euronext London, excluding Bclear (OTC equity derivative transactions).
(7)	Based upon rankings for ICE Brent Crude Futures, ICE Gasoil Futures, and ICE WTI Crude Futures products, which in aggregate represented approximately 98% of all volume on ICE over the 12 month period ended March 31, 2008.
(8)	Includes BrokerOne ranking, starting October 2007.

Managing client and counterparty default risk is an essential part of our business. The two principal means by which we manage the default risks involved with listed products are clearinghouses and margin accounts. As described above, exchange-traded derivatives are typically cleared through a clearinghouse. Clearinghouses assume the default risk posed by each member broker to the other by guaranteeing the performance of each side of the trade, thereby eliminating any default risk that member brokers on each side of a trade would otherwise pose to one another. As a result, clearing trades through a clearinghouse enables us to eliminate the default risk posed by our member broker counterparties and limit our primary risk to that posed by a potential default by our own clients. Margin accounts are the principal means by which we manage this risk. Exchanges require clients to maintain minimum amounts of collateral in margin accounts to secure their performance obligations on their open positions. Consistent with our disciplined approach to risk-management, we monitor each client’s open positions and related risk of default closely and, where we believe it is appropriate, adjust our clients’ margin requirements above the minimum amounts set by the exchanges in an effort to ensure that each client’s collateral is sufficient, in our view, to support their open positions.

In addition to providing credit protection, the funds clients deposit with us as margin for their trading activities also provide us with an important source of revenue, as we are able to earn interest income on the cash balances in many of our clients’ margin accounts. We also earn interest income from providing custodial services and collateralized financing arrangements to our clients, including stock lending activities and resale and repurchase agreements. We maintain client custodial accounts and provide our clients with loans secured by the assets in their account. We earn interest income by charging our clients interest on the amount of financing we provide to them.

OTC Derivatives

We provide execution services on both an agency and a matched-principal basis for a wide array of OTC derivatives, including forwards, options, swaps and other derivative products, subject to applicable laws and regulations. We also have the capability to design OTC derivative products that can be tailored to meet our clients’ individual investment needs subject to applicable laws and regulations. For example, we were a prominent early provider of contracts for differences, which are OTC derivatives that are linked to a listed equity security or index to enable purchasers to establish long or short exposures to equity securities for which there is no existing listed futures market. The principal OTC markets in which we execute derivatives trades include energy, other commodities and equities.

Cash Products

We execute, clear, and finance trades, through reverse repurchase and stock borrow transactions, for a broad array of cash products, including listed equity securities, debt securities and foreign exchange products on both an agency and a matched-principal basis. The cash product trades we execute involve (1) listed equities, (2) U.S. Treasury securities and corporate bonds traded in the OTC markets and (3) OTC foreign exchange contracts and spot transactions. We clear many of these products for our clients. U.S. equities are cleared by The Depository Trust & Clearing Corporation, and U.S. Treasuries are cleared by The Fixed Income Clearing Corporation. Foreign exchange transactions do not settle through a clearinghouse but are instead settled on a bilateral basis between the counterparties. The equity trades we execute principally involve stocks listed on major U.S. and European exchanges and, to a lesser extent, various exchanges in the Asia/Pacific region, including exchanges in Australia, Singapore and India. We primarily execute trades for U.S. Treasury securities and foreign exchange products in the major U.S. and European OTC markets.

Clients

As our business has expanded into new markets, we have broadened our client base both through internal development of execution and clearing services targeted at different clients and through acquisitions. We do not manage our business according to specific types of clients, but rather regard our client base as a whole that enables us to provide access to derivatives and cash products for all types of clients and potential clients. We believe that receiving order flow from a diverse client base helps us provide efficient execution across a broad range of products, markets and regions.

Institutions

Institutions include large financial institutions, corporations and omnibus accounts where other broker-dealers use us as a clearing broker. This client group has grown in recent years, driven, in part, by an increase in the number of corporate clients we service as they have increased their focus on risk management.

Hedge Funds and Other Asset Managers

Hedge funds and other asset managers include managers of large mutual funds, commodity trading advisors and other investment advisors. Hedge funds also include an array of specialist alternative investment companies. The number and influ-

ence of hedge funds and other asset managers in the derivatives and cash brokerage industry have increased significantly in recent years, and these clients comprise an important portion of our client base. We believe that asset managers and hedge funds will be a significant force in driving demand for increasingly sophisticated risk-management products.

Professional Traders

Individual professional traders are either local floor traders or professional electronic traders. Local floor traders are individual members of derivatives exchanges who trade for their own account on the floors of exchanges. Professional electronic traders are individual clients trading electronically from dedicated facilities built to service their needs. Locals serve an important role in the market as liquidity providers for the exchanges of which they are members by providing order flow and adding liquidity to the markets. As floor-based trading migrates to electronic platforms, local traders have also tended to transition to the use of electronic platforms. Professional traders are typically high volume clients who require an operating platform that provides them rapid execution at a low cost which results in our collecting lower transaction fees and using minimal capital. We have strong relationships with a number of local trading groups in Europe, North America and the Asia/Pacific region. We believe we play a leading role in providing professional traders in Europe, North America and the Asia/Pacific region with online access to equities, interest rates, commodities and foreign exchange markets around the world. We believe that professionals will play an increasingly meaningful role in the future as markets become increasingly automated.

Private Clients

Private clients are typically individual investors with individual or joint trading and investment accounts for speculation and hedging, individuals setting up trading corporations and high net worth individuals. Private clients also include any of the above accounts managed by a third party. Through internal initiatives and a series of acquisitions, we have in recent years developed a significant private client business. We have significant private client teams in North America, Europe and Asia—a truly global footprint to meet our clients’ needs. Some of our private client business is generated through a network of introducing brokers who direct futures and options order flows from the private client segment to MF Global for execution and clearing. We operate a number of well recognized brand names that serve private clients.

Markets

We execute and clear our products in a number of markets. Our primary markets include interest rate products, equities, foreign exchange, energy, metals and agricultural or other commodities. We classify currency futures within foreign exchange and equity index futures within equities.

Equity-related

We provide execution and clearing services on an agency and, where permitted, matched-principal basis for both listed and OTC equity-linked derivatives and cash securities. Equity-linked derivatives and cash equity securities represent a large and growing market. Equity-linked derivatives include futures, options, contracts for differences and other derivatives whose underlying value is related to the price of one or more stocks, baskets of stocks or stock indices. These derivatives may relate to domestic or foreign companies, funds, indices or other investment vehicles. Equity-linked derivatives and cash equity securities are actively traded both on exchanges and in the OTC markets. We principally trade equity-linked derivatives and cash equity securities on major exchanges and OTC markets in the United States and Europe, as well as certain exchanges in India, Singapore, Hong Kong, Australia and other markets in the Asia/Pacific region.

We also provide global direct market access facilities for our cash securities clients in the United States, Europe and the Asia/Pacific region. Direct market access facilities enable clients—primarily institutions—to bypass a broker’s trading desk and access multiple trading venues directly, execute trades and then route the trade to us for clearing. This service enables these clients to access multiple liquidity pools, control the execution of their trades and reduce the brokerage commission for each trade. We also provide equity research on European and Asian companies from our UK and Indian offices.

Our primary clients for equity-linked derivatives and cash securities are institutions, asset managers and private clients.

Interest Rate

We provide execution, clearing, and financing services both with respect to listed and OTC interest rate securities. The interest rate derivatives and cash securities market is one of the largest markets in the world. The interest rate products we trade include futures, options and swaps related to interest rates as well as cash products such as U.S. Treasury securities. Interest rate products are the most commonly traded type of derivatives and are actively traded both on exchanges and in the OTC markets.

We also engage in interest rate prime brokerage to complement our position in other interest rate products. Prime brokerage is an industry term referring to specialized services provided by brokers to institutions as a bundled package. The services we provide include execution, clearing, client financing, securities lending and other administrative services. In addition, we offer these clients wholesale access to the cash, bond, repurchase agreements and futures markets through an integrated online platform. The revenue we earn from prime brokerage activities consists of commissions for our services, interest income on client custodial accounts and markups from principal transactions.

Our principal clients for interest rate derivative products include institutions such as financial institutions, corporations, hedge funds and other asset managers and professional traders seeking either to make speculative investments or to hedge their exposure to interest rate fluctuations.

Foreign Exchange

The global foreign exchange market is generally regarded as the largest and most liquid financial market in the world as measured by market volume. We provide foreign exchange brokerage services primarily on a matched-principal basis. When a client places an order, we take the other side of the trade for our own account and relatively quickly enter into an offsetting trade with another party, who is typically a dealer or market maker. By serving as the counterparty to each of the buyer and the seller in these transactions, we enable our client and their counterparty to trade on an anonymous basis.

Most foreign exchange trades are conducted on non-listed markets. Our clients in the foreign exchange market represent all segments of our customer base seeking to enter into speculative or arbitrage transactions or to limit their exposure to foreign exchange fluctuations.

Metals

Derivative contracts for metals include futures, options, forward sale agreements and other types of instruments for both precious and non-precious metals. Metal derivatives are traded both on exchanges and in the OTC markets. MF Global is one of 12 designated “ring dealing” members of the world’s largest metals exchange, the London Metal Exchange, which enables us to offer our clients special trading access and other rights on the London Metal Exchange, and is a member of the Commodity Exchange Inc., a division of the New York Mercantile Exchange. In this market, we provide execution and clearing services and contract administration for certain futures, options and OTC products. We also work with our clients to develop risk-management and trading strategies and offer our clients extensive market research materials.

Our primary clients for metal derivatives include a wide range of producers, consumers, manufacturers and dealers who buy and sell physical metal products they need to operate their businesses as well as asset managers seeking to take on price risk.

Energy

The energy derivatives market has grown significantly in recent years. Derivative contracts for energy commodities include numerous types of arrangements, such as futures, options and forward sale agreements, for a wide array of energy products, including crude oil, natural gas, heating oil, gasoline, propane, electricity and other energy commodities. These derivatives are traded both on exchanges and in the OTC markets. We have a leading market position in exchange-listed and OTC-traded energy derivatives. We have consistently been ranked as one of the leading providers by volume of clearing and execution services on both the New York Mercantile Exchange and ICE Futures, and we have augmented our U.S. exchange-traded natural gas futures business with a New York-based OTC desk. Our primary clients for energy derivatives include oil companies, refineries and other enterprises seeking to ensure prices of various energy commodities they need to operate their businesses as well as asset managers seeking to enter into speculative or arbitrage transactions.

Agricultural Commodities and Other

We offer our clients access to a number of agricultural commodities markets such as the grain futures and options markets in the United States and the tropical commodities markets listed in the United States, the United Kingdom and India. Our primary clients include producers, consumers, dealers, and asset managers.

Geographic Regions

We execute trades for clients located in three principal geographic regions: Europe, North America and the Asia/Pacific region. Our operations in each region are organized to service the institutions, hedge funds and other asset managers, professional traders and private clients located in that region. In most regions in which we operate, we execute trades involving a wide range of products on a number of markets. Our acquisition of the Refco assets extended our reach in North America by strengthening our U.S. operations and establishing a presence in Canada. In addition, our acquisition of the Refco assets established our presence in India and increased our footprint in Singapore and Taiwan. The acquisition of FXA Securities Ltd. enhanced our presence in Japan and represents an opportunity to rollout a retail foreign exchange platform to all of the Asia/Pacific region and Europe. There are a number of countries in which we do not currently maintain offices but conduct a significant amount of business. For example, based on information gathered by our management with respect to participants in that industry, we believe that, despite the fact that we do not have an office in China, we are a leading provider of financial risk- management products to the Chinese metals industry. We service these clients though our offices in London, Hong Kong and Sydney.

Because the central aim of our integrated business model is to provide each of our clients brokerage services that encompass any and all combinations of our products and markets, we seek to develop our business in each geographic region by providing local clients access to global markets and providing global clients access to the local markets. For example, we are focused on increasing the number of clients in the Asia/Pacific region— for whom we can execute and clear trades in Europe or North America as well as the Asia/Pacific region—and providing our clients in Europe and North America with increased access to the exchanges in the Asia/Pacific region.

Electronic Trading Platforms

We provide clients with market access through multiple online trading platforms. These platforms include MTrade, MTrade FX, MTrade ep, MTrade Securities, MTrade CFD, GNI touch, MTrade Pro, MF Global FX Click, MF Global FX Clear, MF Global Dealing Room and MF Global Xpress (Order Express). Our MTrade and MTrade ep online trading platforms provide clients access to the U.S. futures markets, whether electronically or by open outcry, from any location where they are able to access the internet. Our MTrade, MTrade Pro, MTrade CFD and GNI touch online trading platforms enable our clients to enter into complex options and equities transactions online and manage multiple accounts with one user identification. Our clients also have access to multiple online trading platforms for foreign exchange, through MTrade FX, MF Global FX Click, MF Global FX Clear, MF Global Dealing Room, FXA Securities Ltd. and MFGtrader. A number of these deliver web-enabled account opening and access to client statements detailing positions, funds and margin requirements. For clients who choose not to use our online trading platforms, we support all major third-party order entry systems independently contracted by clients.

Sales, Marketing and Branding

Our sales and marketing strategy is designed to expand relationships with existing clients by providing value-added products and services, as well as to attract new clients, including those in markets and geographic areas where we see potential to enhance our presence and brand awareness.

We conduct our sales and marketing through three primary distribution channels: our employee brokers, introducing brokers and online platforms. Our employee brokers conduct the majority of our sales and marketing activities. They are primarily responsible for attracting new—and maintaining existing—client relationships, determining what products meet clients’ risk-management needs and providing the services that clients request. We also employ a large number of sales professionals, most of whom are former brokers and traders with extensive experience within the derivatives trading community, to market to private clients. Since our business is highly regulated, we employ brokers and sales professionals who understand the regulatory requirements relevant to marketing in this field and who are appropriately licensed as required by applicable laws. We also obtain clients through relationships with introducing brokers, who are individuals or organizations that have relationships with various private client, professional or institutional clients of their own. Introducing brokers provide all the typical functions of a broker, except they do not accept money, securities or property of a client. Introducing brokers direct orders made by their clients to us for execution and clearing. In addition to employee brokers and introducing brokers, we also seek to attract new clients through online promotion, either via our website, third-party websites or e-mail.

In connection with our IPO and our separation from our former parent company, we officially renamed our business MF Global and began marketing our business under this new name, with enhanced corporate web and advertising presence.

Competition

The derivatives and cash brokerage industry is highly fragmented and competitive, and we expect that competition will intensify in the future. We compete for clients on the basis of breadth of product and market offerings and the speed and quality (as well as the price) of execution. Our ability to compete is driven by the breadth of products, markets and liquidity we provide and the regions in which we are active.

We compete with a significant number of brokers in the U.S. and throughout the world in one or more markets. Although no one competitor operates in all of our markets, one broker, Newedge, which is a large, well capitalized financial institution with global operations, competes in many of our markets.

In addition, affiliates of the largest commercial and investment banks, including Citi, Goldman Sachs, JPMorgan, Merrill Lynch, Morgan Stanley, and UBS compete with us in key areas such as clearing services, which is a significant source of our revenue. We compete with a large number of independent brokerage firms, such as R.J. O’Brien in the United States, as well as regional brokers in particular markets around the world. We have also witnessed the proliferation of online trading platforms for cash products outside the United States, which now compete directly with our retail and OTC trading operations in Europe and in the Asia/Pacific region.

We also face increasing competition from numerous domestic and foreign exchanges. As major exchanges have merged, formed global alliances, embraced electronic trading and transformed themselves from member-owned to publicly-traded, profit-driven enterprises, they have often aggressively sought to build trading volume by offering clients access to their trading facilities. In some cases, this has led to disintermediation of passive brokers, where clients bypass passive brokers and execute their trades online, and price-compression, where passive brokers have had to reduce their execution fees as volumes have increased. This trend has also led to exchanges expanding their clearing services for a wider range of products.

We believe that these developments provide opportunities for brokers like MF Global that can offer its clients more value-added services than the exchanges or other market participants do. We offer our clients efficient access to more products, markets and regions than many of our competitors, coupled with deep internal liquidity in many of our markets. Moreover, because we provide both execution and clearing services, we are less vulnerable to competitive pressures affecting the market for execution services alone. As a result, we believe we are well positioned to withstand the pressures of disintermediation and price-compression in our industry.

Equally important, we believe that the competitive pressures in our industry today present significant growth opportunities, as we believe they are helping to push trading volumes higher over time and are promoting consolidation within the highly fragmented brokerage industry. We believe that, because of our competitive strengths, we can benefit from growing trading volumes and can gain market share from brokers that do not offer clients the value-added services we do. In particular, as exchange trading volumes rise, so will demand for clearing services, and while the exchanges provide clearing through their clearinghouses, the latter require intermediation from approved clearing member firms. As a result, we believe that rising trading volumes on exchanges can lead to rising revenue for clearing firms and, in turn, to rising revenue from execution services that can be offered together with clearing services. On balance, we regard the consolidation and expansion of the major exchanges in our markets as a favorable trend, and that their success will contribute to ours.

Risk Management

We believe that effective risk management is critical to the success of our business. Consequently, we devote significant resources (including investments in employees and technology) to the measurement, analysis and management of risk. We employ approximately 130 professionals in our compliance, risk-management and credit risk operations worldwide.

We believe we have a robust, globally integrated risk-management infrastructure to monitor, evaluate and manage the principal risks—market, credit, cash liquidity, operational and regulatory capital—we assume in conducting our business around the world. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”. While in the past, our former parent, provided us with corporate-level oversight of our global risk-management operations, following our IPO, we manage our global risk-management activities on a stand-alone basis with our own personnel.

On a day to day basis, our risk officers are responsible for managing and overseeing specialist teams that monitor our risk exposures around the world. These teams communicate their findings to our regional officers and to local decision-making bodies to allow us to react rapidly to address any developing risks. Our risk officers are responsible for preparing periodic global risk reports that are presented to our Global Risk Committee, which our Chief Operating Officer chairs. The Global Risk Committee, in turn, reports to our Audit Committee. These reporting measures are designed to ensure that various levels of management communicate with one another regarding the evolving risks affecting our business. In addition, business managers are required to prepare and submit reports periodically to our risk officers, who in turn report to our Chief Operating Officer and Deputy CEO as well as to our Global Risk Committee, regarding its Key Risk Indicators in a mandatory format that covers a wide range of comparative measurements, including settlement and bank account reconciliation items, error accounts and failed trades, brokerage receivables, margin calls, credit limits, client complaints and infrastructure interruptions. The Key Risk Indicator reporting process, together with our other reporting processes, are designed to enable us to assess the levels of risk present throughout our operating environment on a real-time basis and to take any necessary remedial action in a timely manner.

We have recently hired a senior risk management professional responsible for managing and overseeing our economic and regulatory capital requirements. He reports to our Chief Financial Officer and our Chief Operating Officer and Deputy CEO.

In connection with the February 2008 unauthorized trading incident, referred to in “Item 3. Legal Proceedings”, to enhance our risk management policies and procedures, including those in the risk monitoring area, our board of directors engaged Promontory Financial Group to review firm-wide practices and to benchmark our company against industry best practices. Promontory has provided management with a list of recommendations to strengthen our existing risk management monitoring and staffing, which we have adopted and begun to implement.

Since the February 2008 unauthorized trading incident, we have increased access in risk systems, improved information and otherwise upgraded our risk monitoring systems and our alert notification systems. Additionally, we have increased the number of on-site risk specialists in offices around the world, assigning additional staff in each center overnight and ensuring that all centers operating in daytime hours back up nighttime centers. In addition, our risk management department will be restructured.

We are actively recruiting for, and plan to shortly announce, a new global chief risk officer to be in charge of all risk areas of the company, who will report directly to our Chief Executive Officer.

Technology Systems and Business Continuity

We operate our business using a series of integrated platforms, enabling us to offer our products across an array of markets to clients located around the world. These platforms employ several principal trade processing systems, each with multiple points of access. In regions of the world other than North America, we process trades using a platform developed by Rolfe & Nolan, while within North America we use the GMI system developed by SunGard. Automated connectivity between the core segments of our processing platform enables us to execute and clear cross-border client trades on a global basis both directly and through omnibus accounts maintained between our main operating subsidiaries. In each case, we have long-term licensing agreements for the continued use of these industry-leading technologies, which enable us to run our operations effectively without having to incur costs to develop proprietary technology. We also employ complementary systems in other products such as cash securities.

The security and integrity of our processing and other support systems is of paramount importance to our business. Through a comprehensive business continuity planning process, we ensure that all of our business-critical systems are replicated at remote back-up locations, and are regularly tested. In the event of a disaster affecting one or more of our business locations, all processes can be re-directed to a fully-tested alternative location.

Regulation and Exchange Memberships

We have a long history of operating in a highly regulated industry. Our business activities are extensively regulated by a number of U.S. and foreign regulatory agencies and exchanges. These regulatory bodies and exchanges are charged with protecting investors by imposing requirements relating typically to capital adequacy, licensing of personnel, conduct of business, protection of client assets, record-keeping, trade-reporting and other matters. They have broad powers to monitor compliance and punish non-compliance with their rules. If we fail to comply with applicable regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel, civil litigation, revocation of operating licenses or other sanctions. Furthermore, new regulations, changes in current regulations as well as changes in the interpretation or enforcement of existing laws or rules in the United Kingdom, United States or elsewhere, may affect our business and operations and the policies and procedures we follow.

Minimum capital requirements are a significant part of the regulatory framework in which we operate. We are subject to stringent minimum capital requirements in the United States, the United Kingdom and several other jurisdictions. These rules which specify the minimum amounts of capital that we must have available to support our clients’ open trading positions, including the amount of assets we must maintain in relatively liquid form, are designed to measure general financial integrity and liquidity. Compliance with minimum capital requirements may limit our operations if we cannot maintain the required levels of capital. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations. We currently maintain regulatory capital in excess of all applicable requirements.

From time to time, we receive inquiries or requests from our regulators (for example, the Commodity Futures Trading Commission or the Financial Services Authority) which require us to undertake compliance reviews and/or remedial action with respect to our policies and procedures. For example, the Financial Services Authority had a regularly scheduled risk assessment visit in 2006. Following that visit, the Financial Services Authority required our UK companies to perform a review of their anti-money laundering compliance procedures and the steps that they are taking to ensure compliance with new regulatory developments. The Financial Services Authority also used a statutory power (contained in Section 166 of the UK’s Financial Services and Markets Act 2000) to compel our UK companies to appoint a suitably qualified third party (which was appointed) to review our UK anti-money laundering systems and controls and to provide a report to the Financial Services Authority, which was provided in May 2007.

The principal geographic regions in which we operate and the primary regulators, self-regulatory organizations and exchanges that have supervisory authority over us in those regions include:

Country/Region	Principal Regulators and Self-Regulatory Organizations	Principal Exchanges and Clearinghouses
United States	Commodity Futures Trading Commission	Chicago Mercantile Exchange/Chicago Board of Trade
	Securities and Exchange Commission	New York Mercantile Exchange
	National Futures Association	IntercontinentalExchange/New York Board of Trade
	Financial Industry Regulatory Authority	International Securities Exchange Chicago Board Options Exchange Depository Trust & Clearing Corporation Options Clearing Corporation American Stock Exchange Boston Options Exchange

Europe	Financial Services Authority	Eurex
	Autorité des Marchés Financiers	Euronext.liffe
	Bundesbank and German Financial Supervisory Authority	ICE Futures
	The Committee of European Securities Regulators	London Metal Exchange London Stock Exchange LCH.Clearnet

India	Forward Markets Commission Securities and Exchange Board of India	Multi Commodity Exchange National Commodity & Derivatives Exchange National Stock Exchange Bombay Stock Exchange

Singapore	Monetary Authority of Singapore	Singapore Exchange Ltd.

Australia	Australian Securities & Investments Commission	Sydney Futures Exchange/Australian Securities Exchange

Canada	Investment Dealers Association	Bourse de Montréal Toronto Stock Exchange Winnipeg Commodity Exchange

Hong Kong	Securities and Futures Commission	Hong Kong Futures Exchange

Taiwan	Securities and Futures Bureau	Taiwan Futures Exchange

U.A.E. (Dubai)	Dubai Financial Services Authority Emirates Securities and Commodities Authority Dubai Multi Commodities Centre	Dubai Gold & Commodities Exchange

North America: In the United States, our regulators are the Commodity Futures Trading Commission, the National Futures Association, the SEC, and the Financial Industry Regulatory Authority, or FINRA. Our designated self-regulatory organization is the Chicago Mercantile Exchange. We are a member of Chicago Mercantile Exchange/Chicago Board of Trade, New York Mercantile Exchange, ICE Futures, IntercontinentalExchange/New York Board of Trade, Chicago Board Options Exchange, Depository Trust and Clearing Corporation, Options Clearing Corporation, American Stock Exchange and Boston Options Exchange. In Canada, we are regulated by the Investment Dealers Association, and are a member of the Bourse de Montreal, the Toronto Stock Exchange and the Winnipeg Commodity Exchange.

Europe: In the United Kingdom, our primary regulator is the Financial Services Authority. In France, our primary regulator is the Autorité des Marchés Financiers. We are a member of Eurex, Euronext.Liffe (and U.S. exchanges), the London Metal Exchange, the London Stock Exchange and LCH.Clearnet.

Asia/Pacific: In Singapore, our primary regulator is the Monetary Authority of Singapore and we are a member of the Singapore Exchange. In Hong Kong, our primary regulator is the Securities and Futures Commission and some of our subsidiaries there are members of the Hong Kong Futures Exchange. In India, our primary regulators are the Securities and Exchange Board of India and the Forward Markets Commission. Our subsidiaries in India are members of the National Stock Exchange, National Commodity & Derivative Exchange, the Multi Commodity Exchange of India and the Bombay Stock Exchange. In Australia, our primary regulator is the Australian Securities and Investment Commission and we are a member of the Sydney Futures Exchange and the Australian Securities Exchange. In Taiwan, we maintain a branch of our Singapore company, which is regulated by the Securities and Futures Bureau and is a member of the Taiwan Futures Exchange.

In addition to those rules and regulations that are imposed by the various regulators, self-regulatory organizations and exchanges, the U.S. federal and state governments as well as non-U.S. governments have imposed a number of other regulations with which we must comply, including:

USA PATRIOT Act—Anti-Money Laundering Laws

The USA PATRIOT Act of 2001, or the PATRIOT Act, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies. The PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the United States contain similar provisions. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the PATRIOT Act and other anti-money laundering laws.

U.S. Office of Foreign Assets Control

The United States maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Some of these programs are broad and comprehensive country- specific economic sanctions (such as those targeting Burma (Myanmar), Cuba, Iran, North Korea, Sudan and Syria); other programs target “specially designated” individuals and entities that are engaged in certain activities, such as proliferation of weapons of mass destruction, terrorism and narcotics trafficking, as well as activities particular to certain countries, such as undermining democratic processes or institutions in Zimbabwe. The OFAC-administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets; some programs also require blocking of the sanctions target’s assets. All “specially designated” individuals and entities are generally referred to as “SDNs” and are placed on a list maintained by OFAC called the list of Specially Designated Nationals and Blocked Persons, which contains over 7,500 names and is updated often. Generally, the OFAC-administered sanctions are applicable to “U.S. persons”, or U.S. citizens, permanent resident aliens, entities organized under the laws of the United States (including their foreign branches), regardless of where they are physically located, and persons actually present in the United States (regardless of nationality), but non-U.S. persons are bound in certain instances. Violations of any of the OFAC-administered sanctions are punishable by civil fines, as well as criminal fines and imprisonment. Penalties for violating the OFAC-administered sanctions can be severe, including civil penalties per incident of the greater of (a) $250,000 and (b) twice the amount of the transaction in respect of which the penalty is imposed, and criminal penalties per incident of $1,000,000 and up to 20 years in prison. We have established policies and procedures designed to assist our and our personnel’s compliance with applicable OFAC sanctions. An entity’s compliance program is one factor that OFAC will consider in deciding whether to impose penalties, and at what level, in the event of a violation. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.

Information Privacy Laws

U.S. federal and state laws and regulations require financial institutions to protect the security and confidentiality of consumer information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information as well as their policies to protect the security and confidentiality of that information. Europe has also imposed strict regulations regarding the collection and use of information. The European Union’s Data Protection Directive establishes a series of privacy requirements that European Union member states are obliged to enact in their national legislation. European countries that are not European Union member states have similar privacy requirements in their national laws. These requirements generally require all businesses to provide notice to and obtain the consent of individuals prior to using their personal information and restrict the transfer of such information. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with these laws and regulations related to the privacy of consumer information.

ITEM 1A.	RISK FACTORS

We face risks in operating our business, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and operating results. We present these risks according to the following categories: Risks related to Our Industry and Business; Our Capital Needs and Financial Position; Regulation and Litigation; New Public Company Status Following our Separation from Man Group; Our Operations and Technology; and Our Status as a Bermuda Company.

RISKS RELATED TO OUR INDUSTRY AND BUSINESS

Changes in U.S. and international market factors that reduce trading volumes or interest rates could significantly harm our business.

We generate revenues primarily from transaction fees we earn from executing and clearing client trades and from interest income we earn on cash balances in our clients’ accounts. During fiscal 2008, we derived approximately 33.5% of our total revenues, and approximately 66.5% of our revenues, net of interest and transaction-based expenses, from executing and clearing client trades. Similarly, during fiscal 2008, we derived approximately 60.9% of our total revenues from interest income, and approximately 30.8% of our revenues, net of interest and transaction-based expenses, from net interest income. These revenue sources are substantially dependent on client trading volumes and prevailing interest rates.

Reduced trading volumes could hurt our business.

Our clients’ trading volumes are particularly dependent on their demand for exchange-traded and over-the-counter, or OTC, derivatives products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products, in turn, is driven by a number of factors, one of the most significant being the volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. In general, demand for derivative products tends to rise when the volatility of the underlying assets is high and to decline when it is low. In recent years, volatility in the principal markets in which we operate has contributed to rising client trading volumes and thus rising revenues. Were we to enter a period of lower volatility in any of our principal markets in the future, our trading volumes and revenues may grow more slowly or even decline. Moreover, declines in trading volume could also make the markets less liquid—meaning that market participants could find it harder to sell or otherwise close out their trading positions when they want to—which would discourage active trading and further depress trading volumes. Diminished volatility could occur, for example, if interest rates were to remain unchanged or equity prices were to remain relatively flat for an extended period.

Trading volumes have also increased in recent years due to the growth and enhanced sophistication of significant market participants, such as hedge funds. To the extent these trends do not continue, or to the extent that they reverse, demand for our services in many areas of our business would suffer. Trading volumes generated by significant market participants could decline for a variety of reasons. Market conditions in general could deteriorate, affecting many participants’ trading activities. For example, while recent market conditions have increased market volatility in the short-term, sustained market uncertainty could reduce our trading volumes in the future. Alternatively, one or more large market participants could suffer substantial losses that in turn could create a systemic financial risk and prompt other participants to curtail their trading. The latter type of “shock” events have occurred from time to time involving prominent hedge funds, such as Long Term Capital Management in 1998 and Amaranth in 2006 and, more recently, involving subprime lenders.

Our trading volumes could also be adversely affected as the current bull markets in commodities and the volatile market conditions in equities begin to recede or come to an end. In the past three years, prices in some of these markets have risen substantially, and in some cases, such as oil and gas, to unprecedented levels. These market conditions have stimulated increasing demand for derivative products, and our trading volumes and revenues could be adversely affected as and when the current bull markets in commodities or volatile market conditions in equities come to an end.

Changes in interest rates could hurt our business.

In most cases, our interest income is directly affected by the spread between the short-term interest rates we pay our clients on their balances and the short-term rates we earn from re-investing their cash. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change. In addition, a portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the spreads that determine most of our interest income. Overall, interest rates had risen from 2004 until 2007, which had helped us to manage our interest rate spreads effectively and had increased our interest income on non-interest bearing client balances, and thus had a generally positive impact on our revenues. As interest rates have declined over recent months and, as spreads begin to narrow, our revenues could be adversely affected. Short-term interest rates are highly sensitive to factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities.

Trading volumes and interest rates could be affected by many factors.

The volume of transactions our clients conduct with us and the rates at which we earn interest income on our clients’ balances are directly affected by a number of U.S. and international market factors that are beyond our control, including:

•	economic, political and market conditions;

•	broad trends in the brokerage and finance industry;
•	changes in levels of trading activity in the broader marketplace;
•	supply and demand for commodities;
•	financial strength of market participants;
•	price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets;
•	legislative and regulatory changes;
•	the actions of our competitors;
•	consolidation among exchanges;
•	the introduction of new products;
•	changes in cost and fee structures;
•	changes in government monetary policies;
•	the level and volatility of foreign exchange rates;
•	disruptions in markets due to terrorism, war or extreme weather events; and
•	inflation.

Any one or more of the factors listed above, or other factors, may contribute to a decline in trading volumes or fluctuation in interest rates. Any significant decline in trading volume in the financial markets generally, or the derivatives, interest rate, equity, foreign exchange or commodity markets in particular, or any significant change in short-term interest rate spreads or overall levels could have a material adverse effect on our business and operating results.

We face intense competition from other companies, and if we are not able to compete successfully with them, our business may be harmed.

The derivatives and cash brokerage industry is fragmented and highly competitive, and we expect that competition will continue to intensify in the future. We compete with a significant number of brokers in the U.S. and throughout the world in one or more markets. Although no one competitor operates in all of our markets, one broker, Newedge, which is a large, well capitalized financial institution with global operations, competes in many of our markets.

In addition, affiliates of the largest commercial and investment banks, including Citi, Goldman Sachs, JPMorgan, Merrill Lynch, Morgan Stanley and UBS compete with us in key areas such as clearing services in some of the institutional client segments we service, which is a significant source of our revenue. We compete with a large number of independent brokerage firms, such as R.J. O’Brien in the United States, as well as regional brokers in particular markets around the world. We have also witnessed the proliferation of online trading platforms for cash products outside the United States, which now compete directly with our retail and OTC trading operations in Europe and in the Asia/Pacific region.

Our competitors may have greater resources than we do.

Many of our competitors and potential competitors have larger client bases, more established name recognition and greater financial, marketing, technological and personnel resources than we do. These resources may enable them, among other things, to:

•	develop products and services that are similar to ours, or that are more attractive to clients than ours, in one or more of our markets;
•	provide products and services we do not offer or in more markets than we do;
•	provide execution and clearing services that are more rapid, reliable or comprehensive, or less expensive than ours;
•	offer products and services at prices below ours to gain market share and to promote other businesses, such as prime brokerage, in which we engage to only a limited extent;
•	offer better, faster and more reliable technology;
•	outbid us for desirable acquisition targets;
•	market, promote and sell their products and services more effectively; and
•	develop stronger relationships with clients.

Our competitors may be better capitalized than we are.

In particular, our competitors, especially the largest commercial and investment banking firms, may have access to capital in greater amounts and at lower costs than we do. As we describe further below in this section, access to capital is critical to our business to satisfy regulatory obligations and liquidity requirements. Among other things, access to capital determines our creditworthiness, which if perceived negatively in the market could materially impair our ability to provide clearing services and attract client assets, both of which are important sources of revenue. Access to capital also determines the degree to which we can expand our operations. Thus, if we are unable to maintain or increase our capital on competitive terms, we could be at a significant competitive disadvantage, and our ability to maintain or increase our revenues and earnings could be materially impaired. We are highly focused on credit risk management in part because we do not enjoy the same access to capital as some of our competitors. As a consequence, we frequently require additional collateral protection from our clients beyond legally mandated levels. This practice has at times, and may continue to, place us at a competitive disadvantage.

We may not be competitive in developing regions.

We regard emerging international markets, particularly in the Asia/Pacific region, as an important area of potential growth for our business. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. In some regions, we may need to acquire local capacity or enter into joint ventures with local firms in order to gain a presence, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. This competition could make it difficult for us to expand our business as planned.

New or existing competitors could make it difficult for us to maintain our current market share or increase it in desirable markets. Even if they do not significantly erode or limit our market share, they may offer their services at lower prices, and we may be required to reduce our fees significantly to remain competitive. A fee reduction without a commensurate reduction in expenses would decrease our profitability.

The current trend toward electronic trade execution has diminished the role of some brokers in the execution process. We must continue to offer attractive, value-added services to keep pace with this trend and other industry changes.

While clients have traditionally relied on brokers to execute orders (who receive them by telephone and route them to exchanges), a growing number of exchanges have developed systems that permit orders to be routed through brokers electronically, thereby enabling clients to avoid more costly voice-execution services and pressuring brokers to lower their execution commission rates. In a number of cases, exchanges provide large clients with direct electronic access, enabling them to bypass brokers in the trade-execution process altogether, which is known as broker disintermediation. For example, some of our largest institutional clients are now able to execute orders on some exchanges directly by electronic means and, as a result, the portion of the fees we earn from these clients for execution services has, in some cases, declined relative to the portion we earn from providing clearing services for these trades. Although we believe that we are less vulnerable to this trend than other brokers, we expect to face increasing pressure to enhance the value-added execution services we can offer and to expand our role as a provider of clearing services in order to retain or expand our market share, as exchanges are devoting substantial resources to developing more efficient ways for clients to execute orders with reduced broker involvement. To the extent we are unsuccessful, our revenues and profitability will suffer. Additionally, market structure and practices in our industry could change significantly in other ways, including some we may not foresee and we may not be able to adapt to these changes on a timely and cost-effective basis. To the extent that we do not adapt as rapidly or efficiently to industry changes as our competitors do, our business will suffer.

Our business could be adversely affected if we are unable to retain our existing clients or attract new clients.

The success of our business depends on our ability to maintain and increase our client base. Our clients are particularly sensitive to the diversity and flexibility of the services, products, markets and regions that we make available and the quality, speed and reliability of our order execution and clearing services, as well as the costs of using our services. Because the financial services industry in general, and the futures brokerage industry in particular, are subject to rapid innovation in products and services, and particularly with regard to technological development, we face intense competitive pressure to continue enhancing our product and service offerings in order to maintain and increase our client base. To do so, we must continue to offer the breadth of trading options, the quality, speed and reliability of brokerage services and the pricing that clients desire. This will require not only continuing to perform at current levels but also finding ways to improve and diversify our client service on a regular basis. In particular, advanced, fast and reliable systems technology with global reach has been a critical aspect of client service, and we must be able to keep pace with the important innovations in our industry, which can be costly and present operational and other risks. We may also face more difficulties in attracting new clients if we fail to offer as broad a range of services as those of our competitors, such as investment banks, that also engage in non-brokerage businesses. Further, if our reputation for quality, speed and reliability is impaired, or if we fail to create new products and services or enter into new markets and regions, we may not be able to attract new clients, which may inhibit our growth.

Our clients are not obligated to use our services and can easily and quickly switch providers of execution and clearing services, transfer their positions or decrease their trading activity conducted through us at any time. This is particularly true for our institutional clients, who are sophisticated users of brokerage services, often have relationships with a number of competing brokers and generate a disproportionately large share of our client trading volume. As a result, we are vulnerable to potentially significant and sudden loss of revenues from our institutional client base. Similarly, while private clients in the past have gen-

erally been less likely to change brokers, their demand for brokerage services has generally been sensitive to broader market trends, so that a significant downturn or unusually heightened volatility in the derivatives or cash markets could lead to a substantial decline in revenues from our private client base. Many of our clients have longstanding relationships with individuals or teams within our company. To the extent any of those individuals or teams seek alternative employment, we may be in jeopardy of losing those clients.

We receive a significant amount of our private client business through our network of introducing brokers. Failure to maintain these relationships could adversely affect our business.

We have relationships with introducing brokers who assist us in establishing new client relationships and provide marketing and other services for a significant number of our clients for whom we execute and clear trades. We compensate these introducing brokers for introducing clients to us. Many of our relationships with introducing brokers are non-exclusive or may be terminated by the brokers on relatively short notice. In addition, our introducing brokers have no obligation to provide us with new client relationships or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain client relationships would result in a loss of revenues, which could adversely affect our business. To the extent any of our competitors offers more favorable compensation to one of our introducing brokers, we could lose the broker’s services or have to increase the compensation we pay to retain the broker. Our relationships with our introducing brokers also may expose us to significant reputational and other risks. See “—Risks Related to Regulation and Litigation—We could be harmed by employee or introducing broker misconduct or errors that are difficult to detect and deter”.

If we fail to attract or retain highly skilled management and other employees, our business may be harmed.

Our future success depends in large part on our management team, who possess extensive knowledge and managerial skill with respect to the critical aspects of our business, including our ability to operate globally across multiple markets and to manage our risk. We rely in particular on Kevin R. Davis, our Chief Executive Officer, as well as other members of our management team. Failure to retain Mr. Davis or one or more members of our management team could adversely affect our ability to manage our business effectively and execute our business strategy.

Our business is also dependent on highly skilled employees who provide specialized brokerage services to our clients and oversee our compliance and technology functions. Many of these employees have extensive knowledge and experience in highly technical and complex areas of the derivatives and cash brokerage industry. Because of the complexity and risks associated with the futures brokerage business and the specialized knowledge required to conduct this business effectively, and because the growth in our industry has increased demand for qualified personnel, many of our employees could readily find employment at other firms if they chose to do so, particularly if we fail to continue to provide competitive levels of compensation. Many of our employees also have extensive institutional knowledge of our services, products, markets and client base. As many of them have long-standing relationships with particular clients, the departure of any such employees could adversely impact our relationships with those clients. If we fail to retain our current employees, it would be difficult and costly to identify, recruit and train replacements needed to continue conducting our business. In addition, if we fail to attract highly qualified personnel going forward, we may have difficulty expanding our business and our competitiveness may suffer. In particular, failure to retain and attract qualified compliance and systems personnel could result in execution errors or regulatory infractions.

Consequently, failure to retain and attract highly skilled employees—both management and non-management—could have a significant adverse effect on our business, financial condition and results of operations. Our ability to retain and attract these personnel will depend heavily on the amount of compensation we offer. Compensation levels in the brokerage industry are highly competitive and can fluctuate significantly from year to year. Consequently, our profitability could decline as we compete for personnel.

Our acquisition and growth strategy involves significant risks, and if we are unable to manage them effectively, our business will be materially harmed.

In the past, we have significantly expanded our business both organically and through acquisitions. We have made acquisitions to advance our strategic development, by extending our presence into markets we have previously not served, and to achieve earnings growth through economies of scale, by adding clients and business in markets we already serve. We have generally consummated acquisitions either by purchasing client accounts from other brokers or by acquiring entire brokerage units or businesses. In some cases, we have recruited other brokers’ client personnel.

In order to continue our growth, we expect to continue to acquire other companies, personnel or assets. Acquisitions entail numerous risks, including the following:

•

difficulties in the integration and retention of acquired client accounts or personnel and, in cases where we acquire an entire company or unit, the integration and effective deployment of operations or technologies. For example, the timely transfer of client accounts is key to the success of our acquisitions and a failure to quickly integrate our software systems with those of an acquired company could result in errors or service disruptions, which would adversely impact our ability to maintain an ongoing relationship with any affected clients;

•	strain on our operational, information technology, compliance and financial systems and managerial controls and procedures, and the need to modify our systems or to add management resources;
•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;
•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;
•	amortization of acquired intangible assets, which would reduce future reported earnings;
•	possible adverse short-term effects on our cash flows or operating results;
•	increased regulatory oversight and obligations, including higher capital requirements;
•	diversion of management’s attention from other business concerns;
•	assumption of unknown material liabilities or regulatory non-compliance issues; and
•	failure to obtain necessary regulatory approvals in the event of a change in control or otherwise.

For example, when we acquired the Refco assets, we incurred substantial severance and other acquisition costs that reduced our net income. In addition, by rapidly expanding our futures and securities brokerage operations through recent acquisitions, our compliance and supervisory functions have had to assume greater responsibility, which could undermine their effectiveness, and we have had to devote additional resources to these functions. Moreover, difficulties and delays associated with integrating an acquired business or unit may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. We may also face challenges in identifying pre-existing weaknesses or deficiencies in the acquired business’ risk management, internal controls or technology systems.

Competition for suitable acquisition targets is intense. Many of our largest competitors have substantially greater financial resources than we do and are able to outbid us on the most desirable targets. We may lack the financial resources necessary to consummate acquisitions in the future or may be unable to secure financing on favorable terms. We may not be able to identify suitable acquisition targets, or to complete any transactions we identify on sufficiently favorable terms, to meet our strategic goals. We also may be unable to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets. Even when we complete an acquisition, we may not realize the benefits we expected to attain. In accordance with our capital plan, we have entered into a commitment letter with several banks to refinance a portion of our bridge facility pursuant to a two-year $450.0 million unsecured term loan facility. Under the proposed terms of the term loan facility, we will be subject to restrictive financial and other covenants that may restrict our business, including our ability to make acquisitions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plan ”.

Organic growth presents risks similar to those associated with acquisitions. In particular, if we expand our operations too rapidly or otherwise beyond our ability to manage them effectively, we could encounter serious operational issues. Among other things, our ability to manage risk and ensure regulatory compliance could be impaired and result in financial loss or regulatory violations, any of which could adversely affect our business and financial performance.

Failure to manage these acquisition and other growth risks could have a material adverse effect on our business, financial condition and operating results. If we continue to make acquisitions with similar or greater frequency, these risks could be magnified and our personnel and other resources could become subject to additional strain.

We do not have and cannot provide reliable historical financial information for the Refco assets we purchased.

In October 2005, Refco announced that it had discovered accounting fraud at the company implicating members of its senior management. The announcement prompted Refco clients to withdraw substantial amounts of assets from their accounts, which ultimately caused several Refco entities to file for bankruptcy. In November 2005, we purchased client brokerage accounts and other assets from regulated subsidiaries of Refco for $304.9 million. While the Refco clients whose accounts we purchased withdrew many of their assets prior to our purchase, we have worked since the acquisition to re-build the asset levels in the accounts we purchased. Thus, the Refco assets have become an important part of our business. During fiscal 2007, they accounted for approximately 10.5% of our total revenues, approximately 18.8% of our revenues, net of interest and transaction-based expenses, and approximately 12.3% of our income before provision for income taxes. These assets accounted for approximately 7.8% of our total assets at the end of fiscal 2007. In addition, we have sought to attract a number of former Refco clients who closed their accounts before the acquisition, and a substantial number of them have opened new accounts with us since the acquisition. (We did not purchase these new accounts and they are not part of the Refco assets.)

Because we acquired the Refco assets primarily in asset transactions, separate historical financial statements for the specific assets we purchased do not exist, and we have no right of access to the accounting records of the Refco entities that sold these assets to us. Moreover, because the amount of assets in the client accounts that we purchased shrank dramatically between Refco’s October 2005 fraud acknowledgment and our purchase of those accounts in November 2005, we believe that any Refco financial statements relating to pre-acquisition periods would not contain meaningful information for investors. As a result, this report does not include historical financial statements for the Refco assets for periods prior to the acquisition in November 2005 or pro forma financial statements showing the impact of the acquisition on our results of operations and financial condition prior to the acquisition.

Although our consolidated and combined financial statements included in this report reflect the performance of the Refco assets during the 28 months following the acquisition, this post-acquisition information does not necessarily indicate how the Refco assets performed historically prior to the acquisition.

The Refco acquisition is the largest acquisition we have made to date, and the Refco assets are an important part of our business. However, because we are unable to provide financial statements reflecting the performance of these assets prior to the acquisition, it may be more difficult for you to evaluate the possible future performance of these assets and their impact on our business than would otherwise be the case.

Our international operations present special challenges that we may not be able to meet and this could adversely affect our financial results.

We currently conduct business internationally and plan to continue to expand our international operations. Our most significant international markets are in Europe, and expanding our business in emerging markets in the Asia/Pacific region is an important part of our growth strategy. During fiscal 2008, we generated approximately 56.1% of our revenues, net of interest and transaction-based expenses, outside North America and 12.4% outside North America and Europe. We face significant risks in doing business in international markets, particularly in developing regions. These risks include:

•	less developed technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;
•

difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined and subject to unexpected change, potentially exposing us to significant compliance costs and regulatory penalties;

•	inability to enforce contracts in some jurisdictions;
•	difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local experts;
•	fluctuations in foreign currency exchange rates;
•	tariffs and other trade barriers;
•	currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and
•	time zone, language and cultural differences among personnel in different areas of the world.

In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to do business locally, we may seek to operate through joint ventures with local firms as, for example, in India, where we own a 70.2% interest in MF Global Sify Securities India Private Ltd., and in Taiwan, where we currently own a 19.5% interest in Polaris MF Global Futures Co. Ltd., a publicly traded company. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and perhaps greater operational risks. Given the intense competition from other international brokers that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the kinds of relationships with us that we may need to gain access to these markets.

Further, we and our subsidiaries are organized in a number of jurisdictions, which could have adverse tax consequences for our business. For example, withholding taxes may apply on payments of interest and dividends from our subsidiaries to us or among our subsidiaries, which could limit our operating flexibility and adversely affect our earnings, unless such withholding is reduced or eliminated by an applicable treaty among the relevant jurisdictions. In some cases there are no such treaties and in others where treaties exist, treaty eligibility may depend on the residency of the holders of our common shares. Because our common shares are now publicly traded, there can be no assurance that the necessary proportion of our common shares will be held by residents of the requisite jurisdiction, as provided by the relevant treaty. In addition, the pricing of our intercompany transactions may, from time to time, be subject to review by the relevant tax authorities. A challenge to our intercompany pricing policies could have an adverse effect on our business.

Regulatory liberalization may not continue in developing regions.

We have benefited from recent regulatory liberalization in several emerging markets in developing regions, such as India, which has enabled us to increase our presence in those markets. Our ability to continue to expand our presence in the Asia/Pacific region, however, will depend to an important extent upon continued evolution of the regulatory environment in several markets, and there is no assurance that the favorable regulatory trends of recent years will continue. Moreover, we currently have only a limited presence in a number of significant Asian markets and may not be able to gain a significant presence there unless and until regulatory barriers to international firms in certain of those markets, particularly China, are modified. Consequently, we cannot assure you that our recent success in the Asia/Pacific region, such as in India, will continue or that we will be able to develop our business in emerging markets as we currently plan.

Some developing regions may be unstable.

Our operations in some emerging markets may be subject to the political, legal and economic risks associated with politically unstable and less economically developed regions of the world, including the risks of war, insurgency, terrorism and government appropriation. For example, we do business in countries whose currencies may be less stable than those in our primary markets. Currency instability or government imposition of currency restrictions in these countries could impede our operations in the foreign exchange markets in these countries and our ability to realize the value of collateral held in local currencies. In addition, emerging markets may be subject to exceptionally volatile and unpredictable price movements that can expose clients and brokers to sudden and significant financial loss. Trading in these markets may be less liquid, market participants may be less well capitalized and market oversight may be less extensive, all of which can increase trading or credit risk, particularly in markets for derivatives, commodities and foreign exchange. Substantial trading losses by clients or client or counterparty defaults, or the prospect of them, in turn, can drive down trading volumes—and brokerage revenues—in these markets.

Fluctuations in currency exchange rates could reduce our earnings.

While our revenues and expenses are denominated primarily in U.S. dollars, British pounds and euros, the largest percentage of our revenues is denominated in U.S. dollars while the largest percentage of our non-U.S. expenses is denominated in British pounds and euros. As a result, our earnings can be affected by changes in the U.S. dollar/British pound and U.S. dollar/euro exchange rate and to a lesser extent changes in the U.S. dollar versus Asian currencies. For example, a decline in the value of the U.S. dollar relative to the value of the British pound or euro, as has recently been the case, can cause our expenses to rise faster than our revenues and thus reduce our earnings, and a rise in the value of the U.S. dollar relative to the British pound or euro can have the opposite effect. Such changes have occurred and placed downward or upward pressure on our earnings in recent years. While we seek to mitigate our exposure to currency exchange rates through hedging transactions, these efforts are not always successful. Thus we realized net currency translation losses totaling $1.0 million for fiscal 2007, and net currency translation gains of $3.9 million for fiscal 2008 and $11.3 million for fiscal 2006. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk”. Adverse trends in currency exchange rates could have an adverse effect on our earnings, and while we have realized net currency translation gains in the most recent periods, we could incur significant currency translation losses again in the future. Moreover, changes in currency exchange rates from one period to the next could make period-to-period comparisons of our performance—historically as well as in the future—more difficult.

Our operating results are subject to significant fluctuations due to seasonality and, as a result, our operating results in any particular period may not be a reliable indicator of our future or annual performance.

In prior years, our business has experienced seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. We also generally experience reduced trading activity in December due to seasonal holidays. In addition, trading in some commodity derivatives, such as energy, is affected by the supply of, and demand for, the underlying commodity, which is seasonal and may change significantly. We also may experience reduced revenues in a quarter due to a decrease in the number of business days in that quarter. As a result of these seasonal fluctuations, our operating results in any particular period may not be a reliable indicator of our future or annual performance.

RISKS RELATED TO OUR CAPITAL NEEDS AND FINANCIAL POSITION

We must maintain substantial amounts of capital and liquidity to conduct and grow our business.

Our ability to provide clearing services, which is a critical part of our business, depends heavily on our ability to maintain sufficient capital, including equity capital. In order to serve as a clearing broker, we must maintain capital at or above specified minimum levels required by various regulators throughout the world, and our failure to do so could expose us to significant penalties and sanctions as we describe under “—Risks Related to Regulation and Litigation—We are required to maintain high levels of capital, which could constrain our growth and subject us to regulatory sanctions”. In order to protect ourselves against the risk of default by our clearing clients, we also maintain capital at levels determined in accordance with our internal risk-management guidelines, which in many cases are more stringent than the capital requirements of our regulators. Thus, as a clearing broker, we must maintain capital not only to comply with applicable laws and regulations but to manage the risks inherent in our clearing operations in accordance with guidelines that we believe to be appropriate. Moreover, the level of capital that we maintain determines the extent to which we may expand our clearing operations; if we increase our capital, our clearing operations can grow, but if our capital is reduced due to financial loss, our clearing operations may decline.

The amount of capital we maintain also determines our creditworthiness and, therefore, the way we are perceived by clients and our ability to attract and effectively invest client assets. Ready access to sources of capital is also essential to our operations and to our clients’ willingness to clear their transactions through us. Clients will clear their trades—and clearinghouses and other clearing firms will deal—only with firms that are regarded as well capitalized and that maintain acceptable credit ratings from the independent rating agencies such as Fitch, Moody’s and S&P. In addition, our clearing contracts for investment products managed by the asset management division of Man Group, known as Man Investments, as well as a number of our bilateral contracts in the OTC markets, include ratings maintenance requirements. Furthermore, we rely on uncommitted lines of credit to finance our day-to-day clearing operations, and liquidity or capital issues, whether perceived or real, could prompt these lenders to reduce the amount of financing we use to conduct our clearing operations, which in turn can prompt us to reduce the amount of business we conduct and can accelerate client withdrawals. Thus, if we are unable to maintain capital at levels that the rating agencies or the market generally consider appropriate for our business, if we experience actual or perceived liquidity issues, or if for any other reason the market loses confidence in our financial condition, we will be unable to provide competitive clearing services, which are a major part of our business, and our clients will withdraw assets from their accounts, which would impair a substantial source of our interest income.

For example, in March 2008, we experienced potential liquidity and capital issues following the unauthorized trading incident described elsewhere in this report and market turbulence affecting financial institutions, particularly surrounding the developments involving Bear Stearns. These issues resulted in some of our clients withdrawing assets from their accounts and prompted us to increase client margin requirements in certain parts of our business in order to reduce our capital needs. While we were able to continue to conduct our business in the ordinary course and to accommodate significantly increased levels of trading activity compared to prior years, these developments have had a negative effect on our interest income from client accounts and our revenues from some of our more capital-intensive lines of business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results—Development in the Fourth Quarter of Fiscal 2008”. Our share price also declined substantially before recovering somewhat. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

In addition, any announcement by a rating agency that our credit rating is being downgraded, or even that we are being placed on “credit watch” with potential negative implications, for example, could have a serious adverse impact on our results of operations and our financial condition, as was the case following the February 2008 unauthorized trading incident when we were put on ‘negative watch’ by our rating agencies, and downgraded by two out of three of them. If we are unable to implement our capital plan promptly and as anticipated, we could face additional credit rating issues. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plan”. Moreover, concerns about our credit rating may limit our ability to pursue acquisitions and, to the extent we pursue acquisitions that affect our credit rating, our business may suffer. To avoid a situation where our credit rating is at risk, we may need to limit the growth of our business or even to reduce our operations. We could also be compelled to raise additional capital on unfavorable terms, which could result in substantial additional interest or other expense and lower earnings and in the case of equity capital could result in substantial dilution to our shareholders. Under our current capital plan, we intend to issue new equity or equity-linked securities of $300.0 million or more that will have a dilutive effect on our outstanding common shares, and to enter into a term loan facility to refinance a portion of our bridge facility on terms that will increase our borrowing costs and subject us to more restrictive financial and other covenants.

For these reasons, we must maintain continuous access to adequate and sufficiently liquid sources of capital on acceptable terms. Failure to do so could have severe consequences from a regulatory, risk-management or credit perspective. Even a less severe outcome, such as retaining the ability to obtain capital but only at a higher cost, could significantly increase our interest expense and impair our earnings.

We will need to obtain additional financing in the near future. Our liquidity will be adversely affected if we are unable to do so timely and on favorable terms.

In July 2007, we borrowed through one of our U.S. finance subsidiaries, MF Global Finance USA Inc., $1.4 billion in a short-term bridge facility from several financial institutions. MF Global has guaranteed the repayment of these borrowings under the bridge facility. We used the net proceeds from the bridge facility to repay our outstanding borrowings owed to Man Group and third parties, which substantially increased the portion of our indebtedness owed to unaffiliated third parties.

In January 2008, we amended the terms of the bridge facility to extend the original maturity date of June 13, 2008 with respect to $1.05 billion of the outstanding borrowings to December 12, 2008, while the remaining outstanding borrowings of $350.0 million mature on June 13, 2008. On June 13, 2008, we will borrow $350.0 million under our existing $1.5 billion liquidity facility to repay the $350.0 million that matures on that date. We intend to raise new equity, enter into a term loan facility and use other available capital to repay the balance of the bridge facility in the near term. If we do not ultimately repay the principal under the bridge facility by December 12, 2008, the lenders will be entitled to declare a default, which would make the principal and any unpaid interest on the applicable portion of the bridge facility immediately due and payable. The terms of the bridge facility are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources—Bridge Facility”. While we maintain a revolving liquidity facility with available committed capacity, we intend this facility to, in part, support our ongoing liquidity needs and do not regard it as a source of permanent financing for any but a limited portion of the bridge facility. Thus, if we do not obtain other financing to replace the bridge facility by December 12, 2008, our business, financial condition and share price could be materially and adversely affected. In addition, failure to make substantial progress in this regard in the near term could result in credit rating issues, which could also have a material adverse effect of this kind.

Our ability to meet our obligations under the bridge facility is dependent upon the successful implementation of our capital plan, which includes the closing of our pending equity transaction with J.C. Flowers, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital Plan”. J.C. Flowers has committed to purchase up to $300.0 million of convertible preferred shares. However, J.C. Flowers’ obligation to purchase these securities is conditioned upon our obtaining debt and/or equity financing prior to the closing of that transaction that together with the proceeds of the sale of these securities will be at least $750.0 million and will have terms no less favorable than certain specified terms. The J.C. Flowers commitment is also subject to other customary conditions, including the absence of a material adverse change in our business. In addition, we may decide to raise additional equity or equity-related financing in an amount that could offset up to half of the J.C. Flowers backstop commitment and perhaps raise additional funds. Whether or not we decide to seek additional equity financing and the timing and terms of any such financing will depend on market conditions and other factors.

As part of our capital plan, we also intend to pursue the withdrawal of excess regulatory capital in certain of our regulated subsidiaries, which, in many cases, is subject to regulatory approval or notice, and, as discussed above, to enter into a two-year, $450.0 million unsecured term loan facility with several banks. We may also pursue alternative financing sources, including the issuance of additional equity or equity-related securities. The closing of the term loan facility is subject to completion of mutually satisfactory definitive loan documentation and successful syndication by the banks, and any borrowings are subject to certain conditions precedent, including the absence of a material adverse change in our business or financial condition and the issuance of equity or equity-related securities with proceeds of at least $300.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Capital Plan”. If we are not able to close the J.C. Flowers transaction, to withdraw such excess regulatory capital maintained by our subsidiaries or to borrow under the term loan facility or through other sources, our ability to repay the bridge facility, our credit ratings and our liquidity could be seriously affected. We cannot provide assurance that our capital plan will be implemented on a timely basis, on favorable terms or at all, or that our cash flows from operations alone will be sufficient to fund our debt service obligations after the capital plan is implemented. We expect that our capital plan, if implemented as currently planned, will increase our ongoing financing costs substantially, subject us to restrictive covenants that may impede our ability to conduct our operations or expand our business, and have a dilutive effect on our outstanding common shares.

Our ability to meet our debt obligations is also dependent upon our future performance, which is subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. If we are unable to meet our debt service obligations going forward, we would be required to obtain alternative financing in the future. There can be no assurance that we would be able to obtain any such financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations, avoid further rating agency downgrades or fund required capital expenditures, could be materially and adversely affected.

Our clearing operations expose us to significant client and counterparty default risks.

When we clear transactions for third parties, either on an exchange or in the OTC markets, we are responsible for their performance to the other party to the transaction, which exposes us to the risk of default by them. We incurred a loss of $141.0 million in February 2008 as a result of trading in the wheat futures market by one of our former brokers in his personal account, which substantially exceeded his authorized trading limit. We, as a clearing member, were responsible for settling at the clearinghouse the shortfall resulting from the liquidation of the broker’s position.

Clients may default on their payment or delivery obligations for any number of reasons, including insolvency or lack of liquidity and operational failure. They may also claim error in the execution process and refuse to perform. In these situations, clients are generally obligated to maintain margin—cash or other liquid collateral—in amounts sufficient to secure their obligations to perform at all times while they maintain open positions. However, we may fail to monitor their positions and evaluate their risk exposures accurately, and thus fail to require that they post adequate margin initially or fail to increase their margin when necessary to keep pace with market movements that may increase their obligations from time to time. Additionally, we may extend credit to a limited number of corporate and institutional clients and within specified limits may waive or fund the margin requirements applicable to them. These actions could increase our losses from any potential default. If a default occurs, we may be unable to realize proceeds from the sale of the collateral sufficient to cover our exposure, perhaps because we are unable to act quickly enough to avoid a substantial decline in the value of the collateral or because market conditions may make it difficult to liquidate a defaulting client’s position quickly. This could be the case in times of market stress, which are precisely the times when defaults may be most likely to occur. For example, the collapse of Enron in 2001, the sharp price declines in the Indian equities markets in the spring of 2006 and, more recently, continued uncertainty surrounding subprime debt, led to substantial stress and defaults in some markets, including some of those in which we operate. While we did not incur any significant losses in those earlier situations, we did incur a significant loss in February 2008 following the liquidation of the unauthorized trading position, and we cannot assure you that we will be able to avoid losses when periods of market stress and defaults occur in the future. Among other things, our risk-management models may not accurately anticipate the impact from market stress. See “Item 3. Legal Proceedings—Unauthorized Trading Incident of February 26/27, 2008”.

In particular, systemic shocks could result from highly leveraged market participants, such as one or more large hedge funds, defaulting on their obligations to their brokers, who in turn could default on their obligations to counterparties. We may not be adequately prepared to handle such events, which may disrupt the financial markets and result in financial losses in the near term and reduced trading activity and profitability in the longer term.

Moreover, when we act as a clearing broker, we are also responsible to our clearing clients for performance by the other party to the transaction. While the other party is often a clearinghouse (through “novation” or substitution), in some OTC trades it may be another clearing broker or even a counterparty and, unless the other side is a counterparty, we generally do not receive collateral to secure its obligations. In addition, if a clearing member defaults on its obligations to a clearinghouse in an amount larger than its margin and clearing fund deposits, the shortfall is absorbed pro rata from the deposits of other clearing members. Such a default by a clearing member of a clearinghouse of which we are also a clearing member could result in losses to us, including losses resulting from the defaults of other market participants. Thus, we are exposed to the risks of clearinghouse, clearing broker and counterparty default and, in the case of clearinghouses and clearing brokers, without collateral to offset these risks.

Although we regularly review our credit exposures to specific clients to address our credit concerns, default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant in a particular market could lead to significant liquidity problems for other participants in that or related markets, leading in turn to losses or defaults by the other participants, which may include our clients and clearing counterparties, that could expose us to significant loss. We may be materially and adversely affected in the event of a significant default by any of our clients and clearing counterparties.

We also rely on the efficient functioning of settlement systems operated by third parties to conduct our operations, and any failure of these systems could result in substantial losses to us from failed trades and client or counterparty defaults. We also maintain large cash deposits and liquid investments at various banks and thus could lose substantial assets if these banks encountered financial difficulty. In addition, we deal extensively with non-clearing members of various exchanges, which have more limited financial resources than members that are authorized by exchanges to provide clearing services. Similarly, we engage in stock lending and repurchase agreements with various clients, and we could incur substantial losses in the event that these third parties fail to perform their obligations to deliver or repurchase securities, whether because of financial difficulty, inability to locate securities due to market conditions or any other reason.

For an analysis of our credit risk—that is, the possibility that we may suffer losses from the failure of clients, counterparties and borrowers to meet their financial obligations to us—please refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Credit Risk”, which includes information about default losses we have incurred and an analysis of our credit exposure based on our internal rating categories. The amount of default losses in prior periods is not necessarily indicative of the amount of losses we may suffer in any future period; losses in future periods could be substantial.

Derivative transactions are subject to unique risks, which may increase the risk of client default and thus our exposure to financial loss.

Unlike cash products, derivative transactions involve a significant degree of leverage, meaning that potential gains or losses from these trades could be substantially greater than the amount invested. As a result, our clients who trade in derivative products have greater exposure to loss from movements in market prices. This, in turn, increases the risk of default by our clients and thus our potential for financial loss. In addition, derivative trades in OTC markets are often effected without the benefit of a clearinghouse, which exposes us to counterparty credit risk when we act as a clearing broker for our clients. Moreover, derivative transactions generally involve longer settlement periods than cash trades—that is, the parties’ obligations to make payments or deliveries extend over longer periods of time and may involve multiple payments or deliveries. As a result, derivative transactions frequently involve credit and market risks for longer periods of time and are often accompanied by hedging and collateral arrangements. The longer settlement periods, as well as the related hedging and collateral arrangements, make derivative transactions and the parties’ performance of their obligations more complex and may result in mismatches or delays in the timing of cash flows due from one party to the other, thus increasing the parties’ need for cash to fund potential timing shortfalls and, ultimately, the risk of losses due to default, human error, system failure or other shortcomings in our risk-management function.

Because derivative transactions can involve greater market, credit, liquidity and operational risks than cash trades, we also face a greater risk that our clients may seek to hold us responsible when they suffer financial losses on their trades, on the grounds that these trades were not suitable for them or that the risks were not fully disclosed or were misrepresented to them. In addition, clients may claim that we breached a fiduciary duty allegedly owed to them. These risks are likely to be greatest with regard to our private clients but may exist across all client groups. The relatively complex nature of derivative transactions also makes it more difficult to monitor, evaluate and manage the risks associated with these trades, and thus makes us more vulnerable to the risk of client default.

While we take positions for our own account primarily to facilitate client trades on a matched-principal basis, our principal transactions nevertheless expose us to market risk.

When we take positions for our own account, we do so generally in response to or in anticipation of client demand, particularly to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction. When we execute client orders in this manner we do so on a matched-principal basis, by entering into the requested trade for our own account and entering into an offsetting trade with another party relatively quickly. However, executing client orders on this basis exposes us to market risks for limited periods—that is, to the risk that market prices will change before we are able to enter into an offsetting trade that eliminates our exposure to loss from changes in market prices. Moreover, we may not always enter into offsetting trades or the offsetting trades we do execute may differ in certain respects, such as duration or other terms, and therefore may not entirely offset market risk and may leave us exposed to market risk for limited periods or to a partial extent.

In addition, we take positions for our own account in order to hedge our exposure to changes in foreign currency exchange rates and interest rate risks that are inherent in the international character and financial focus of our operations. Because of the limitations and uncertainties inherent in hedging strategies, however, our exposure to market risk from these transactions is not fully offset and may not always be fully known. For example, we incurred a $51.4 million loss related to interest rate forward contracts we entered into in 2007 in connection with our bridge facility (and its anticipated refinancing), due to the movement of interest rates.

Overall, we believe that our exposure to market risk is substantially lower than it would be if we took positions for our own account primarily for directional purposes rather than primarily to facilitate client trades on a matched basis as described above and to hedge and manage our corporate assets. However, for the reasons noted above, our trading practices do not eliminate market risk entirely, and we may incur trading losses from time to time. We cannot assure you that we will not incur significant losses at any time in the future, particularly in the event of severe market stress. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk”.

Our risk-management methods might not be effective, which could negatively impact our business.

For us to manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, credit, operational, legal and reputational risks. While we believe that our disciplined approach to risk management, and the diversified nature of our client risk exposures, help us to manage the risks in our business, our efforts to do so may not be effective. For a description of our risk-management systems, see “Item 1. Business—Our Business—Risk Management”. Our risk-management methods focus on monitoring each client’s potential exposure at default—that is, our potential exposure to loss in the event that the client defaults—and adjusting that client’s margin requirements accordingly in an effort to ensure that its collateral is sufficient to secure the client’s performance obligations on its open positions. This function requires, among other things, that we properly record and verify hundreds of thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our clients’ positions and the associated risks. We must rely upon our analysis of information regarding markets, personnel, clients or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly analyzed. Further, we rely on a combination of technical and human controls and supervision that are subject to error and potential failure, as was the case in the February 2008 unauthorized trading incident, the challenges of which are exacerbated by the 24-hour-a-day, global nature of our business. Our risk-management methods are based on internally developed controls, observed historical market behavior and what we believe to be industry practices. However, our methods may not adequately prevent future losses, particularly as they may relate to extreme market movements for which there is little or no historical precedent. Thus, our risk-management methods may prove to be ineffective because of their design, their implementation or the lack of adequate, accurate or timely information. If our risk-management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators. See also “Item 3. Legal Proceedings—Unauthorized Trading Incident of February 26/27, 2008”.

RISKS RELATED TO REGULATION AND LITIGATION

We operate in a heavily regulated environment that imposes significant compliance requirements and costs on us.

We are extensively regulated by governmental bodies and self-regulatory organizations worldwide. Many of the regulations we are governed by are intended to protect the public, our clients and the integrity of the markets, and not necessarily our shareholders. Substantially all of our operations involving the execution and clearing of transactions in derivative and cash products are conducted through subsidiaries that are regulated by governmental bodies or self-regulatory organizations. In the United Kingdom, we are principally regulated by the Financial Services Authority. In the United States, we are principally regulated in the futures markets by the Commodity Futures Trading Commission and the Chicago Mercantile Exchange, and in the securities markets by the Securities and Exchange Commission and the Financial Industry Regulatory Authority. We are also regulated in all regions by local regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Monetary Authority of Singapore, the Securities and Exchange Board of India, the Australian Securities and Investment Commission and the Investment Dealers Association of Canada, among others. These regulators and self-regulatory organizations regulate the conduct of our business in many ways and conduct regular examinations of our business to monitor our compliance with these regulations. See “Item 1. Business—Our Business—Regulation and Exchange Memberships”. Among other things, we are subject to regulation with regard to:

•	our sales practices, including our interaction with and solicitation of clients and our marketing activities;
•	the custody, control and safeguarding of our clients’ assets;
•	account statements, record keeping and retention;
•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;
•	making regular financial and other reports to regulators;
•	anti-money laundering and other reporting practices;
•	licensing for our operating subsidiaries and our employees;
•	the conduct of our directors, officers, employees and affiliates; and
•	supervision of our business.

Our failure to comply with regulatory requirements could subject us to sanctions and adversely affect our business.

Many of the laws and regulations by which we are governed grant regulators broad powers to investigate and enforce compliance with their rules and regulations and to impose penalties and other sanctions for non-compliance. See “Item 3. Legal Proceedings”. If a regulator finds that we have failed to comply with its rules and regulations, we may be subject to fines or other sanctions, which could adversely affect our reputation and operations. In particular, certain of the requirements that we must comply with are focused on protecting our private clients. If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel, civil litigation or other sanctions, including, in some cases, increased reporting requirements or other undertakings, revocation of our operating licenses or criminal conviction. For example, we are currently involved in investigations by the CFTC involving transactions that our clients or employees effected. Although we have established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in respect of certain CFTC matters, we cannot assure you that such accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. See “Item 3. Legal Proceeding”. In addition, if we fail to comply with applicable laws, rules or regulations, we may also be subject to the loss of clients, negative publicity and litigation, particularly from our retail clients. Our ability to comply with all applicable laws and regulations is dependent in large part on our internal compliance function as well as our ability to attract and retain qualified compliance personnel. Non-compliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings.

The regulatory environment in which we or our clients operate is subject to continual change.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and there may be future regulatory changes in our industry. The financial services industry in general has been subject to increasing regulatory oversight in recent years. The governmental bodies and self-regulatory organizations that regulate our business may propose and consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. As a result, in the future, we or our clients may become subject to new regulations that may affect the way in which we conduct our business and may make our business less profitable. For example, in the wake of significant rises in commodity prices, regulators and legislators in the United States have recently been discussing enacting changes to the regulatory environment to try to address significant volatility. Such changes may, in turn, negatively impact some of our customers and the level of their trading activity, which could have an adverse affect on our business. Changes in the interpretation or enforcement of existing laws and regulations by those entities may also adversely affect our business.

In addition, the regulatory enforcement environment has created uncertainty with respect to certain practices or types of transactions that in the past were considered permissible and appropriate among financial services firms, but that later have been called into question or with respect to which additional regulatory requirements have been imposed. Legal or regulatory uncertainty and additional regulatory requirements could result in a loss of business. In Europe, regulators adopted the Markets in Financial Instruments Directive, known as MiFID, which took effect on November 1, 2007. This directive extended the coverage of the existing Investment Services Directive and introduced new and more extensive requirements for most firms engaged in financial services relating to the conduct of their business and internal organization. As a result of MiFID, we are required to establish policies for monitoring best execution of client trades and managing business conflicts of interest. Additionally, we have enhanced record-keeping and “know your customer” obligations. In addition, we have been subject to the new Capital Requirements Directive, since January 1, 2008, which has applied new requirements with respect to the minimum levels of regulatory capital that we must hold. As discussed above, new and changing regulatory requirements may make it more difficult or less profitable for us to operate our business.

Requirements of the U.S. Office of Foreign Assets Control and the USA PATRIOT Act and similar laws may expose us to significant costs or penalties.

As participants in the financial services industry, our business is subject to laws and regulations, including the USA PATRIOT Act of 2001, or the PATRIOT Act, which requires us to know certain information about our clients and to monitor their transactions for suspicious financial activities. In addition, the U.S. Office of Foreign Assets Control, or OFAC, has issued regulations requiring that we refrain from doing business, or allowing our clients to do business through us, in certain countries or with certain organizations or individuals on a prohibited list maintained by the U.S. government. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. The cost of complying with the regulations of the U.S. Office of Foreign Assets Control and the PATRIOT Act and similar laws is significant. In particular, since we operate globally, we face significant difficulties in identifying our international clients, gathering the required information about them and monitoring their account activities. U.S. and other governmental agencies are highly focused on compliance with these laws. We face risks that our policies, procedures, technology and personnel directed toward complying with the regulations of the U.S. Office of Foreign Assets Control and the PATRIOT Act and similar laws are insufficient and that we could be subject to significant criminal and civil penalties due to non-compliance. These penalties could have a material adverse effect on our business, financial condition and operating results. For a discussion of these matters, including a pending review of our anti-money laundering policies and procedures that the Financial Services Authority has required us to undertake, see “Item 1. Business—Our Business—Regulation and Exchange Memberships”.

We are required to maintain high levels of capital, which could constrain our growth and subject us to regulatory sanctions.

The Commodity Futures Trading Commission, SEC, Financial Services Authority and other U.S. and non-U.S. regulators have stringent rules requiring that we maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our futures and securities business. As of March 31, 2008, we were required to maintain approximately $1.5 billion minimum capital, which includes regulatory early warning requirements, in the aggregate across all jurisdictions (including $163.3 million in respect of goodwill and other intangible assets).

Since our IPO, our regulatory capital requirements have increased due to our status as a stand-alone company, the adoption of certain new regulatory requirements and the overall growth in our business.

Regulators require a minimum of shareholders’ equity to support the regulatory requirements, the percentage of which will vary by regulator and jurisdiction, while the balance of the regulatory requirement may be satisfied by subordinated liabilities. As at March 31, 2008, the total minimum equity required in our regulated subsidiaries was approximately $590.0 million.

We, in fact, generally maintain total regulatory capital well in excess of this level in order to meet our internal risk-management guidelines and, as a result, our capital costs are substantially higher than those attributable solely to applicable regulatory or self-regulatory requirements.

Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, since January 1, 2008 we have been subject to the requirements of the European Union’s Capital Requirements Directive. These requirements are in the process of being agreed with the UK’s Financial Services Authority, which we expect will increase our minimum capital requirements for our UK regulated entities.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements will generally increase in proportion to the size of the business conducted by our regulated subsidiaries as noted above. As a result, we may need to increase our regulatory capital in order to expand our operations and increase our revenues, and our inability to increase our capital on a cost-efficient basis could constrain our growth. In addition, in many cases, we are not permitted to withdraw regulatory capital (including excess regulatory capital) maintained by our subsidiaries without prior regulatory approval or notice, which could constrain our ability to allocate our capital resources most efficiently throughout our global operations. In particular, these restrictions could limit our ability to pay dividends or make other distributions on our shares and, in some cases, could adversely affect our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs.

Regulators monitor our levels of capital closely. We are required to report the amount of regulatory capital we maintain to our regulators on a regular basis, and we must report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, including the effects of the European Union’s Capital Requirements Directive, any failure to maintain the required levels of regulatory capital, or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines, censure, restrictions on our ability to conduct business and suspension or revocation of our registrations. The imposition of one or more of these sanctions could ultimately lead to our liquidation, or the liquidation of one or more of our subsidiaries. See “Item 1. Business—Our Business—Regulation and Exchange Memberships” for more information on the minimum regulatory capital requirements for our futures and securities brokerage subsidiaries.

We could be harmed by employee or introducing broker misconduct or errors that are difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees of financial services firms in recent years. Unlike other firms that have incurred significant, well publicized losses of this kind in recent years, when we take positions for our own account, we do so generally in response to or in anticipation of client demand and not primarily for directional purposes. We also take positions for our own account, generally when hedging our corporate exposure to foreign currency and interest rate risk and to manage our liquid corporate assets. We believe that limiting trades for our own account to matched-principal and hedging trades reduces the risk that our employees may execute trades for our account in excess of our exposure limits. Nevertheless, we are exposed to other risks relating to employee misconduct. Among other things, our employees could execute unauthorized transactions for our clients or for their own or any of our accounts, use client assets improperly or without authorization, carry out improper activities on behalf of clients or use confidential client or company information for personal or other improper purposes, as well as misrecord or otherwise try to hide improper activities from us. For example, we experienced employee misconduct in connection with the February 2008 unauthorized trading incident, which required us to incur a bad debt expense of $141.0 million. Such exposures could be heightened in the case of private clients’ accounts for which our brokers, in limited circumstances, exercise discretionary authority.

In addition, employee errors, including mistakes in executing, recording or reporting transactions for clients, have in the past caused us to enter into transactions that clients disavowed and refused to settle, which could also occur in the future. Employee errors expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur in the aftermath of any acquisitions during the integration of or migration from technological systems.

Misconduct by employees of our clients can also expose us to claims for financial losses or regulatory proceedings when it is alleged we or our employees knew or should have known that an employee of our client was not authorized to undertake certain transactions. Dissatisfied clients can make claims against us, including claims for negligence, fraud, unauthorized trading, failure to supervise, breach of fiduciary duty, employee errors, intentional misconduct, unauthorized transactions by associated persons and failures in the processing of transactions.

We could also be held responsible for improper conduct by our introducing brokers, even though we do not control their activities. Introducing brokers are futures brokers that maintain client relationships and delegate to us the responsibilities associated with trade execution, and back office operations. If an introducing broker effects trades through us that are unlawful, our regulators could hold us responsible if they were to conclude that we knew or should have known that the trades were unlawful. Moreover, a substantial number of our introducing brokers in the United States are “guaranteed” introducing brokers, meaning that we have agreed to use our capital to effectively guarantee their capital in exchange for their agreement to effect client trades exclusively through us. Under the Commodity Exchange Act, we are financially responsible for the obligations of our guaranteed introducing brokers, and we are also effectively responsible for their obligation to comply with the Commodity Exchange Act and the rules and regulations of the Commodity Futures Trading Commission.

Employee or introducing broker misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. We believe we have an active program for monitoring and verifying that our employees and introducing brokers comply with specified procedures; however, it is not always possible to deter or detect employee or introducing broker misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Our employees or introducing brokers may also commit good faith errors that could subject us to financial claims for negligence or otherwise, as well as regulatory actions.

We are subject to significant litigation risk, which could adversely affect our business.

Many aspects of our business involve risks that expose us to substantial liability under U.S. federal and state laws and court decisions, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes with clients and other market participants over terms of a trade, client losses resulting from system delay or failure and client claims that we or our employees executed unauthorized transactions, recommended unsuitable trades, made materially false or misleading statements or lost or diverted client assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation.

For example, we are and have been involved in lawsuits and arbitrations in which parties made claims for substantial damages against us. On December 3, 2007, we entered into an agreement to settle the largest of these claims relating to the Philadelphia Alternative Asset Fund (“PAAF”). We describe these proceedings and the PAAF settlement under “Item 3. Legal Proceedings”. We are not being indemnified by Man Group with respect to any litigation exposures related to periods prior to or after the reorganization, separation and recapitalization (described elsewhere in this report), except to a limited extent with respect to the PAAF claim. If our existing insurance and indemnity are unavailable or insufficient, or are received in periods different from our accruals, an unfavorable judgment in some of these legal proceedings may have an adverse effect on our results of operations.

In addition, following the unauthorized trading by one of our former brokers in the wheat market, which resulted in a $141.0 million loss to us following the liquidation of his position, we have been named as a defendant in securities class action litigation concerning alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. See “Item 3. Legal Proceedings”. An unfavorable outcome in this class action litigation may have an adverse effect on our results of operations.

The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial intermediaries has been increasing, particularly in the post-Enron environment. The large amounts involved in the trades we execute, together with rapid price movements in our markets, can result in potentially large damage claims in any litigation resulting from such trades. Dissatisfied clients, particularly private clients, frequently make claims against their brokers, including us, regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and these claims may increase as our business expands. For example, as our order flow for exchange-traded derivatives grows and we are able to execute more client orders internally without sending them to an exchange, we may become subject to an increasing number of claims of our clients that we failed to execute their orders on the most favorable terms.

Litigation may also arise from disputes over the exercise of our rights with respect to client accounts and collateral. Although our client agreements generally provide that we may exercise such rights with respect to client accounts and collateral as we deem reasonably necessary for our protection, our exercise of these rights has at times led to claims by clients that we have exercised these rights improperly.

Even if we prevail in any litigation or enforcement proceedings against us, we could incur significant legal expenses defending against the claims, even those without merit. Moreover, because even meritless claims can damage our reputation or raise concerns among our clients, we may feel compelled to settle claims at significant cost. An adverse resolution of any claims or proceedings against us could have a material adverse effect on our reputation, financial condition or operating results. See “Item 3. Legal Proceedings”.

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to deal with various issues that may affect our reputation, our clients and our business and prospects could be seriously harmed. This could be the case not only in situations involving legal violations but also in those where no laws have been violated. Our reputation could be harmed in many different ways, including as a result of regulatory, governance, risk-management, technological or other failures, employee misconduct, adverse publicity, perceived or actual conflict of interests or ethical issues, money laundering, privacy concerns and sales and trading practices viewed as unfair to our clients. In recent years, there have been a number of highly publicized incidents in which financial services firms have suffered significant damage to their reputations that in turn resulted in sudden and in some cases irreparable harm to their business.

RISKS RELATED TO NEW PUBLIC COMPANY STATUS FOLLOWING OUR SEPARATION FROM MAN GROUP

As a result of our separation from Man Group and our IPO, we have made significant changes in order to operate as an independent company. If we are unable to manage and operate our company as an independent public entity, our business and results of operations will be adversely affected.

Prior to the separation and our IPO, we operated as a division of Man Group, which provided financial and administrative support to us. Following our IPO, Man Group was no longer obligated to provide any support to us other than the limited services it had agreed to provide pursuant to transitional services agreements. Under these agreements Man Group agreed to continue to provide us with corporate oversight and/or consultation services with respect to certain functions, such as limited tax administration, insurance management, company secretarial and global-risk management for a limited transition period. We did not, however, enter into transitional agreements with Man Group regarding other services, such as external financial reporting, external communications and investor relations or treasury services, for which we have been responsible on a stand- alone basis since our IPO in July 2007. In addition, we have managed our global risk-management activities on a stand-alone basis since that time with our own personnel using the global risk-management systems used by Man Group pursuant to a license agreement with Man Group for the software we need to operate the systems ourselves. We also provide our own external financial reporting, external communications and investor relations, treasury services and most other corporate and administrative services. Although we have retained additional personnel to assist us in these areas, we continue to evaluate our staffing needs and have hired additional personnel as necessary. Other than the limited risk management services that Man Group provides to us pursuant to a transitional services agreement, we are now responsible for providing our own capital and credit support, which we believe is our most significant challenge, as we describe above under the heading “—Risks Related to Our Capital Needs and Financial Position”. If we are unable to manage and operate our company as an independent public entity, our business and results of operations will be adversely affected.

Moreover, the transitional services agreements with Man Group generally expire in July 2008, although some extend until July 2010. While we believe that we have developed the internal resources necessary to provide these services ourselves, we will need to obtain these services from unaffiliated third parties if our internal resources prove insufficient, which may result in increased service costs or negatively impact our operations.

In addition, the tax indemnities that we received from Man Group are limited in scope and there can be no assurance that we will not incur additional tax liabilities (either as a result of the Reorganization, Separation and Recapitalization transactions or as a result of our past or future business operations) that will not be covered by those indemnities.

We derive a portion of our revenues and earnings from clearing contracts with investment funds managed by a subsidiary of Man Group and may not be able to renew these contracts on acceptable terms when they expire.

We have for many years provided clearing services, under various arrangements, for a number of independent investment funds managed by Man Investments Limited, which is a part of the asset management division of Man Group. We have also provided execution services for these investment funds. These brokerage services historically have been an important source of revenue for us, accounting for approximately 1.7% of our revenues, net of interest and transaction-based expenses, for fiscal 2008. These brokerage services represented approximately 9.4%, of our adjusted income before taxes for fiscal 2008. At the time of our IPO we entered into new clearing agreements with the relevant investment funds to the extent they were in existence prior to March 31, 2007 and for which clearing brokerage accounts had already been opened with us prior to that date. These agreements provide for limited exclusivity, and do not provide for clearing services relating to investment products that may be created in the future. The agreements put in place around the time of the IPO do not relate to execution services.

The new clearing agreements generally provided for a term of 36 months (taking into account fixed term and notice periods) from the date of the separation, subject to cancellation by the relevant fund at any time if we fail to perform our obligations adequately or upon certain other early termination events, including a downgrade in our credit rating by a rating agency below BBB (Standard & Poor’s or the equivalent). In the case of each investment fund, renewal upon expiration will require a determination by the independent directors who oversee the investment fund that the quality of our services and the terms of our agreement are competitive and favorable. As a result, we cannot assure you that, when these new clearing agreements expire in 2010, the independent directors for the investment products will choose to renew them or, if they choose to renew, that they will renew them on terms that are acceptable to us. It is possible, therefore, that some or all of these clearing broker agreements will expire without being renewed, will be renewed on terms that are less profitable for us or will be terminated early, any of which could have an adverse effect on our revenues and profitability. In addition, our ability to generate revenue from the services we provide with respect to the investment funds managed by Man Investments Limited will depend on the level and mix of trading activity relating to these funds, factors that we do not control. Moreover, because these clearing agreements relate to activities that are subject to extensive regulation, it is possible that our ability to enforce these agreements could be impaired by applicable regulation or action by regulatory authorities. As a result, there is no assurance that we will continue to derive revenue from these arrangements to the same extent that we have in the past.

The clearing broker agreements established at the time of our IPO required us to segregate up to an aggregate amount of $800.0 million of unrealized profits from trading in the OTC markets by certain funds that are managed by Man Investments and to which we provide clearing services. However, in March 2008 we modified the agreements, which reduced the maximum amount of funding we are required to provide since the agreements do not require us to clear certain forward foreign exchange contracts, although the funds may continue to clear spot foreign exchange transactions through us. In addition, as we often do in the ordinary course of our dealings with substantial clients, we may provide margin relief for these investment funds’ initial margin requirements from time to time, in this case in the form of a credit line against initial margin requirements, in an aggregate amount up to $500.0 million at any time outstanding, but there is no obligation on our part to do so. The March 2008 amendments also eliminated the exclusivity arrangement with regard to foreign exchange and certain other transactions.

Our existing and potential clients, industry vendors, recruiting candidates and investors may not recognize our new brand name, which may hurt our revenue and earnings.

In 2007, we introduced our new brand name, MF Global. In connection with our IPO in July 2007, we officially changed our name from Man Financial to MF Global and began marketing our business under this new name. We entered into a trademark agreement with Man Group, which includes the right of MF Global to use “Man” and/or “Man Financial” for two years following the completion of our IPO certain domain names solely for the purpose of re-directing website users to the home page of an appropriate MF Global website. Upon expiration of this period, we will no longer be able to use the names “Man” or “Man Financial” in any way.

Because we marketed our business under the name Man Financial prior to our IPO, certain existing and potential clients, industry vendors and market participants generally may not recognize our new brand, and this may make it harder for us to maintain and develop our client base, at least during an initial transition period. Our name change also may affect our ability to recruit qualified personnel. We cannot predict the impact of this change on our business. If we fail to build strong new brand recognition, our revenue and profitability may decline and our business prospects may suffer. In addition, we expect to incur additional marketing costs associated with developing our brand, which will be in excess of our historical marketing expenditures.

Our historical financial results as a part of Man Group may not reflect what our results would have been—or what our future results might be—as a separate, independent entity.

The combined financial information included in this report may not reflect our results of operations, financial condition and cash flows had we actually been an independent company during each of the periods presented. Our financial results reflect our status as an independent public entity only from July 2007 through March 31, 2008. Because we did not operate, and Man Group did not account for us, as a separate, independent entity for the completed historical fiscal years presented prior to July 2007, our historical financial statements for those completed fiscal years are based on estimates about the portion of certain Man Group consolidated expenses that is attributable to our business. Man Group has estimated and allocated to us expenses arising from shared services and infrastructure provided by Man Group, such as employee compensation and benefits, the use of office facilities and services related to certain corporate functions.

Accordingly, those estimated amounts expensed in our historical financial information may not be reflective of our results of operations, financial condition and cash flows had we been an independent company during each of the periods presented, and the historical financial information may not be a reliable indicator of what our results of operations, financial condition and cash flows will be in the future.

Our non-competition and non-solicitation agreements with Man Group will restrict our ability to engage in asset management activities and may not sufficiently restrict Man Group from competing with us.

In connection with the reorganization, separation and recapitalization, we entered into a master separation agreement with Man Group that governs the principal terms of the separation of our business from Man Group. As part of this agreement, we and Man Group have agreed to non-competition and non-solicitation agreements that are intended to prevent us from competing against one another for a period of three years following the separation. The non-competition agreement, with certain exceptions, prohibits us from engaging during this period in various hedge fund asset management activities and from selling certain hedge fund products to third parties for distribution to retail investors. Similarly, with certain exceptions, Man Group is prohibited during this period from providing any third party with brokerage, execution or clearing services for exchange-listed futures or options, cash equities or bonds, OTC derivatives related to equities, fixed income and commodities (including contracts for differences and spread-trading) or foreign exchange. In addition, we and Man Group have agreed that we will not solicit any employees of the other party or its subsidiaries for a period of three years from the date of our IPO.

The non-competition provisions limit the scope of our business activities, which could limit our future growth opportunities. While Man Group has agreed to refrain from competing with us, this agreement may not be effective in preventing Man Group from competing with us in important markets, particularly following its expiration, or be broad enough to cover activities in which we may engage in the future. If the agreement limits our future growth or is not effective in preventing Man Group from competing with us, directly or indirectly, our business and results of operations may suffer.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal controls by the end of fiscal 2009 and we cannot predict the outcome of that effort.

As a U.S.-listed public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act by March 31, 2009. Section 404 requires that we evaluate our internal control over financial reporting to enable management to report on, and our independent auditors to audit, the effectiveness of those controls. Our evaluation is ongoing and we cannot predict its outcome at this time. During the course of our review, we may identify control deficiencies of varying degrees of severity, and we may incur significant costs to remediate those deficiencies or otherwise improve our internal controls. As a public company, we will be required to report control deficiencies that constitute a “material weakness” in our internal control over financial reporting. We will also be required to obtain an audit report from our independent auditors regarding the effectiveness of our internal controls over financial reporting. If we fail to implement the requirements of Section 404 in a timely manner, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the New York Stock Exchange. Furthermore, if we discover a material weakness or our auditor does not provide an unqualified audit report, our share price could decline and our ability to raise capital could be impaired.

RISKS RELATED TO OUR OPERATIONS AND TECHNOLOGY

If we experience systems interruptions, failures or capacity constraints, our ability to conduct our operations would be materially harmed.

We are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated by us or by third parties. We receive and process a large portion of our trade orders through electronic means, including public and private communications networks. Rapid, reliable processing of orders is critical to our clients, since any delay or disruption can cause them significant financial losses. If our clients become concerned about the reliability of our systems, they could quickly take their business to our competitors. Further, any upgrades or expansions may require significant expenditures of funds and may also increase the probability that we will suffer system degradations and failures.

Our computer and communications systems could slow down, malfunction or fail for a variety of reasons, including loss of power, vendor or network failure, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, heavy stress placed on our systems during peak trading times, intentional acts of vandalism, client error or misuse, lack of proper maintenance or monitoring and similar events. For example, during the terrorist attacks on the World Trade Center on September 11, 2001, we lost access to a significant portion of our communications and computer networks in New York and had to rely on our backup systems. Our systems could also fail in the event of a sudden, unpredicted surge in trading volume, such as could occur in times of severe market stress. Many of these risks are beyond our control.

If events of the kind described above were to occur in the future, they could cause material disruption or failure of our computer and communications systems, with any number of severe consequences, including:

•	unanticipated disruptions in service to our clients;
•	slower response times;
•	delays in our clients’ trade execution;
•	failed settlement of trades; and
•	incomplete or inaccurate recording, reporting or processing of trades.

While we monitor system loads and performance and implement system upgrades to handle predicted increases in trading volume, we cannot assure you that we will be able to accurately predict future volume increases or that our systems will be able to accommodate these volume increases without failure or degradation. In addition, while we have developed backup technology and disaster-recovery plans to help us mitigate some of these risks, these precautions may not be effective and, even if they work as intended, may not prevent service disruptions entirely. The same may be true for our third-party service providers.

Delay, disruption or failure of our communications and computer systems may lead to financial losses, litigation or arbitration claims by our clients as well as investigations and sanctions by our regulators around the world, which require us to maintain trade execution and communications systems able to handle anticipated present and future peak trading volumes. Our reputation could also be harmed, causing us to lose existing clients and making it more difficult for us to attract new clients. Further, any resulting financial losses could be magnified by price movements of contracts involved in trades that are delayed or fail due to these events, and we may be unable to take corrective action to mitigate these losses.

Our networks and those of our third-party service providers may be vulnerable to security risks.

The secure transmission of confidential information over public and private communications networks is a critical element of our operations. We process many thousands of client orders and accounts on a daily basis. The networks we use, including our online trading platforms and those of our third-party service providers, as well as the networks of the exchanges and other market participants with whom we interact, may be vulnerable to unauthorized access, computer viruses and other security problems, including the inadvertent dissemination of non-public information. Any such problems or security breaches could result in our having liability to one or more third parties. Persons who circumvent security measures or gain access to client information could wrongfully use our or our clients’ information, or cause interruptions or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and operating results. While we rely in part on security services and software provided by outside vendors to reduce this risk, we may nonetheless be subject to serious security breaches and other disruptions.

If an actual, threatened or perceived breach of our or our service providers’ security measures were to occur, or if we were to release confidential client information inadvertently, our reputation could be impaired and the market perception of the effectiveness of our security measures could be harmed. As a result, clients may reduce or stop their use of our services, including our online trading platforms. We or our service providers may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. The security measures we rely on may prove to be inadequate and could cause incidental system failures and delays, and thus could lower trading volumes and adversely affect our reputation, business, financial condition and operating results.

We must regularly maintain and upgrade our computer and communications systems in response to technological change and client and regulatory demands in order to remain competitive, which is costly.

The markets in which we compete are characterized by rapidly changing technology, evolving client demand and the emergence of new industry standards and practices that could render our existing technology and systems inadequate or obsolete. Our future success will depend in part on our ability to respond to demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, so as to address the increasingly sophisticated and varied needs of our clients and prospective clients. We cannot assure you that we will be successful in developing, introducing or marketing new services, products and technologies. We may experience difficulties that could delay or prevent us from doing so and any new service, product or technology we develop may not be accepted by the market. Any failure on our part to anticipate or respond adequately to technological advancements, client requirements or changing industry standards, or any significant delays in our doing so, could have a material adverse effect on our business, financial condition and operating results. We must also devote resources to the regular maintenance of our systems, which together with any necessary upgrades or expansions, could require significant expenditures of funds.

We depend on outside vendors to provide the principal computerized systems we use to execute and clear client trades. While we have adapted these systems to meet our needs in some important respects, our ability to modify them is limited. As a result, as our markets expand and our clients’ trading and investment needs evolve, we may need to develop our own proprietary systems to supplement or even replace our existing systems. That process would require a very significant capital investment and could involve difficult transition periods when service is interrupted or fails. While we currently have no plans to develop our own systems or to replace our existing systems, we will continue to evaluate this issue in the future.

If and when we decide, or are required, to upgrade or expand our systems (or to develop our own proprietary systems), we may not have the funds necessary and the changes we make or undertake to make may not be successful or accepted by our clients. Our failure to maintain our systems as necessary or to upgrade and expand them in response to evolving client demands or emerging industry standards would have a material adverse effect on our business and results of operations.

We rely on third parties for the software and systems we use to provide our brokerage services, and any interruption, degradation or cessation of service by these third parties could harm our business.

We depend upon third-party vendors to provide the principal computerized systems we use to execute and clear client trades. We rely primarily on two independent electronic platforms to process trades: a platform developed by Rolfe & Nolan and used primarily in Europe and Asia, and the GMI platform developed by SunGard and used primarily in the United States. While using two platforms that operate compatibly but independently provides some redundancy in the event of a system-provider failure on one platform, it does not eliminate this risk. In addition, we may be unable to renew our licensing agreements with these system-providers for the continued use of their technology upon expiration (April 1, 2016 for Rolfe & Nolan and December 31, 2012 for SunGard). If either or both vendors fail to provide their technology and services as agreed, our operations could be disrupted and our business could be harmed. In addition, if we are unable to renew these licensing agreements when they expire, we would need to obtain alternative system technology and services from other vendors, which may prove to be less effective or reliable and more costly. Changing systems could also result in service interruptions or failures during an initial transition period, which could subject us to loss, including loss of client business, and make us less competitive over the longer term. We could also incur substantial transition costs and have to pay higher fees over the life of the new contracts, which could negatively affect our earnings.

We rely on Rolfe & Nolan, SunGard and other third parties to enhance their current products, develop new products on a timely and cost-effective basis and respond to emerging industry standards and other technological changes. If, in the future, enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to design our own proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released. The inability of third parties to supply us with software or systems on a reliable, timely basis could harm relationships with our clients and our ability to achieve our growth targets.

RISKS RELATED TO OUR STATUS AS A BERMUDA COMPANY

Our exemption from certain Bermuda taxes is effective until March 28, 2016, and if it is not extended our results of operations could be adversely affected.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, has given us an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or any of our operations, shares, debentures or other obligations, except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property leased by us in Bermuda. This assurance by the Bermuda Minister of Finance expires on March 28, 2016. There is no guarantee that we will receive a renewed assurance from the Bermuda Minister of Finance, or that the Bermuda Government will not take action to impose taxes on our business. If the Bermuda Government imposed significant taxes on our business, our earnings could decline significantly.

We are incorporated in Bermuda, and some of our directors and a significant portion of their and our assets will be located outside the United States. As a result, it may not be possible for security holders to enforce civil liability provisions of the U.S. federal or state securities laws.

We are incorporated under the laws of Bermuda and a significant portion of our assets are located outside the United States. In addition, some of our directors are not (and some of our future directors may not be) citizens or residents of the United States. In addition, a significant portion of the assets of our non-U.S. directors are (and for new directors may be) located outside the United States. Consequently, it may be difficult to serve legal process within the United States upon any of our non-U.S. directors. In addition, it may not be possible to enforce court judgments obtained in the United States against us in Bermuda or against our non-U.S. directors in their home countries, or in countries other than the United States where we or they have assets, particularly if the judgments are based on the civil liability provisions of the federal or state securities laws of the United States. There is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Bermuda that the United States and Bermuda do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Bermuda. Similarly, those judgments may not be enforceable in countries, other than the United States, where we or our non-U.S. directors have assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our principal executive offices are in New York, New York and our registered office is in Hamilton, Bermuda. We lease office space in 12 countries throughout North America, Europe and the Asia/Pacific region, including offices in New York, Chicago, Kansas City, Toronto, Calgary, Markham, Montreal, Winnipeg, Vancouver, Saskatoon, London, Paris, Amsterdam, Singapore, Hong Kong, Taipei, Tokyo, Dubai, Mumbai, Delhi, Bangalore, Sydney and Brisbane. Certain leases are subject to escalation clauses and include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that our leased facilities are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Set forth below are the potentially material litigations and regulatory proceedings to which we are a party or in which we are involved.

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Business Developments—Broker-Related Loss”. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. We, Man Group plc, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12, and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The litigation is in its early stages, and we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

U.S. Attorney’s Office, Chicago Examination. The U.S. Attorney’s Office in Chicago, Illinois is examining Mr. Dooley and the unauthorized trades. We have been cooperating with the U.S. Attorney’s Office, which has informed us that we are not a target of their investigation, and that Mr. Dooley is a target.

•

Commodity Futures Trading Commission Investigation. The CFTC has issued a formal order of investigation naming us and Mr. Dooley. The CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), has been collecting documentation from us and taking depositions of our employees. The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. We have established an accrual of $10.0 million to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

•

Retention of Consultants. Our Nominating and Governance Committee, composed of our current independent Board members, have hired two consultants to help advise them and, through them, us on matters relating to the unauthorized trading incident. FTI Consultants is advising on technology-related matters and Promontory Financial Group is advising on policies and procedures in the risk aspects of our business.

Commodity Futures Trading Commission Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against us and the two individuals, in which the Commission would assert that we and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that we and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. We and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why we believe no proceeding should be brought. It is not yet certain what action the CFTC will take. We have established an accrual of $10.0 million to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. In connection with this investigation, we have been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and us with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against us or our broker. We have established an accrual of $10.0 million to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action.” This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, our U.S. operating subsidiary, and seven of our employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by us for PAAF. The receiver, in his complaint, alleged among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. We, and our employees, denied all material allegations of the complaint. Although the complaint did not quantify the exact amount of damages sought, the amount claimed was estimated to be approximately $175.0 million (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter was, by judicial order, replaced by a “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of our employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against us were substantially similar as those in the initial complaint. On December 3, 2007, we entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, we paid $69.0 million, plus $6.0 million of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice.

Man Group has agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50.0 million, net of any insurance proceeds we receive.

As a result of discussions leading to this settlement, we recorded an expense of $76.8 million in the year ended March 31, 2008. We believe that these settlement and litigation costs are substantially insured; however no insurance proceeds have been recognized and will not be recognized until actually received. Our insurance carriers have been notified of the settlement agreement (together with amounts paid thereunder) and of our associated defense costs in the PAAMCo-related litigation. The insurers have offered an amount, without prejudice, which we regard as inadequate and we have taken the matter to binding dispute resolution under the insurance contract. We have claimed in excess of $90.0 million and the insurers have counterclaimed for $12.0 million for previously paid defense costs. It is anticipated that there will not be a resolution of the matter for approximately one year.

On December 26, 2007, we settled a related investigation by the CFTC arising out of the PAAF matter. Without admitting or denying the allegations, we agreed to the entry of an order finding that we violated supervision and recordkeeping requirements and we agreed to follow revised procedures and paid a civil monetary penalty of $2.0 million, which was accrued in the year ended March 31, 2008.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, we uncovered an apparent fraudulent scheme conducted by third parties unrelated to us that may have victimized a number of our clients. CCPM, a German Introducing Broker, introduced to us all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at our firm were utilized to siphon money out of these accounts, on some occasions shortly after they were established. We were involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that we and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by us. Damages sought in the NFA arbitration proceeding were approximately $1.7 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $0.2 million as to one claimant and a net of $0.24 million as to the second claimant during the year ended March 31, 2008. Damages sought in the FINRA proceeding are approximately $6.0 million in compensatory damages and $12.0 million in punitive damages. That case is scheduled to be heard in September 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the second arbitration. Therefore, no provision for losses has been recorded in connection with that arbitration.

Midland Euro Cases

The key allegations in a bankruptcy proceeding and a class action proceeding were that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that we (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleged that in the one year period preceding the bankruptcy petitions, we made voidable transfers to ourselves from the MEE accounts in the amount of not less than approximately $1.8 million. In the class action complaint, the plaintiffs alleged that we, together with MEE’s accountants and its London bank, were liable for $90.0 million of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO were sought. We reached a settlement with plaintiffs in the class action suit, pursuant to which we paid the plaintiffs $4.1 million in the year ended March 31, 2008. We also reached a settlement with the bankruptcy trustee, pursuant to which we paid the trustee $0.1 million. This was recorded as an expense in the year ended March 31, 2007.

Refco LLC Exchange Seats

We acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and us. As part of that transaction, we acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified us of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to us under the Acquisition Agreement and that, as a result, we were liable to Refco LLC for the value of the Shares, asserted to be approximately $57.0 million at the date of closing under the Acquisition Agreement. We negotiated a settlement agreement with the trustee pursuant to which all claims between us and all Refco related entities, including the claim for the $57.0 million value of the seats, were settled by us paying $2.2 million to the Refco estate. This was recorded as an expense in the year ended March 31, 2008.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in our London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3.7 million (approximately $7.3 million) in damages and speculative claims, including claims for lost profits, of up to an additional £87.0 million (approximately $172.5 million). Mediation began in April 2008 and a trial has been set for November 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

Our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. §1441(a). On October 2, 2007, Plaintiffs filed a first amended com-

plaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. The case is at its earliest stages with motions to dismiss having been filed by the financial institution defendants, including us. It is difficult at this stage to determine exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCM’s”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We have filed a motion to dismiss the amended complaint. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Our UK affiliate has received a letter from attorneys who act for the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. Our UK subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The lawyers’ letter alleges, inter alia, that we were complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that we knowingly benefited from assets received in breach of such fiduciary duties. The letter further alleges we are liable to account for funds lost through transactions executed by such directors with our UK company which are alleged to amount to $18.0 million. The letter attaches a copy of a Claim issued (but not served) in the English High Court (Chancery Division) naming MF Global Ltd, MF Global UK Limited and Man Group Plc as defendants. It is difficult at this stage to determine exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Other

In addition to the matters discussed above, from time to time we are party to litigation and regulatory proceedings that arise in the ordinary course of our business. Aside from those matters discussed above, we do not believe that we are party to any pending litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF MF GLOBAL

Set forth below is information regarding our executive officers:

Name	Age	Position
Kevin R. Davis	47	Chief Executive Officer and Director
Christopher J. Smith	49	Chief Operating Officer, Deputy Chief Executive Officer and Director
Simon P. Healy	48	Chief Executive Officer of European Operations
Thomas M. Harte	55	Chief Executive Officer of U.S. Operations
Laurence R. O’Connell	50	Chief Executive Officer of Asia/Pacific Operations
J. Randy MacDonald	52	Chief Financial Officer
Ira Polk	59	Chief Administrative Officer

Executive officers are appointed by and serve at the pleasure of our board of directors. A brief biography of each person who serves as an executive officer is set forth below.

Kevin R. Davis      Mr. Davis is our Chief Executive Officer and a member of our board of directors. Prior to the reorganization, Mr. Davis served as the Chief Executive Officer of Man Financial since November 1999 and a member of the board of Man Group plc since April 2000. Mr. Davis stepped down from the board of Man Group plc upon completion of the initial public offering of our common shares. Mr. Davis has over 24 years’ experience in the futures brokerage industry, the last 17 of which have been within Man Group. In 1991, Mr. Davis joined Man Group’s brokerage business, then known as ED&F Man International, to build its European interest rate futures activities. In 1994, he was promoted to run its global interest rate futures business, becoming Chief Executive Officer of Man Group’s overall European brokerage activities in 1997. In late 1999, Mr. Davis was appointed as Chief Executive Officer of its global brokerage businesses which shortly thereafter was renamed Man Financial. Prior to joining Man Group, Mr. Davis held management positions with several derivatives brokerage businesses, including Balfour Maclaine, Prebon Yamane and E-Bailey Commodities. In 1991, immediately prior to joining Man Group, Mr. Davis was responsible for the European financials business of Balfour Maclaine. From 1986 to 1991, Mr. Davis worked in the futures unit of Prebon Yamane, and during the last six months of his tenure at Prebon Yamane he was responsible for all of their futures brokerage activities. Mr. Davis began his career as a runner on the Chicago Board of Trade and a desk broker in general commodity futures. Mr. Davis is the Chairman of the United States Futures Exchange, a director of LCH.Clearnet Group Limited and a member of the Commodity Futures Trading Commission Global Markets Advisory Committee. He also serves as a member of the Board of Overseers at Albert Einstein College of Medicine and as a director of New York City Meals on Wheels. Mr. Davis received a B.A. from the University of Kent, Canterbury.

Christopher J. Smith      Mr. Smith is our Chief Operating Officer and Deputy Chief Executive Officer and a member of our board of directors. Prior to the reorganization, Mr. Smith was the Deputy Chief Executive Officer of Man Financial since 2002. Mr. Smith joined Man Group in 1992 and served as the Executive Chairman and Global Director of Operations, IT, Risk and Credit of Man Financial. In addition to his oversight capabilities managing Man Financial’s Global IT, Futures and Securities settlements and Risk and Credit departments, Mr. Smith was responsible for operational due diligence and the integration of acquisitions. From 1989 to 1992, Mr. Smith was a Consultant for Data Exchange Systems Ltd. Mr. Smith began his career at LIT Futures Ltd. and LIT Securities Ltd. where he worked from 1979 to 1989, most recently as the Operations Manager for Futures, Options and Securities. Mr. Smith graduated from Claremont School, Seaford College and Bromley College of Technology.

Simon P. Healy      Mr. Healy is our Chief Executive Officer of European Operations. Prior to the reorganization, Mr. Healy served as the Managing Director of Man Financial and Global Head of Interest Rate Products and Equities since May 2002. In 2002, Mr. Healy was appointed Managing Director of Man Financial, and in 1996 he was appointed a board member of Man Financial. Mr. Healy joined Man Group in 1991 as a Broker. Prior to joining Man Group, from 1990 to 1991, Mr. Healy was the Chief Trader of Derivatives at Crédit Agricole Group London Branch, and from 1988 to 1990, Mr. Healy was the Chief Trader for Interest Rates at Copenhagen Handelsbank London. From 1986 to 1988, Mr. Healy was the Senior Interest Rates Trader for National Commercial Bank, Saudi Arabia London, and from 1984 to 1986 Mr. Healy was the Senior Interest Rates Trader at Gulf International Bank London. Mr. Healy began his career as a back office clerk for J. Henry Schroder Wagg & Co., a Junior Trader at Banco Santander and Fixed Income Trader at DG Bank. Mr. Healy graduated from the Caterham School.

Thomas M. Harte      Mr. Harte is our Chief Executive Officer of U.S. Operations. Prior to the reorganization, Mr. Harte served as an Executive Vice President of Man Financial and a director of Man Group USA Inc. since 1993. He has been the chief executive officer of Man Financial’s New York based businesses since 2006, was responsible for the Chicago office from 1995 to 1998 and has been responsible for our corporate acquisition activities since joining us in 1993 from Paine Webber Inc., where he was a Managing Director of their Commercial Futures Division from 1990. Mr. Harte was a Senior Vice President of Drexel Burnham Lambert from 1980 to 1990 where he was a manager of its institutional futures department in London from 1983 to early 1984 and then in New York through 1990. He began his career at Blyth Eastman Dillon in 1978 where he was a Vice President of Corporate Strategy and was an architect of their entry into the futures business. Mr. Harte has a bachelor’s degree from Fordham University and a masters in international business from the Thunderbird Graduate School of International Management.

Laurence R. O’Connell      Mr. O’Connell is Chief Executive Officer of Asia/Pacific Operations, which includes our operations in India, Dubai, Australia, Singapore, Taiwan, Japan and Hong Kong. He was previously Chief Operating Officer of Man Investments, Man Group plc’s asset management division. Before joining Man Group in 2002, Mr. O’Connell was CFO of the global equity capital markets business of Credit Suisse First Boston and prior to that was Director of Operations of the corporate broking division of Barclays de Zoete Wedd (1993-2002). Mr. O’Connell was CFO and Company Secretary of Transcontinental Services NV, having earlier been Chief Accountant of its predecessor company Esperanza International Services plc (1982-1992). He qualified as a Chartered Accountant with the firm of Binder Hamlyn, which he joined in 1979. Mr. O’Connell graduated with a degree in Modern History from Oxford University in 1978.

J. Randy MacDonald      Mr. MacDonald is our Chief Financial Officer. From 2000 to 2006, Mr. MacDonald led financial operations at TD Ameritrade Holding Corp. as CFO and treasurer and played a key role in leading the company’s consolidation efforts. From 2006 to 2007 he served as chief operating officer, responsible for all operations, technology and administration functions, including brokerage operations, project management, human resources and real estate. Mr. MacDonald was one of the four members of the executive management team serving in the Office of the Chief Executive. Before joining TD Ameritrade in 2000, he was CFO of Investment Technology Group, Inc., a specialized agency brokerage and technology firm. Mr. MacDonald was responsible for a wide range of activities, including business planning and management of a spin-off and an IPO and designing and implementing improved compensation, administration, accounting, treasury, tax compliance and risk management functions. Previously, he was a vice president and group manager for Salomon Brothers, where he was responsible for the development and implementation of a consulting group for financial instrument engineering and accounting solutions for clients as well as reengineering the internal reporting and budgeting systems. Earlier in his career, he was an audit senior manager at Deloitte & Touche focused on commercial banking, real estate joint ventures and financial services. He began his career at Ernst & Young performing financial audits with a focus on international operations. Mr. MacDonald graduated with a degree in Accounting from Boston College in 1978.

Ira Polk      Mr. Polk is our Chief Administrative Officer. Prior to our reorganization, Mr. Polk was a Director and Executive Vice President of Man Financial and served as Director, President and Chief Financial Officer of Man Group USA. Mr. Polk was the Global Chief Financial Officer of the brokerage unit until September 2006. He has served in numerous executive, operational and financial capacities within the brokerage division and within the group since joining Man Financial in 1985 including Director, President and Chief Financial Officer of Man Group Finance Inc. and Director of the United States Futures Exchange. Prior to joining Man Financial in 1985, Mr. Polk was the Vice President of Finance & Administration at Rudolf Wolff. From 1982 to 1985, Mr. Polk was the Vice President of Finance at Johnson Matthey & Wallace Inc. From 1973 to 1982, Mr. Polk was a principal in the accounting firm of Arthur Young & Co. Mr. Polk serves on the Board of Directors of the Futures Industry Association and is a Board Member of the ICE Clearing Corporation and The Clearing Corporation in Chicago. Mr. Polk is a certified public accountant and received his B.A. and M.B.A. from Rutgers University.

Effective January 3, 2008, Ms. Amy Butte resigned as our Chief Financial Officer and entered into a transition agreement with us, which superseded her prior employment agreement except as otherwise agreed in the transition agreement. Under the terms of her transition agreement, Ms. Butte will receive a payment of $3.0 million and the restricted share units in respect of our shares previously granted to her will remain outstanding and be delivered over two and a half years. All of the stock options previously granted to Ms. Butte have been forfeited. Mr. J. Randy MacDonald was named Chief Financial Officer in connection with Ms. Butte’s resignation. Mr. Ira Polk, who had been serving as the interim Chief Financial Officer, continues his role as Chief Administrative Officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which our common shares are traded is the NYSE. Our common shares commenced trading on July 19, 2007 under the ticker symbol “MF”. Prior to that date, there was no public market for our common shares.

Common Shares Price Range

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per common share as reported by the Consolidated Tape Association.

	High	Low
Fiscal 2008
Second quarter (1)	$29.49	$22.00
Third quarter	$32.20	$25.02
Fourth quarter	$31.72	$3.64
Fiscal 2009
First quarter (2)	$15.19	$9.80

(1)	Figures for the second quarter of fiscal 2008 are given for the period commencing July 19, 2007 (the date our common shares began trading on the NYSE.)
(2)	Figures for the first quarter of fiscal 2009 are through June 11, 2008.

As of May 30, 2008, there were approximately nine holders of record of our common stock. On June 11, 2008, the last reported sales price for our common shares on the NYSE was $13.73 per share.

Dividends

Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts. Issued share capital is the aggregate par value of the company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares.

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

Unregistered Sales of Equity Securities

We entered into an investment agreement, dated as of May 20, 2008 (as amended on June 10, 2008), with J.C. Flowers II Fund L.P., an investment vehicle managed by J.C. Flowers & Co. LLC, pursuant to which J.C. Flowers has agreed to provide a backstop commitment of $300.0 million towards an offering, in one or more private placements and/or public offerings, of equity or equity-linked securities of MF Global Ltd. (the “Capital Investment”). Pursuant to the Capital Investment, we agreed to sell to J.C. Flowers a minimum of 1,500,000 preference shares at a purchase price of $100 per share, for an aggregate amount of $150.0 million. We may also require J.C. Flowers to purchase an additional $150.0 million aggregate amount of preference shares less the amount of any preference shares or other securities sold in separate offerings by the closing. We may sell other equity securities in the separate offerings. In exchange for providing this backstop commitment, we have agreed to pay J.C. Flowers a fee equal to 3% of the portion of the backstop commitment that J.C. Flowers is not required to purchase and to reimburse J.C. Flowers for certain expenses. The preference shares were offered and sold in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act.

Cumulative Total Return

The following chart shows a comparison of cumulative total return for our common shares, the Hemscott National Investment Brokerage Index and the NYSE Market Index. The total stockholder return assumes $100 invested on July 20, 2007 and assumes all dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG MF GLOBAL LTD.,

NYSE MARKET INDEX AND HEMSCOTT NATIONAL INVESTMENT BROKERAGE

INDEX

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present certain selected financial data for our business. These tables should be read in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	YEAR ENDED MARCH 31,

	2008	2007	2006	2005	2004
					(unaudited)
	(in millions, except per share data)
Statement of Operations

Revenues
Execution only commissions	$486.2	$386.5	$261.8	$237.7	$234.8
Cleared commissions	1,528.6	1,280.0	865.6	687.0	685.7
Principal transactions	281.9	299.6	158.6	142.9	121.4
Interest income	3,669.0	4,090.4	1,388.1	669.2	454.2
Other	54.1	37.8	29.2	24.1	18.4

Total revenues	6,019.8	6,094.4	2,703.2	1,760.9	1,514.6

Interest and transaction-based expenses:
Interest expense	3,165.2	3,739.3	1,173.5	537.0	353.5
Execution and clearing fees	927.4	700.4	463.4	396.3	389.1
Sales commissions	291.0	275.9	119.8	105.8	120.6

Total interest and transaction-based expenses	4,383.6	4,715.6	1,756.7	1,039.1	863.2
Revenues, net of interest and transaction-based expenses	1,636.3	1,378.7	946.5	721.8	651.4

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	896.7	834.7	595.7	415.3	381.8
Employee compensation related to non-recurring IPO awards	59.1	—	—	—	—
Communications and technology	118.7	102.2	72.2	62.2	58.9
Occupancy and equipment costs	35.6	29.8	24.5	14.9	20.1
Depreciation and amortization	54.8	46.8	28.2	23.3	25.4
Professional fees	74.6	50.1	26.7	19.8	17.0
General and other	108.3	77.3	46.4	50.5	41.7
PAAF legal settlement	76.8	—	—	—	—
Broker related loss	141.0	—	—	—	—
IPO-related costs	56.1	33.5	—	—	—
Refco integration costs	2.7	19.4	66.8	—	—

Total other expenses	1,624.6	1,193.9	860.5	586.1	544.9

Gains on exchange seats and shares	79.5	126.7	33.5	5.8	2.8
Net gain on settlement of legal proceeding	—	21.9	—	—	—
Loss on extinguishment of debt	18.3	—	—	—	—
Interest on borrowings	69.3	43.8	31.5	17.7	6.3

Income before provision for income taxes	3.6	289.7	88.0	123.8	103.0
Provision for income taxes	66.6	100.0	28.2	39.5	34.8
Minority interests in income of combined companies (net of tax)	4.9	1.7	0.3	—	—
Equity in earnings of unconsolidated companies (net of tax)	(1.7)	0.1	0.3	—	—

Net (loss)/ income	$(69.5)	$188.0	$59.8	$84.2	$68.2

	YEAR ENDED MARCH 31,

	2008	2007	2006	2005	2004
					(unaudited)
	(in millions, except per share data)
Weighted average number of basic shares outstanding (1)	115.0	103.7
Weighted average number of diluted shares outstanding (1)	115.0	103.7
Basic (loss)/earnings per share (2)	$(0.60)	$1.81
Diluted (loss)/earnings per share (2)	$(0.60)	$1.81
Dividends declared per share (3)	$0.01	$0.03

Balance Sheet Data
Total assets	$49,254.9	$51,670.3	$34,314.6	$21,910.7	$14,621.5
Long-term debt	—	594.6	617.9	517.0	196.8

(1)	The weighted average number of common shares outstanding for periods prior to the reorganization and separation is calculated using the number of common shares outstanding immediately following the reorganization and separation.
(2)	Net (loss)/earnings per share for fiscal 2007 is calculated by dividing historical net income by the weighted average number of common shares outstanding (basic and diluted) during fiscal 2007.
(3)	These dividends were paid to Man Group when we were wholly owned by Man Group and are not indicative of future dividends. We currently do not expect to pay any cash dividends on our common shares in the foreseeable future. Dividend declared per share is calculated by dividing dividends paid to Man Group by the number of common shares outstanding (basic) during fiscal 2008 and fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Ltd. and its consolidated subsidiaries. Our MD&A should be read in conjunction with our audited consolidated and combined financial statements and the accompanying notes, included elsewhere in this Annual Report on Form 10-K.

Business Overview

We believe we are the leading broker of exchange-listed futures and options in the world. We provide our clients with fast, cost-effective trade execution and clearing services for derivative and cash products across a broad range of markets, including interest rates, equities, foreign exchange, energy and metals as well as agricultural and other commodities, throughout most of the world’s major financial centers. As of fiscal 2008, we served over 138,000 active client accounts. We provide our clients with market access through our brokers, relationships with introducing brokers and online trading platforms. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We have offices in New York, London, Chicago, Paris, Mumbai, Singapore, Sydney, Toronto, Tokyo, Hong Kong, Taipei, Dubai, and other locations. Our business is based on a diversified yet fully integrated business model that allows us to offer a variety of products across a broad range of markets, geographic regions and clients and through multiple distribution channels. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

We have experienced significant growth in recent years. The total volume of exchange-traded futures and options transactions we executed and cleared increased 40.0% from 1,503.5 million contracts in fiscal 2007 to 2,105.1 million contracts in fiscal 2008. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

Our revenues, net of interest and transaction-based expenses, have grown 18.7% to $1,636.3 million in fiscal 2008 as compared to $1,378.7 million in fiscal 2007. The main factors contributing to our growth during these periods were:

–	continued success of our global brokerage teams in organically growing their businesses by adding both new clients or broker teams with new clients;
–	our continued focus on executing our business strategy to include additional products, markets and regions;
–	overall growth in transaction volumes, which benefited from increased volatility in many of the markets in which we operate; and
–	strategic acquisitions we made during the past 12 to 18 months such as our acquisitions of Dowd Wescott, FXA Securities Ltd., BrokerOne Pty Ltd. and ChoiceOdds Gaming Ltd.

We derive revenues from four main sources: commissions from agency execution; commissions from clearing services; mark-ups from principal transactions, primarily consisting of client trades executed on a matched-principal basis; and interest income on cash balances in our clients’ accounts, most of which are maintained by our clearing clients to meet margin requirements as well as interest related to our fixed income and principal transactions activities. Our sources of revenue are discussed below under “—Sources of Revenues”.

Significant Business Developments

Reorganization and Separation

In July 2007, Man Group plc separated its brokerage business from its asset management business by transferring to us all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to MF Global Holdings Overseas Limited (formerly known as Man Financial Overseas Ltd.) and MF Global Holdings Europe Limited (formerly known as ED&F Man Group Ltd.), two holding companies incorporated in the United Kingdom (we refer to these transactions as the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited (formerly known as Man Financial (S) Pte Limited), and MF Global Holdings HK Limited (formerly known as Man Financial Holdings (HK) Ltd.) to us in exchange for 103,726,353 of our common shares (we refer to these transactions as the “Separation”).

Following the Reorganization and Separation, Man Group also made a net capital contribution of $516.2 million in cash to us in return for 17,379,493 common shares (the “Recapitalization”). The amount of cash paid to us in the Recapitalization was based on our estimated equity at June 30, 2007, as adjusted for certain subsequent transactions, and estimated on the date of the Recapitalization. We and Man Group have subsequently finalized the net capital contribution amount based on our balance sheet as of June 30, 2007, with reasonable adjustment thereto, as agreed with additional consideration for activity subsequent to June 30, 2007 but prior to the IPO. This recalculation has resulted in our paying a Recapitalization adjustment to Man Group on March 31, 2008 of $16.1 million.

In connection with the Reorganization and Separation, we entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400.0 million (the “bridge facility”) with several financial institutions. We used the proceeds of the bridge facility to repay all of our outstanding borrowings and interest rate swaps with Man Group and third parties. At that time, we also entered into a five-year unsecured revolving credit facility (the “liquidity facility”) of $1,500.0 million and multiple 364-day revolving credit facilities totaling $275.0 million with various banks. See “—Liquidity and Capital Resources” for further information.

Initial Public Offering

In July 2007, we completed our IPO of 97,379,765 of our common shares, all of which were sold by a subsidiary of Man Group at a price of $30 per share. Following the IPO, Man Group retained approximately 18.6% of our common shares, which it holds through one of its subsidiaries. We did not receive any proceeds from the sale of these common shares. Man Group also transferred 1,473,514 common shares previously issued to and held by it to us for $1 in the aggregate by way of a share adjustment based on the difference between the estimated and aggregate offering price of our shares in the IPO.

In connection with the IPO, we established the 2007 Long-term Incentive Plan (“LTIP”) which provides for the grant of equity compensation awards to eligible employees, consultants, directors and other individuals who provide services to us. On the date of the IPO, we issued restricted share units, share options, and restricted shares under the LTIP. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and accounted for as employee compensation related to non-recurring IPO awards on our audited Consolidated Statements of Operations. The stock compensation charge related to these non-recurring IPO awards is considered a non-cash charge as the cost was incurred by Man Group as part of the IPO. See “—Results of Operations” and Note 10 to our audited consolidated and combined financial statements for further details.

Broker-related Loss

In February 2008, a former registered representative in one of our U.S. branch offices, trading in the wheat futures market in his personal account, substantially exceeded his authorized trading limit. The registered representative concerned was promptly terminated. The unauthorized activity resulted in him incurring a loss of $141.0 million which we, as a clearing member, were responsible for settling at the clearinghouse. As a result, the full amount was written off as a bad debt expense. See “Item 3. Legal Proceedings” for further information.

The Proposed J.C. Flowers Investment

We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, J.C. Flowers will purchase a minimum of $150.0 million and a maximum of $300.0 million of a new series of equity securities (described below) depending on the amount of equity or equity-related securities that are sold in any offering prior to the closing date. The proceeds from the backstop commitment and the potential offering will be used to repay a portion of the bridge facility that matures on December 12, 2008. J.C. Flowers’ obligation to purchase the new series of equity securities is conditioned upon our obtaining debt and/or equity financing prior to the closing date that together with the proceeds of the backstop commitment will be at least $750.0 million and have terms no less favorable to us than certain specified terms, as well as customary conditions such as the absence of a material adverse change in our business.

Subject to certain exceptions, none of the securities sold to J.C. Flowers may be transferred for a period of 12 months after closing and J.C. Flowers may not beneficially own 20% or more of our outstanding common shares for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, we also amended our shareholder rights plan to provide that J.C. Flowers (including any affiliate of J.C. Flowers) will be excluded, after the first time it becomes the beneficial owner of 15% or more of our common shares, and until such time as either it falls below the threshold or becomes the owner of 20% or more of our common shares, from the provision that triggers the rights plan when any person acquires 15% or more of our issued and outstanding common shares without approval of our board of directors.

The equity securities to be sold to J.C. Flowers will be in the form of convertible preferred shares, or the “Series A preference shares”. Each Series A preference share will be convertible at any time at the option of the holder into our common shares at the rate of eight common shares per Series A preference share, representing an initial conversion price of $12.50 per share. The conversion rate and the conversion price will be subject to adjustments in certain circumstances. Dividends on the Series A preference shares are cumulative at the rate of 6% per annum, payable in cash or common shares, at our option, and holders will participate in common share dividends, if any. Dividends are payable if, as and when determined by our board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends become payable in full upon any conversion or any liquidation of us. We will not be permitted to pay any dividends on or to repurchase our common shares during any period when dividends on the Series A preference shares are in arrears. Holders will have the right to vote with holders of the common shares on an “as-converted” basis. We may require the holders to convert the shares at any time after May 15, 2013 when the closing price of the common shares exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, we sell common shares or securities convertible into or exercisable for common shares at a price less than the conversion price on the Series A preference shares, we will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at our option in cash or common shares. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), we sell any other series of preference shares with a dividend rate above 5.45%, the dividend rate on the Series A preference shares held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at our option in cash or common shares.

In connection with the investment, J.C. Flowers will have the right to appoint up to two directors to our board of directors. In addition, if we fail to pay dividends on the Series A preference shares for six quarterly periods, whether or not consecutive, the Series A preference shareholders will have the right as class to elect two additional directors to our board. The terms of the J.C. Flowers transaction are described in our current report on Form 8-K filed with the SEC on May 23, 2008, which we incorporate herein by reference. Upon consummation of the J.C. Flowers investment, we will enter into an agreement to grant J.C. Flowers registration rights with respect to the Series A preference shares and the common shares into which the Series A preference shares may be converted. The closing for the J.C. Flowers transaction is scheduled for July 2008 unless extended by the parties.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets in addition to various events during the fourth quarter of fiscal 2008 described below. In particular, our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher prices do not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and cleared increased 40.0% from 1,503.5 million contracts in fiscal 2007 to 2,105.1 million contracts in fiscal 2008.

All volume statistics presented herein for fiscal 2008 and 2007 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

The global derivatives sector of our industry has experienced rapid growth in recent years based on the volume of exchange-traded derivatives and the notional amounts of OTC derivatives. We believe that the trends driving this growth—such as globalization, the migration to electronic markets, increased asset allocations to derivative products by institutions, hedge funds and other asset managers, the proliferation of risk management practices, the move to commercially oriented business practices at exchanges and market convergence—have contributed to higher volumes of derivatives and cash transactions in many of our markets.

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold. Our net interest income is also directly affected by principal transactions, such as fixed income and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt.

Development in the Fourth Quarter of Fiscal 2008

In March 2008, we experienced potential liquidity and capital issues following the unauthorized trading incident described elsewhere in this Annual Report on Form 10-K and market turbulence affecting financial institutions. Our share price declined significantly and the rating agencies reduced our credit ratings and assigned us a negative outlook. As a result of these developments, some of our clients withdrew assets from their accounts. Most of the withdrawals related to excess cash in existing accounts rather than a loss of accounts themselves, and the overall reduction was largely offset by increases in client assets in the normal course. Nevertheless, at March 31, 2008, client assets were down by $4.2 billion compared to December 31, 2007, and this development has had a negative effect on our interest income from client accounts, which may continue in the current fiscal year. In addition, the events in March 2008 prompted us to increase our margin requirements for client accounts in some of the more capital-intensive parts of our business, primarily the clearing of contracts for differences in the London market, in order to moderate our capital needs. This move has strengthened our capital position, although it has slightly reduced net revenues in our CFD business.

Sources of Revenues

We derive our revenues from execution-only commissions, cleared commissions, principal transactions, net interest income and other revenues.

Execution-Only Commissions

Execution-only commissions consist of transaction fees we earn for executing trades on an agency basis for clients that do not have clearing accounts with us and clear through another brokerage firm. We provide execution-only services primarily to institutional clients and asset managers. We charge a per-contract fee for the execution-only services we provide. These fees generally are established at market rates, vary based on the product traded, and are charged on a per-contract basis. We negotiate these fees individually with clients. Execution-only commissions do not include (1) commissions we earn when we both execute and clear the transaction for the client, which we recognize as cleared commissions described below, or (2) mark-ups we earn from executing client trades on a matched principal basis, which we recognize as revenues under principal transactions described below.

The amount of execution-only fees we earn in any period fluctuates primarily based on the volume of client transactions executed and the types of product traded, and to a lesser extent on the rates we charge. These fees are also impacted by volume mix in different markets where rates differ. Execution-only commissions are recorded on a trade-date basis as client transactions occur. Types of execution-only commission activity include equity broking and energy OTC brokerage commissions.

Cleared Commissions

Cleared commissions consist of transaction fees we earn for executing and clearing trades for clients that have clearing accounts with us. There are two ways of providing clearing services to our clients: (1) both executing and clearing the transaction for the client, or (2) providing clearing services where the trade is executed by another brokerage firm and then routed to our system for clearing, or “given up” to us because the client has a clearing account with us. Cleared commissions include fees we earn for providing both types of services.

We charge per-contract fees at various rates based on the type of product traded, the method of trading and the volume of trading activity that a particular client conducts with us. We generate cleared commissions from a broad range of clients trading in multiple markets and we negotiate our rates with clients on an individual basis. As a result, our transaction rates generally vary among our clients. Cleared commissions are debited directly from the client’s account with us, either on the trade date or on the closing date of the related transaction depending on the contractual arrangement we have with the client. In both cases, cleared commission revenue is recorded on a trade-date basis as client transactions occur. Types of cleared commission activity include futures, contracts for differences (“CFDs”) and financial spread commissions.

Principal Transactions

Principal transactions reflect revenues we earn primarily from matched-principal transactions we execute to facilitate client trades in which we take a principal position rather than an agent position, exposing ourselves to market risk. Except for corporate hedging and investment management transactions discussed below, we generally enter into transactions for our own account in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction, and not primarily for directional purposes. To a lesser extent, principal transactions also reflect revenues we earn from derivatives transactions we execute for our own account to hedge our corporate exposure to foreign currency and interest rate risk. Principal transactions do not include the net interest earned on related financing arrangements entered into as part of transactions that generate principal transaction revenues, although the net interest is an integral part of the profitability of the trade.

Revenues earned in matched-principal transactions consist of the mark-ups, or profits, we earn on these trades and are net of the value of the trades. When we execute client orders on a matched-principal basis we take the other side of the trade for our own account. Because of our significant order flow and the liquidity in our trading markets generally, we are usually able to find an appropriate offsetting transaction with another party relatively quickly (often within minutes and generally on the same trading day). By entering into offsetting trades, we reduce our exposure to the risk that market prices might change before the trade is completed. The offsetting trades we execute may differ from the client trades in some respects, such as duration or other terms, and therefore we do not completely eliminate our exposure to market risk and, in some circumstances, we may not enter into offsetting transactions.

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

Because we act as principal, rather than as agent, in these transactions, we are required to record realized and unrealized gains and losses relating to these transactions. Any gains or losses are for the account of our clients who secure payment to us for any losses by depositing margin funds as collateral. We also recognize in principal transactions any unrealized gains or losses on our hedged equity swaps and CFDs together with the unrealized gains and losses on the matching equity hedges, even though these transactions are entered into solely on a matched-principal basis. Types of principal transaction activity include foreign exchange voice income, metals, equity trading profits and interest and dividends from equity swaps.

In addition to these matched-principal trades, we enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk. Our economic hedging transactions typically involve cash and derivative products in the foreign exchange market and fixed income derivatives. We enter into derivative transactions to hedge our exposure to British pounds and other currencies in which we pay a portion of our employee compensation and related benefits expenses. We may hedge forecasted expenditures in advance of payment. We also enter into derivatives transactions to hedge our exposure to changes in interest rates, which could affect the revenues we earn on cash balances and collateralized refinancing transactions as well as our cost of borrowing. We may engage in more interest rate hedging transactions in the future. In accordance with our risk management policies, our hedging transactions do not fully offset our associated risk exposure.

We also enter into principal transactions to invest and manage our liquid corporate assets. Our investment transactions typically involve government and investment-grade corporate debt securities as well as money- market funds. Profit and losses arising from all securities transactions entered into for our own account are recorded on a trade date basis. The net interest earned on the financing related to these investment transactions is recorded within net interest income although it often offsets the profits and losses arising from these securities transactions.

Net interest income

Net interest income represents interest income less interest expense.

We earn interest income from balances in our clients’ accounts, balances in our accounts, collateralized financing arrangements, such as stock lending and resale and repurchase agreements we enter into in conjunction with our principal transactions, and on the notional amounts of clients’ positions in CFDs. We also earn interest from investing our capital. We incur related interest expense in connection with many of the transactions from which we derive interest income.

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

Revenues from interest income principally represent interest we earn from the investment of client funds deposited with us as margin for trading activities, interest we earn on excess cash balances in our accounts and interest we earn from investing our capital. The majority of the interest income we earn relates to client balances on which we also pay interest to our clients, and therefore the net interest income we earn will depend on the spread between the short-term rates we pay and the short-term rates we earn. A portion of the interest income we earn relates to the client balances of some clients on which we do not pay interest. As a result, the interest income we earn on those client balances will depend on the absolute level of short-term interest rates.

We also earn interest from collateralized financing arrangements, which include resale agreements and securities lending transactions. When we enter into resale transactions, we earn interest on the cash payment we make to clients in exchange for securities deposited with us as collateral under agreements to resell at future dates. Conversely, when we enter into repurchase transactions, we pay interest on the cash we receive in exchange for pledging securities we own or have received from clients and are permitted to repledge under agreements to repurchase at future dates. The amount of interest we earn depends on client activity and the difference between the interest rate we pay to our clients on their cash collateral and the interest rate we receive from investing the cash received by, or the collateral deposited with, us. These transactions result in a gross-up of interest income and interest expense in our audited consolidated and combined statements of operations which are effectively netted as part of our revenues, net of interest and transaction-based expenses. Similarly, we enter into transactions where we borrow securities and pay related interest expense on the securities borrowed.

We also earn interest on the notional amount of clients’ positions in CFDs. In these transactions, the parties agree to settle a contract based on the difference between the opening and the closing prices of the contract, and our client posts with us as margin only a small percentage of the initial contract value. We charge these clients interest on the notional amount of the contract for effectively financing the cost of the trade. Included in interest income are the dividends received on the related economic hedges.

Interest expense includes interest paid to our clients on the funds they maintain with us and interest paid to counterparties in connection with secured financing transactions, such as repurchase agreements and for securities we borrow. As discussed above, a substantial portion of our interest expense pertains to related client transactions from which we derive interest income. Our interest income and interest expense are effectively netted in our audited consolidated and combined statements of operations as part of our revenues, net of interest and transaction-based expenses. The comparison of our period-to-period results described below presents our interest income and interest expense on a net basis. For purposes of presenting revenues, net of interest and transaction-based expenses, interest expense excludes interest paid on short-term debt, which we disclose separately.

Other Revenues

Other revenues consist of revenues we earn from other normal business operations that are not otherwise included above. These types of revenues include:

•	certain ancillary services provided to clients;
•	software and related fees charged to clients for the use of software products;
•	insurance proceeds on legal fees from prior years;
•	profits or losses on the sale or disposal of fixed assets and other long-term investments; and
•	other sundry revenues.

Components of Expenses

Our expenses consist of three principal components: (1) interest expense, (2) transaction-based expenses and (3) other expenses. A significant portion of our expenses is variable.

Interest Expense

Interest expense includes interest paid to our clients on the funds they maintain with us and interest paid to counterparties in connection with secured financing transactions, such as repurchase agreements and for securities we borrow. As discussed above, a substantial portion of our interest expense pertains to related client transactions from which we derive interest income but in respect of which we also incur interest expense. Our interest income and interest expense are effectively netted in our audited consolidated and combined statements of operations as part of our revenues, net of interest and transaction-based expenses. The comparison of our period-to-period results described below also presents our interest income and interest expense on a net basis. For purposes of calculating revenues, net of interest and transaction-based expenses, interest expense excludes interest paid on short-term and long-term debt, which are recorded under general and other expenses below.

Transaction-Based Expenses

Transaction-based expenses are variable expenses we incur directly to generate revenues from providing execution and clearing services and consist of (1) execution and clearing fees paid to third parties and (2) sales commissions paid to introducing brokers.

Execution and clearing fees reflect our costs of executing, clearing and settling trades on behalf of our clients. We pay execution- and clearing-related fees primarily to clearing brokers, exchanges, clearinghouses and regulatory and self-regulatory bodies at contractually agreed rates. These expenses are variable and depend on the volume of transactions we execute or clear through these third parties, the types of product traded and the markets in which the products are traded. Execution and clearing fees also include losses due to transactional errors.

Sales commissions consist of fees paid to introducing brokers. We pay introducing brokers a percentage of the commission fees we receive from their clients for providing execution and/or clearing services. We enter into clearing agreements with introducing brokers and customer agreements with their clients, pursuant to which we negotiate our transaction fees and corresponding sales commission for the individual introducing broker. The amount of sales commission we pay is variable and depends on the fee arrangement we have negotiated, which is generally based on the volume of business introduced by the broker or a percentage of the revenues we earn.

Other Expenses

Other expenses consist of expenses relating to (1) employee compensation and benefits (excluding non-recurring IPO awards), (2) employee compensation and benefits related to non-recurring IPO awards, (3) communications and technology, (4) occupancy and equipment costs, (5) depreciation and amortization, (6) professional fees, (7) general and other, (8) PAAF legal settlement costs, (9) broker-related loss, (10) IPO-related costs and (11) Refco integration costs.

Employee Compensation and Benefits

Employee compensation and benefits expense is the principal component of our expenses. These expenses include all compensation paid to employees and any related expenses, such as salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. The most significant component of our overall employee compensation and benefits expense is the employment costs of our front office staff, which includes our brokers, traders and other personnel interacting with our clients.

Our employee compensation and benefits expense for all employees has both a fixed and variable component. The fixed component consists of base salaries and benefit costs. The variable component depends on whether the employee is classified as front or back office staff. Front office staff receive production-based compensation, or earnouts, under negotiated arrangements based on the profitability of their team. Back office staff, which generally include our executive officers and corporate, administrative, accounting, information technology and related support personnel, receive discretionary bonuses on an annual basis that are based more broadly on our corporate performance. Production-based compensation payments are paid on a monthly or quarterly basis depending on the negotiated arrangement. Discretionary bonuses are paid in the first quarter of our fiscal year. For many of our front office staff, their production-based compensation constitutes a significant component of their overall compensation. Discretionary bonuses for back office staff, excluding members of our executive management team, are generally a smaller component of overall compensation. Production-based compensation and discretionary bonus costs, and therefore employee compensation and benefits expense, vary based on our operating results. We accrue our discretionary bonus costs monthly.

Employee compensation and benefits expenses also include expenses related to awards granted to our employees under several stock-based incentive plans established by Man Group. For a discussion of the Man Group stock compensation plans that our employees participated in prior to the Reorganization and Separation transactions, as well as the accounting for those awards, see Note 10 to our audited consolidated and combined financial statements. Effective upon completion of the IPO, we granted to our executives and a broad group of other employees initial awards of share options and/or restricted share units under our LTIP. These awards took into account existing unvested share options and/or other share-based awards of Man Group held by our officers and employees that were forfeited under the terms of the relevant Man Group plans as a result of the Reorganization and Separation transactions.

Employee compensation and benefits related to non-recurring IPO awards refers to stock-based compensation expense for restricted shares and restricted share units issued in connection with our IPO. Employee compensation and benefits related to non-recurring IPO awards are considered non-recurring and directly attributable to the IPO. This expense is also considered a non-cash expense as the cost was incurred by Man Group as part of the IPO.

We estimate that we will realize approximately $223.5 million of stock-based compensation in future periods related to IPO awards granted to employees upon consummation of the IPO. Of this amount, we expect approximately $101.8 million, $93.8 million and $27.9 million will be recognized as expense in the years ending March 31, 2009, 2010 and 2011, respectively, of which $63.0 million, $56.7 million and $17.1 million, respectively, represent employee compensation and benefits related to these non-recurring IPO awards. The restricted shares granted pursuant to the IPO awards generally vest in full on the third anniversary of the pricing of the IPO. The share options granted pursuant to the IPO awards have an exercise price equal to the $30 IPO price of our common shares and will vest in equal installments over the three-year period and therefore are not exercisable for the first year following the IPO.

We expect that our employee compensation and benefits expense will vary from quarter to quarter due to the performance of our business, the hiring of additional employees associated with the growth of our business and the product and geographic mix of our business, which affects our compensation structure. As of March 31, 2008, we had 3,399 employees.

Communications and Technology

Communications and technology expenses consist of expenses incurred to purchase, lease, use and maintain the technology-related hardware, software and communications systems we use to operate our business. These types of expenses include expenses incurred to make network or data connections to market platforms, clients or other clearing agents, fees paid for access to external market data, software licenses, repairs and maintenance of hardware and software (including service agreements), as well as expenses for disaster recovery and redundancy systems. These expenses are impacted by the number of front office staff as well as the number of clients that require direct lines or data transfer capabilities. Communications and technology expenses are recognized on an accrual basis.

Occupancy and Equipment Costs

Occupancy and equipment costs consist of expenses incurred to lease, furnish and maintain our offices and other facilities, including rent, real estate broker fees, maintenance fees, utilities, other fixed asset-service fees, repair and leasehold improvement expenses and rents for exchange floor booths. Occupancy and equipment costs are recognized on an accrual basis.

Depreciation and Amortization

Depreciation and amortization expenses consist of expenses related to the depreciation of facilities, furniture, fixtures and equipment and the amortization of intangible assets, including acquired client relationships and internally developed software. Depreciation and amortization expenses are recognized over the period of the asset’s useful life.

Professional Fees

Professional fees consist of fees paid to consultants and advisors, including audit, legal, information technology and recruiting costs. Professional fees do not include any legal settlement costs, which are recorded as part of general and other expenses below. Professional fee expenses are recognized on an accrual basis.

As a public company, we are subject to various reporting, corporate governance and regulatory compliance requirements, including the requirements of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing that Act, the Exchange Act, the NYSE listing standards and new regulatory requirements such as the BASEL II capital adequacy framework and MiFID. To comply with these requirements, and in connection with the unauthorized trading incident leading to the broker-related loss, we expect to incur additional professional fees in fiscal 2009.

General and Other

General and other expenses consist of other expenses that have not been separately classified in our statement of operations. These types of expenses include, among other items, travel and entertainment, advertising, promotion, insurance premiums, bad debts, legal settlement costs, translation gains and losses, and general banking expenses. The amount of general and other expenses incurred by a particular team will impact the profitability of that team and, therefore, the amount of the production-based compensation received by its staff. We believe that this compensation structure encourages our front office staff to manage their travel and entertainment and other general expenses accordingly. General and other expenses are recognized on an accrual basis.

PAAF Legal Settlement

PAAF legal settlement costs consist of an expense we recorded in the fiscal 2008 in relation to active discussions to settle litigation against our U.S. operating company, MF Global Inc., brought by a court-appointed receiver for PAAF and its fund manager and commodity pool operator. PAAF legal settlement costs are recorded as litigation accruals in the periods in which they were incurred. On December 3, 2007, we entered into an agreement to settle this matter. Man Group has agreed to indemnify us for amounts in excess of $50.0 million relating to all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim, net of any insurance proceeds we receive.

Broker-related Loss

As discussed elsewhere in this Annual Report on Form 10-K, a former registered representative in one of our offices substantially exceeded his authorized trading limit and we, as the clearing member, were responsible for the resulting loss of $141.0 million. We recorded the full amount as a bad debt expense.

IPO-Related Costs

In connection with the Reorganization, Separation and Recapitalization transactions, we have incurred legal, consulting and other non-recurring professional fees, including fees relating to implementing new reporting and corporate governance requirements, adapting our accounting systems and marketing activities undertaken as part of our rebranding effort. We have incurred and expect to continue to incur additional professional fees relating to the Reorganization, Separation and Recapitalization transactions in fiscal 2008. As MF Global did not receive any proceeds from the IPO, these costs have been expensed.

Refco Integration Costs

Refco integration costs consist of the costs incurred in connection with our acquisition of the Refco assets in November 2005, including retention costs and bonuses, redundancy and severance payments and professional fees. These costs do not reflect new contracts but rather the performance of previously existing agreements.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares consist of unrealized gains or losses we recognize on exchange seats or shares we hold in excess of the exchange seats and shares we are required to hold to conduct our business, which we refer to as excess seats and shares. The amount of any unrealized gain or loss is based on changes in the mark-to-market value of the excess seats or shares. We also recognize realized gains or losses on the sale of any seats and/or shares. The amount of any realized gain is based on the difference between the book value of such seats and/or shares and the sale price. Finally, gains on exchange seats and shares also include dividend income we earn from exchange seats or shares. All exchange seats or shares that we are required to hold in order to conduct our business are recorded at cost and do not impact our statements of operations. Certain exchange shares are subject to restrictions on resale. In the future, we do not plan to hold a material portfolio of excess seats or shares.

Loss on Extinguishment of Debt

Loss on extinguishment of legacy debt consists of losses that we incurred as the result of the repayment of outstanding borrowings, including private placement notes to third parties, and related interest swaps, prior to their scheduled maturity.

Interest on Borrowings

Interest on borrowings consists of interest expense charged to us by Man Group for subordinated borrowings as well as any interest expense incurred on borrowings from third parties, including third-party liquidity facilities. This interest expense is incurred separately from trading activities and client transactions. In connection with the Reorganization and Separation transactions, we entered into a bridge loan and used the proceeds of the bridge loan to repay indebtedness to Man Group and third parties. For a discussion of our historical borrowings, see Note 9 to our audited consolidated and combined financial statements.

Provision for Income Taxes

Our provision for income taxes includes all current and deferred provisions for federal, state, local and foreign taxes.

The income tax provision reflected is presented as if we operated on a stand-alone basis for all periods presented, consistent with the liability method prescribed by Statement of Financial Accounting Standards (“SFAS”), Statement No. 109 “Accounting for Income Taxes”. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion of the deferred tax assets will not be realized. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax provision and net income in the period in which the determination is made. Our effective income tax rate can vary from period to period, depending on, among other factors, the geographic and business mix of our earnings, the availability of losses, the level of non-deductible expenses and the effect of tax audits.

Our effective tax rate for fiscal 2008, 2007 and 2006 was 1,850.2%, 34.5% and 32.1%, respectively. For fiscal 2008, the tax expense was impacted by the non-deductible IPO-related costs incurred during this period, as well as a $75.7 million one-time tax expense triggered by the IPO on Man Group’s separation of its brokerage affiliates from its investment affiliates in the U.S. In fiscal 2007 and 2006, our U.S. taxable income had been affected by the costs of the Refco integration. Our tax rate from ongoing operations for fiscal 2008 was 33.6%. We expect our tax rate to potentially decline over time as a result of a more efficient tax structure resulting from the Reorganization as well as the recently-enacted reduction in the corporation tax rate in the United Kingdom.

Man Group agreed to indemnify us against certain specified tax and other liabilities that may arise in connection with the Reorganization and Separation and the IPO, subject to various limitations and conditions. To the extent that we incur a tax or other liability for which we are indemnified, our payment of the liability should generally be offset from a financial perspective by our receipt of the indemnity payments (subject to timing differences and the extent of the indemnification). Even if we are fully indemnified against a particular tax or other liability, however, our financial results of operations as reflected in our audited consolidated and combined financial statements could be adversely affected. For accounting purposes, an indemnity payment would generally be treated as a net capital contribution to us from Man Group, and the incurrence of the related liability could reduce our net income as reported in our audited consolidated and combined financial statements. The

Reorganization and Separation and our IPO have caused us to incur tax liabilities for which we received the economic benefit of an indemnity payment under the tax matters deed. While those liabilities do not affect our cash flow, assuming we receive full indemnification, they do have a significant non-cash impact on our statement of operations for the period following the offering. The $75.7 million tax charge described above and reflected in our results for fiscal 2008 is one such case. While not all of this charge is required to be paid currently, we have received $55.0 million to date from Man Group and we have paid these deposits over to the relevant tax authorities.

Minority Interest in Income of Combined Companies (net of tax)

We combine the results of operations and financial position of entities we control, but do not wholly own. We own 91.0% of MF Global Securities Limited and 70.2% of MF Global Sify Securities India Private Limited. Earnings for these entities are combined on a post-tax basis.

Equity in Earnings of Uncombined Companies (net of tax)

Equity in earnings of uncombined companies includes our pro rata share of earnings for entities in which we own between 20% and 50% of the entity’s common equity and over which we have the ability to exert influence, although not control, relating to such entities’ operating and financial policies. As of fiscal 2008, we owned a 20% interest in Polaris MF Global Futures Co Ltd and a 47.9% interest in U.S. Futures Exchange LLC (“USFE”).

Results of Operations

Basis of Presentation

The audited consolidated and combined financial statements for fiscal 2008 represents our first annual reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with U.S. GAAP, as described above.

Our audited consolidated and combined financial statements include the carve-out accounts of Man Financial, the brokerage business of Man Group plc, and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the respective businesses. Our audited consolidated and combined financial statements may not necessarily reflect the results of operations, financial position and cash flows we would have achieved had we actually existed on a stand-alone basis during the periods presented. Transactions between us and Man Group and entities that remain part of Man Group after the IPO, herein referred to as “related party” or “affiliated” transactions, have not been eliminated in combination, but all significant intercompany balances and transactions between the entities included in our audited consolidated and combined financial statements have been eliminated in combination.

Our audited consolidated and combined financial statements include our direct expenses as well as our allocation of expenses arising from shared services and infrastructure provided to us by Man Group. These expenses primarily relate to employee compensation and benefits, use of office facilities and services related to overall corporate functions, including tax, legal, risk management, insurance, finance, internal audit and executive management. These expenses have been allocated to us using estimates that management considers a reasonable reflection of our use of these services or benefits we received. See Note 17 to our audited consolidated and combined financial statements for further information related to these costs.

Management believes that our audited consolidated and combined financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the audited consolidated and combined balance sheets, statements of operations, cash flows, changes in stockholders’ equity/ equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, during the second quarter of fiscal 2008, we began classifying the total return equity swaps entered into as part of a matched equity hedge in principal transactions rather than in net interest. Additionally, we also began presenting the interest and dividends earned on contracts for differences on a gross rather than net basis within interest income and interest expense. For fiscal 2007, these reclassifications caused an increase to principal transactions of $53.9 million; an increase to interest income of $315.0 million; and an increase to interest expense of $368.9 million, and have been reclassified in our audited consolidated and combined financial statements. This reclassification did not result in any changes to revenues, net of interest and transaction based expenses, or net income. During fiscal 2008, we also recorded a $8.8 million reduction to interest income, $4.8 million adjustment to principal transactions, and $1.9 million reduction to employee compensation and benefits, related to prior year accruals that were deemed immaterial to all prior periods presented.

We operate and manage our business on an integrated basis as a single operating segment. We derive our revenues principally from execution and clearing services we provide to our clients, including interest income related to providing these services. While we provide these services to a diverse client base across multiple products, markets and geographic regions, we do not manage our business, allocate resources or review our operating results based on the type of client, product or trading market or the geographic region in which these services are provided. For information related to our geographic regions, see Note 16 to our audited consolidated and combined financial statements.

Year Ended March 31, 2008 Compared to the Year Ended March 31, 2007:

(in millions except share data)

	FOR THE YEAR ENDED MARCH 31,

	2008	2007	% Change
Revenues
Execution only commissions	$486.2	$386.5	25.8%
Cleared commissions	1,528.6	1,280.0	19.4
Principal transactions	281.9	299.6	(5.9)
Interest income	3,669.0	4,090.4	(10.3)
Other	54.1	37.8	43.1

Total revenues	6,019.8	6,094.4	(1.2)

Interest and transaction-based expenses:
Interest expense	3,165.2	3,739.3	(15.4)
Execution and clearing fees	927.4	700.4	32.4
Sales commissions	291.0	275.9	5.5

Total interest and transaction-based expenses	4,383.6	4,715.6	(7.0)

Revenues, net of interest and transaction-based expenses	1,636.3	1,378.7	18.7

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	896.7	834.7	7.4
Employee compensation related to non-recurring IPO awards	59.1	—	—
Communications and technology	118.7	102.2	16.1
Occupancy and equipment costs	35.6	29.8	19.5
Depreciation and amortization	54.8	46.8	17.1
Professional fees	74.6	50.1	48.9
General and other	108.3	77.3	40.1
PAAF legal settlement	76.8	—	—
Broker related loss	141.0	—	—
IPO-related costs	56.1	33.5	67.5
Refco integration costs	2.7	19.4	(86.1)

Total other expenses	1,624.6	1,193.9	36.1

Gains on exchange seats and shares	79.5	126.7	(37.3)
Net gain on settlement of legal proceeding	—	21.9	—
Loss on extinguishment of debt	18.3	—	—
Interest on borrowings	69.3	43.8	58.2

Income before provision for income taxes	3.6	289.7	(98.8)
Provision for income taxes	66.6	100.0	(33.4)
Minority interests in income of combined companies (net of tax)	4.9	1.7	188.2
Equity in earnings of uncombined companies (net of tax)	(1.7)	0.1	(1,800.0)

Net (loss)/ income	$(69.5)	$188.0	(137.0)

Earnings per share:
Basic	$(0.60)	$1.81
Diluted	$(0.60)	$1.81
Weighted average number of common shares outstanding:
Basic	115,027,797	103,726,453
Diluted	115,027,797	103,726,453

Overview

Revenues, net of interest and transaction-based expenses, increased $257.6 million, or 18.7%, to $1,636.3 million for fiscal 2008 from $1,378.7 million for fiscal 2007. During fiscal 2008, in anticipation of issuing additional debt to refinance our bridge facility, we entered into interest rate forward contracts to eliminate the variability of cash flows due to volatile market conditions and anticipated changes in the U.S. treasury rate. We recognized a loss on these interest rate forward contracts of $51.4 million during fiscal 2008 as result of the incremental change in interest rates, which we reclassified from other comprehensive income/ (loss) to principal transactions. For further information related to our derivative instruments and hedging activities, see Note 2 to our audited consolidated and combined financial statements. Excluding the loss on these interest rate forward contracts, revenues, net of interest and transaction-based expenses, increased 22.4% to $1,687.7 million for fiscal 2008. The increase was primarily due to a 40.0% increase in our total volumes of executed and cleared exchange-traded futures and option transactions from 1,503.5 million contracts for fiscal 2007 to 2,105.1 million contracts for fiscal 2008. The increase of 601.6 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, markets and regions and is attributable to the organic growth of our business, combined with the integration and financial contribution of small acquisitions in the United States and Asia Pacific region. During fiscal 2008, there was also an increase in other revenues of $16.3 million that reflected a $9.4 million insurance recovery related to legal fees incurred in the prior period in connection with the litigation brought by a court appointed receiver for Philadelphia Alternative Asset Fund Ltd. (“PAAF”) and its fund manager and commodity pool operator, Philadelphia Asset Management Co. LLC, as well as an increase in the ancillary services we provide to our clients due to increased volume and business.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $430.7 million, or 36.1%, to $1,624.6 million for fiscal 2008 from $1,193.9 million for fiscal 2007. The increase was primarily due to the non-recurring stock based compensation expense of $14.6 million related to the accelerated vesting of the equity awards of Man Group held by our employees, $59.1 million of expense for our equity awards issued in connection with the IPO, $22.6 million in incremental professional fees incurred in connection with the IPO, $76.8 million of expense recognized related to a litigation accrual in connection with our active discussions to settle the PAAF litigation, $141.0 million for the broker-related loss, $10.0 million of expense recognized related to a litigation accrual in connection with a civil monetary penalty imposed by the CFTC and $24.5 million incremental professional fees due to increased audit fees, legal fees, and other consulting fees mainly related to compliance work. The remaining $82.1 million increase in employee compensation and benefits expenses (net of the $28.0 million expense for the settlement, curtailment, and other expenses related to the U.S. pension plan for fiscal 2007) is directly related to the growth in our revenues, net of interest and transaction-based expenses. These increases are offset by a reduction of $16.7 million in costs related to the Refco integration. See “—Non-GAAP Financial Measures” for further details.

Income before provision for income taxes decreased $286.1 million, or 98.8%, to $3.6 million for fiscal 2008 from $289.7 million for fiscal 2007. This decrease was mainly due to the broker-related loss, non-recurring expenses related to the IPO, CFTC civil monetary penalty and the PAAF litigation detailed above, combined with a loss on extinguishment of existing borrowings of $18.3 million following the change in our capital structure in connection with the IPO, a decrease of $47.2 million from gains on exchange seats and shares and increased interest from borrowings under the bridge facility of $25.5 million. This was offset by increased revenues, net of interest and transaction-based expenses, due to the growth in transaction volumes we experienced across all markets, products and geographies.

Net income decreased $257.5 million, to a net loss of $69.5 million for fiscal 2008 from income of $188.0 million for fiscal 2007. Net income is impacted by the non-recurring items discussed above, as well as the $75.7 million one-time tax charge triggered by the IPO on a prior period internal reorganization conducted by Man Group prior to the Separation.

Revenues

Execution-only Commissions

Execution-only commissions increased $99.7 million, or 25.8%, to $486.2 million for fiscal 2008 from $386.5 million for fiscal 2007. This increase was primarily due to a 33.3% increase in our volume of execution-only exchange-traded futures and options transactions from 438.4 million contracts for fiscal 2007 to 584.3 million contracts for fiscal 2008. The increase in our transaction volumes and revenues was primarily driven by our global leadership on most of the major derivatives exchanges, with growth in equities and interest rate products, as well as an increase in overall market volatility. During these periods, execution rates remained relatively constant, although rates vary based on volume mix attributable to markets, products and client type.

Cleared Commissions

Cleared commissions increased $248.6 million, or 19.4%, to $1,528.6 million for fiscal 2008 from $1,280.0 million for fiscal 2007. This increase was primarily due to an increase of 42.8% in our volume of cleared exchange-traded futures and options transactions from 1,065.1 million contracts for fiscal 2007 to 1,520.8 million contracts for fiscal 2008. We experienced an increase in execution and clearing volumes across almost all products, markets and regions. The volume increase on a year-over-year comparison is impacted by the strategic addition of professional traders who typically pay lower rates due to higher volumes, through our acquisition of Dowd Wescott, one of the largest professional trader businesses in the United States.

Principal Transactions

Principal transactions decreased $17.7 million, or 5.9%, to $281.9 million for fiscal 2008 from $299.6 million for fiscal 2007. We recorded a $51.4 million loss in principal transactions for interest rate forward contracts related to the unfavorable movement of interest rates. These were entered into for an anticipated issuance of debt, however we no longer qualified for cash flow hedge accounting treatment and reclassified the loss from other comprehensive income/ (loss) to principal transactions. Excluding the impact of the loss on the cash flow hedge, principal transactions increased 11.2%. This increase was mainly due to greater market volatility in primarily the foreign exchange markets during the period (which generally involve matched-principal execution), resulting in increased volumes of buy and sell transactions and therefore higher revenues. Foreign exchange and metals have historically represented, and continue to represent, the markets in which the largest portion of our matched principal execution occurs. Principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income was $94.7 million for fiscal 2008 as compared to $47.4 million for fiscal 2007. When factoring in net interest and excluding the loss on the cash flow hedge, principal transactions revenues increased $81.1 million, or 23.4%, to $428.0 million for fiscal 2008 from $346.9 million for fiscal 2007. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Interest income, net, increased $152.7 million, or 43.5%, to $503.8 million for fiscal 2008 from $351.1 million for fiscal 2007. This increase was primarily due to an increase in net interest from client funds and excess cash offset by declining interest rates. The average federal funds rate in the United States decreased from 5.17% during fiscal 2007 to 3.84% during fiscal 2008. However, quarterly average client funds increased to $17,700 million during fiscal 2008 as compared to $15,800 million for fiscal 2007, and resulted in net interest from client funds and excess cash increasing from $303.7 million for fiscal 2007 to $409.1 million for fiscal 2008. The increase in interest income, net, is also due in part to the growth in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities which include the financing of certain principal transactions revenues. The quarterly average contract value of resale and stock borrowed transactions increased $8,800 million, or 39.0%, to $31,500 million during fiscal 2008 from $22,700 million for fiscal 2007. In addition, the average book value of repurchase and stock loan transactions increased $7,100 million, or 29.3%, to $31,300 million during fiscal 2008 from $24,200 million as of March 31, 2007. See “—Supplementary Data” for further information on the components of net interest income.

Other Revenues

Other revenues increased $16.3 million, or 43.1%, to $54.1 million for fiscal 2008 compared to $37.8 million for fiscal 2007. This increase reflects a $9.4 million insurance recovery of PAAF legal fees incurred in the prior year, as well as rebate income, and numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services which have been larger this year due to increased activity. These fees include fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees increased $227.0 million, or 32.4%, to $927.4 million for fiscal 2008 from $700.4 million for fiscal 2007. This increase was primarily due to a 40.0% increase in our volume of executed and cleared exchange-traded futures and options transactions from 1,503.5 million contracts for fiscal 2007 to 2,105.1 million contracts for fiscal 2008. We experienced increased transaction volumes in most of our principal markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased slightly from 0.9% of revenues, net of interest and transaction based expenses for fiscal 2007 to 1.0% of revenues, net of interest and transaction based expenses for fiscal 2008.

Sales Commissions

Sales commissions increased $15.1 million, or 5.5% to $291.0 million for fiscal 2008 from $275.9 million for fiscal 2007. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients coming through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all increased volumes do not impact sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

This caption on the audited Consolidated and Combined Statements of Operations refers to all employee compensation including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards increased $62.0 million, or 7.4%, to $896.7 million for fiscal 2008 from $834.7 million for fiscal 2007. Of this increase, $14.6 million related to the non-recurring accelerated vesting of predecessor Man Group stock-based compensation awards. Prior to the Separation, certain of our employees participated in Man Group’s stock-based compensation plans, and at IPO, their participation in these schemes ended and they were treated as ‘good leavers,’ resulting in the non-recurring charge for early vesting of the awards. There was also a $3.6 million expense related to the creation of a new UK defined benefit pension plan for certain MF Global employees who had participated in a similar Man Group scheme, as well as a $28.0 million charge for the settlement, curtailment, and other expenses related to the U.S. defined benefit pension plan included within employee compensation and benefits in fiscal 2007. Employee compensation and benefits was also reduced by $50.0 million following the broker-related loss as senior management forfeited their discretionary bonuses for the year.

The increase was primarily due to the 22.4% increase in revenues, net of interest and transaction-based expenses, excluding the loss on the cash flow hedge, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 33.8% for fiscal 2008 after adjusting for the non-recurring charges above. Adjusted employee compensation and benefits excluding IPO awards, as a percentage of adjusted revenues, net of interest and transaction-based expenses, decreased to 55.0% for fiscal 2008 from 58.5% for fiscal 2007. The compensation ratio declined as employee compensation related to fiscal 2007 included a $28.0 million non-recurring charge related to the termination of the U.S. benefit pension plan, we benefited from Refco synergies, and the fact that we did not pay out on the interest earned on our excess cash. The adoption of SFAS 123R in April 2006 also resulted in a cumulative benefit from accounting change of $1.0 million in fiscal 2007. The benefit from accounting change reflects the net cumulative impact of estimating future forfeitures in determining expenses for the period, rather than recording forfeitures when they occur as previously permitted under APB 25.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

This caption on our audited consolidated and combined statements of operations refers to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards was $59.1 million for fiscal 2008 and is considered non-recurring and directly attributable to the IPO. This expense is also considered a non-cash charge as the cost was incurred by Man Group as part of the IPO.

Communications and Technology

Communications and technology expenses increased $16.5 million, or 16.1%, to $118.7 million for fiscal 2008 from $102.2 million for fiscal 2007. This increase was primarily due to increases in software licensing costs, market data research and communications, reflecting increased business activity and clients during the current period. Increases in transaction volumes tend to result in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.3% for fiscal 2008 from 7.4% for fiscal 2007.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $5.8 million, or 19.5%, to $35.6 million for fiscal 2008 from $29.8 million for fiscal 2007, primarily caused by increased rent in Europe related to the relocation to new leased premises. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, remained at 2.2% for fiscal 2008 as compared to fiscal 2007.

Depreciation and Amortization

Depreciation and amortization increased $8.0 million, or 17.1%, to $54.8 million for fiscal 2008 from $46.8 million for fiscal 2007. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of Dowd Wescott at the end of fiscal 2007, FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased slightly to 3.3% for fiscal 2008 from 3.4% for fiscal 2007.

Professional Fees

Professional fees increased $24.5 million, or 48.9%, to $74.6 million for fiscal 2008 from $50.1 million for fiscal 2007. This increase was primarily due to increased consulting fees related to various accounting and compliance projects, such as the BASEL II capital adequacy framework and MiFID, increased audit fees as a result of required quarterly reviews and the year-end audit, as well as increased legal and consulting costs related to legal proceedings, principally PAAF of $12.7 million, during fiscal 2008. In addition, we incurred legal and consulting fees associated with the broker-related loss of $3.1 million. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.6% for fiscal 2008 from 3.6% for fiscal 2007.

General and Other

General and other expenses increased $31.0 million, or 40.1%, to $108.3 million for fiscal 2008 from $77.3 million for fiscal 2007. This increase was due primarily to increased insurance premiums of $2.8 million, increased travel and entertainment expenses of $5.5 million, increased advertising costs of $5.0 million, a decrease in the currency translation adjustment of $5.0 million, and a $10.0 million accrual for potential CFTC civil monetary penalties in the U.S. The increase was also due to higher bad debt expense, excluding the $141.0 million broker-related loss, which increased to 0.6% from 0.3% of revenues, net of interest and transaction based expenses. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 6.6% for fiscal 2008 from 5.6% for fiscal 2007.

PAAF Legal Settlement

On December 3, 2007, we settled the litigation against our U.S. operating company brought by a court appointed receiver for PAAF and its fund manager and commodity pool operator. As a result of this settlement, we have recorded a litigation accrual of $74.8 million in fiscal 2008. On December 26, 2007, we also settled a related investigation by the CFTC arising out of the PAAF matter and accrued $2.0 million for fiscal 2008. Man Group has agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim for amounts in excess of $50.0 million after giving effect to any insurance proceeds we receive.

Broker-related Loss

In connection with the broker-related loss mentioned above, we incurred a loss of $141.0 million, which has been written off as a bad debt expense for fiscal 2008. This cost is considered unusual.

IPO-related Costs

We incurred costs of $56.1 million and $33.5 million, or approximately 3.4% and 2.4% of our revenues, net of interest and transaction-based expenses, for fiscal 2008 and 2007, respectively in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring and we expect will reduce significantly in future periods. These costs are considered non-cash in nature as we have been effectively reimbursed by Man Group for these costs through the Recapitalization.

Refco Integration Costs

Refco integration costs decreased by $16.7 million, to $2.7 million for fiscal 2008 from $19.4 million for fiscal 2007. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.2% for fiscal 2008 from 1.4% for fiscal 2007. These costs are not considered part of normal operations and will continue to reduce in future periods.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares decreased $47.2 million, to $79.5 million for fiscal 2008 from $126.7 million for fiscal 2007. These gains for fiscal 2008 were primarily due to gains on the sale of shares of ICE, Euroclear, NYMEX, CBOT and CME, offset by mark-to-market losses on all our excess exchange shares. Our excess exchange seats and shares were significantly reduced through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation transactions and the disposal of further excess exchange seats and shares during fiscal 2008. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on Extinguishment of Debt

Prior to the IPO, our outstanding borrowings included private placement notes to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million, which has been disclosed separately within our audited consolidated and combined statement of operations for fiscal 2008.

Interest on Borrowings

Interest on borrowings increased $25.5 million, or 58.2%, to $69.3 million for fiscal 2008 from $43.8 million for fiscal 2007. This increase was primarily due to the increased cost of our new capital structure, currently consisting of borrowings under our bridge facility of $1,400 million as part of the Reorganization and Separation transactions in connection with the IPO, replacing our borrowings with Man Group and other third parties. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.2% for fiscal 2008 from 3.2% for fiscal 2007.

Provision for Income Taxes

Income taxes decreased $33.4 million, to $66.6 million, for fiscal 2008 from $100.0 million for fiscal 2007. Our effective tax rate was 1,850.2%, up from 34.5% for fiscal 2007. The increase in the effective tax rate primarily relates to non-deductible IPO-related costs incurred in fiscal 2008 and a $75.7 million one-time tax charge triggered by the IPO on a prior period internal reorganization. This one-time tax charge relates to Man Group’s separation of its brokerage affiliates from its investment affiliates in the U.S. by means of an internal tax-free spin-off transaction in August 2006. The IPO caused this earlier transaction to be recharacterized as fully taxable and our U.S. affiliates were liable for the tax, which will be fully reimbursed by Man Group through a capital infusion. Our effective tax rate on ongoing operations is 33.6% for fiscal 2008 as compared to 35.1% in fiscal 2007.

Year Ended March 31, 2007 Compared to the Year Ended March 31, 2006:

(in millions except share data)

	FOR THE YEAR ENDED MARCH 31,

	2007	2006	% Change
Revenues
Execution only commissions	$386.5	$261.8	47.6%
Cleared commissions	1,280.0	865.6	47.9
Principal transactions	299.6	158.6	88.9
Interest income	4,090.4	1,388.1	194.7
Other	37.8	29.2	29.5

Total revenues	6,094.4	2,703.2	125.5

Interest and transaction-based expenses:
Interest expense	3,739.3	1,173.5	218.6
Execution and clearing fees	700.4	463.4	51.1
Sales commissions	275.9	119.8	130.3

Total interest and transaction-based expenses	4,715.6	1,756.7	168.4
Revenues, net of interest and transaction-based expenses	1,378.7	946.5	45.7

Expenses
Employee compensation and benefits	834.7	595.7	40.1
Communications and technology	102.2	72.2	41.6
Occupancy and equipment costs	29.8	24.5	21.6
Depreciation and amortization	46.8	28.2	66.0
Professional fees	50.1	26.7	87.6
General and other	77.3	46.4	66.6
IPO-related costs	33.5	—	—
Refco integration costs	19.4	66.8	(71.0)

Total other expenses	1,193.9	860.5	38.7

Gains on exchange seats and shares	126.7	33.5	278.2
Net gain on settlement of legal proceeding	21.9	—	—
Interest on borrowings	43.8	31.5	39.0

Income before provision for income taxes	289.7	88.0	229.2
Provision for income taxes	100.0	28.2	254.6
Minority interests in income of combined companies (net of tax)	1.7	0.3	466.7
Equity in earnings of uncombined companies (net of tax)	0.1	0.3	(66.7)

Net income	$188.0	$59.8	214.4%

Earnings per share:
Basic	$1.81
Diluted	$1.81
Weighted average number of common shares outstanding:
Basic	103,726,453
Diluted	103,726,453

Overview

Revenues, net of interest and transaction-based expenses, increased $432.2 million, or 45.7%, to $1,378.7 million for fiscal 2007 from $946.5 million for fiscal 2006. Total revenues increased $3,391.2 million, or 125.5% during the same period, to $6,094.4 million for fiscal 2007 from $2,703.2 million for fiscal 2006. This increase was primarily due to a 48.7% increase in our total volumes of executed or cleared exchange-traded futures and option transactions from 1,011.4 million contracts for fiscal 2006 to 1,503.5 million contracts for fiscal 2007. The increase of 492.1 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, markets and regions and is attributable to the organic growth of our business and the Refco acquisition. The assets we acquired from Refco in November 2005 are reflected in our fiscal 2006 financial results for a period of four months, compared to the full year in fiscal 2007. More than half of our volume growth was attributable to these Refco assets, with the remainder of the volume increase due to organic growth in our business. For fiscal 2007, we attribute 290.3 million contracts of our executed or cleared transactions to the acquisition of the Refco assets compared to 80.5 million contracts for fiscal 2006. Also contributing to this increase in our total revenues and our revenues, net of interest and transaction-based expenses, was an increase in average client balances for fiscal 2007, in large part due to the Refco acquisition, which resulted in a significant increase in our interest income. Increased market activity and volatility in the foreign exchange, energy and metals sectors further contributed to the increase in our total revenues and our revenues, net of interest and transaction-based expenses because greater volatility resulted in our receiving better spreads during fiscal 2007 than we did during fiscal 2006. During fiscal 2007, there was also a slight increase in other revenues of $8.6 million earned from increased ancillary services provided to clients.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $333.4 million, or 38.7%, to $1,193.9 million for fiscal 2007 from $860.5 million for fiscal 2006. The increase was primarily due to the $239.0 million increase in employee compensation and benefits expenses directly related to the growth in our total revenues and our revenues, net of interest and transaction-based expenses, combined with an increase in head count for fiscal 2007 resulting in part from the Refco integration. Also contributing to the increase in our other expenses were $19.4 million in costs related to the Refco integration, a $28.0 million settlement and curtailment expense for the settlement, curtailment, and other expenses related to the U.S. defined benefit plans in which our U.S. employees participated, $5.6 million in legal reserves and $33.5 million in incremental professional fees incurred in connection with the Reorganization and Separation transactions.

Income before provision for income taxes increased $201.7 million, or 229.2%, to $289.7 million for fiscal 2007 from $88.0 million for fiscal 2006. This increase was primarily due to increased total revenues and revenues, net of interest and transaction-based expenses, as a result of the growth in transaction volumes we experienced across all markets, products and geographies, the inclusion of the Refco assets for the full period for fiscal 2007, the increased gains on exchange seats and shares and the gain on the settlement of the Cargill legal proceeding. These increases were offset in part by the increase in other expenses described above.

Net income increased $128.2 million, or 214.4%, to $188.0 million for fiscal 2007 from $59.8 million for fiscal 2006. Net income, as a percentage of revenues, net of interest and transaction-based expenses, increased to 13.6% for fiscal 2007 from 6.3% for fiscal 2006, as a result of the increase in income before taxes as a percentage of revenues, net of interest and transaction-based expenses.

Revenues

Execution-only Commissions

Execution-only commissions increased $124.7 million, or 47.6%, to $386.5 million for fiscal 2007 from $261.8 million for fiscal 2006. This increase was primarily due to an increase of 29.9% in our volume of execution-only exchange-traded futures and options transactions from 337.6 million contracts for fiscal 2006 to 438.4 million contracts for fiscal 2007, combined with a higher portion of our transaction volumes being generated in higher-margin markets or regions or by higher-margin clients. The increase in our transaction volumes was primarily driven by an increase in the number of trades in interest rate products we executed during the period, reflecting interest rate uncertainties and increased trading activity in the interest rate derivative markets. Execution-only commissions, as a percentage of total revenues, decreased for fiscal 2007 from fiscal 2006, partly due to higher growth in our interest income, net and principal transactions, during the period.

Cleared Commissions

Cleared commissions increased $414.4 million, or 47.9%, to $1,280.0 million for fiscal 2007 from $865.6 million for fiscal 2006. This increase was primarily due to an increase of 58.1% in our volume of cleared exchange-traded futures and options transactions from 673.8 million contracts for fiscal 2006 to 1,065.1 million contracts for fiscal 2007. Approximately 50.8% of this increase in our volume of cleared transactions was due to additional transactions generated by the acquisition of the Refco assets. We experienced an increase in transaction execution and clearing volumes across almost all products, markets and regions. Cleared commissions, as a percentage of total revenues, decreased for fiscal 2007 from fiscal 2006, as a result of higher growth in our interest income, net and principal transactions, during this period.

Principal Transactions

Principal transactions increased $141.0 million, or 88.9%, to $299.6 million for fiscal 2007 from $158.6 million for fiscal 2006. This increase was primarily due to greater market volatility in both the foreign exchange and metals markets (which primarily involve matched-principal execution), predominantly in Europe, resulting in an increased spread between buy and sell transactions and therefore higher revenues. Foreign exchange and metals have historically represented, and continue to represent, the markets in which the largest portion of our matched principal execution occurs. Principal transactions, as a percentage of total revenues, decreased for fiscal 2007 from fiscal 2006, primarily as a result of growth in interest income, net during the period.

Interest Income, Net

Interest income, net, increased $136.5 million, or 63.6%, to $351.1 million for fiscal 2007 from $214.6 million for fiscal 2006. This increase was primarily due to an increase in interest rates combined with a 28.7% increase in the amount of average client balances attributable in large part to client accounts acquired as part of the Refco assets in November 2005. The average federal funds rate in the United States increased from 3.71% during fiscal 2006 to 5.17% during fiscal 2007. The increase in interest income, net, is also due in part to the growth in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities. This was evidenced by the fact that the book value of reverse repurchase and stock borrowed transactions increased $13.2 billion, or 123.9%, to $23.9 billion as of March 31, 2007 from $10.7 billion as of March 31, 2006. In addition, the book value of repurchase and stock loan transactions increased $15.0 billion, or 125.9%, to $27.0 billion as of March 31 2007 from $11.9 billion as of March 31, 2006. Interest expense as a percentage of interest income rose to 91.4% for fiscal 2007 from 84.5% for fiscal 2006. Our client funds as of March 31, 2007 were $15.8 billion, compared to $15.4 billion as of March 31, 2006.

Other Revenues

Other revenues increased $8.6 million, or 29.5%, to $37.8 million for fiscal 2007 compared to $29.2 million for fiscal 2006. Other revenues during these periods consisted primarily of third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support. Other revenues, as a percentage of total revenues, decreased for fiscal 2007 from fiscal 2006, as a result of higher growth in our interest income, net and principal transactions during this period.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees increased $237.0 million, or 51.1%, to $700.4 million for fiscal 2007 from $463.4 million for fiscal 2006. This increase was primarily due to a 48.7% increase in our volume of executed or cleared exchange-traded futures and options transactions from 1,011.4 million contracts for fiscal 2006 to 1,503.5 million contracts for fiscal 2007, combined with a slight shift in clients’ trading to products, markets or regions that result in higher third-party execution and clearing fees. We experienced increased transaction volumes in most of our principal markets, products and geographic regions. Approximately 42.6% of this volume increase was due to incremental transactions generated by the acquisition of the Refco assets, in excess of acquired Refco volume in fiscal 2006. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Execution and clearing fees, as a percentage of total revenues, decreased for fiscal 2007 from fiscal 2006, partly due to the increase in interest income and principal transactions as a percentage of revenues, which do not result in increased execution and clearing fees.

Sales Commissions

Sales commissions increased $156.1 million, or 130.3%, to $275.9 million for fiscal 2007 from $119.8 million for fiscal 2006. This increase reflects the growth in volumes as well as the expansion of business operations through the acquisition of the Refco assets, which included customer accounts and associated legacy relationships with introducing brokers resulting in sales commissions of $122.7 million for fiscal 2007. Depending on the specific arrangements with introducing brokers, increased volumes usually result in a proportionate increase in commissions paid to brokers. Sales commissions, as a percentage of total revenues, increased for fiscal 2007 from fiscal 2006, due in part to a larger percentage of our business being conducted through introducing brokers, primarily from the Refco acquisition, in fiscal 2007.

Other Expenses

Employee Compensation and Benefits

Employee compensation and benefits increased $239.0 million, or 40.1%, to $834.7 million for fiscal 2007 from $595.7 million for fiscal 2006. This increase was primarily due to the 45.7% increase in revenues, net of interest and transaction-based expenses, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. To a lesser extent, our employee compensation and benefits expenses increased due to a larger number of brokerage personnel in fiscal 2007 following the Refco acquisition in November 2005, in addition to the $26.7 million in costs related to the termination of the U.S. defined benefit plans in which our U.S. employees participated. See Note 18 to our audited consolidated and combined financial statements for further details regarding the termination of the plan. Fixed front and back office compensation as a percentage of total employee compensation and benefits decreased to 39.6% for fiscal 2007 from 43.1% for fiscal 2006. This is partly due to the additional charge of $28.0 million for the settlement, curtailment, and other expenses related to the U.S. defined benefit plan included within employee compensation and benefits in fiscal 2007, which is not part of our fixed front and back office compensation. The adoption of SFAS 123R in April 2006 also resulted in a cumulative benefit from accounting change of $1.0 million in fiscal 2007. The benefit from accounting change reflects the net cumulative impact of estimating future forfeitures in determining expenses for the period, rather than recording forfeitures when they occur as previously permitted under APB 25. Employee compensation and benefits, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 60.5% for fiscal 2007 from 62.9% for fiscal 2006. This is mainly due to additional compensation-related expenses incurred during the last quarter of fiscal 2006 of $38.4 million as a result of management’s decision to retain a large number of Refco employees rather than terminating these employees outright after the acquisition.

Communications and Technology

Communications and technology expenses increased $30.0 million, or 41.6%, to $102.2 million for fiscal 2007 from $72.2 million for fiscal 2006. This increase was primarily due to the incremental ongoing expenses associated with servicing additional brokerage personnel and key client accounts and systems, as a result of both our acquisition of the Refco assets and the organic growth of our business. Increases in transaction volumes tend to result in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.4% for fiscal 2007 from 7.6% for fiscal 2006.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $5.3 million, or 21.6%, to $29.8 million for fiscal 2007 from $24.5 million for fiscal 2006. This increase was primarily due to the incremental rent and occupancy expenses associated with the acquired Refco assets and the resulting increase in headcount during the year. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 2.2% for fiscal 2007 from 2.6% for fiscal 2006.

Depreciation and Amortization

Depreciation and amortization increased $18.6 million, or 66.0%, to $46.8 million for fiscal 2007 from $28.2 million for fiscal 2006. This increase was due to the amortization of additional client relationships and other intangibles acquired as part of the Refco acquisition, partially offset by other historical intangible assets getting closer to the end of their remaining useful lives. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.4% for fiscal 2007 from 3.0% for fiscal 2006 reflecting these additional intangible assets.

Professional Fees

Professional fees increased $23.4 million, or 87.6%, to $50.1 million for fiscal 2007 from $26.7 million for fiscal 2006. This increase was primarily due to consulting fees related to the implementation of new regulatory requirements, such as the BASEL II capital adequacy framework, as well as legal costs related to numerous legal proceedings, accounting services and other professional fees incurred during fiscal 2007. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.6% for fiscal 2007 from 2.8% for fiscal 2006.

General and Other

General and other expenses increased $30.9 million, or 66.6%, to $77.3 million for fiscal 2007 from $46.4 million for fiscal 2006. This increase was due primarily to the recording of a legal provision of $5.6 million related to certain litigation reserves during the period, a reversal of translation gains in fiscal 2006 and the recognition of a translation loss in fiscal 2007 creating a $12.3 million change, as well as various other sundry increases. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.6% for fiscal 2007 from 4.9% for fiscal 2006.

IPO-Related Costs

We incurred costs of $33.5 million, or approximately 2.4% of our revenues, net of interest and transaction-based expenses, for fiscal 2007 in connection with the Reorganization, Separation and Recapitalization transactions. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs.

Refco Integration Costs

Refco integration costs decreased by $47.4 million, or 71.0%, to $19.4 million for fiscal 2007 from $66.8 million for fiscal 2006. The Refco integration costs for fiscal 2007 consisted primarily of retention payments to Refco employees. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 1.4% for fiscal 2007 from 7.1% for fiscal 2006.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares increased $93.2 million, or 278.2%, to $126.7 million for fiscal 2007 from $33.5 million for fiscal 2006. These gains for fiscal 2007 were mainly due to gains on sale of NYMEX seats of $53.3 million and CME shares of $2.9 million, as well as mark-to-market gains of $6.0 million on excess CME shares, $16.1 million on excess CBOT shares, $19.2 million on excess NYMEX shares and $23.9 million on excess IntercontinentalExchange, London Stock Exchange, London Mercantile Exchange and Singapore Exchange Ltd. shares. We contributed approximately 60% of our excess exchange seats and shares to a subsidiary of Man Group in connection with the Reorganization and Separation transactions and intend to dispose of substantially all of our remaining excess exchange seats and shares following the IPO. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Net Gain on Settlement of Legal Proceeding

We received a net gain on the settlement of a legal proceeding of $21.9 million, or 1.6% of our revenues, net of interest and transaction-based expenses, for fiscal 2007. This gain was a result of the settlement agreement with Cargill on March 30, 2007 of $28.0 million, net of the contingent asset of $0.8 million recognized at acquisition and the contingent legal costs incurred of $5.3 million.

Interest on Borrowings

Interest on borrowings increased $12.3 million, or 39.0%, to $43.8 million for fiscal 2007 from $31.5 million for fiscal 2006. This increase was primarily due to increased interest rates related to our subordinated debt and intercompany borrowings with Man Group, offset by a decrease in the principal amount of our long-term debt to finance acquisitions and working capital requirements. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.2% for fiscal 2007 from 3.3% for fiscal 2006.

Provision for Income Taxes

Income taxes increased $71.8 million, or 254.6%, to $100.0 million, for fiscal 2007 from $28.2 million for fiscal 2006. Our effective income tax rate was 34.5% for fiscal 2007, up from 32.1% in fiscal 2006. The increase in income tax expense was primarily due to the overall growth of the business at the level of income before income taxes (an increase of $201.7 million, or 229.2%, to $289.7 million for fiscal 2007 from $88.0 million for fiscal 2006). The increase in effective income tax rate primarily relates to a significantly higher taxable profit in relative terms from the United States in fiscal 2007, partly as a result of the non-recurring costs incurred in connection with the acquisition and integration of the Refco assets in fiscal 2006 and non-deductible IPO-related costs incurred in fiscal 2007.

Supplementary Data

The table below calculates adjusted principal transactions revenue, including the net interest generated from transactions related to principal transactions:

	FOR THE THREE MONTHS ENDED

	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008
Principal transactions	$134.5	$57.0	$46.7	$61.3	$100.0	$112.6	$45.6	$23.8
Release of deferred loss on cash flow hedges	—	—	—	—	—	—	—	51.4

Adjusted Principal transactions	$134.5	$57.0	$46.7	$61.3	$100.0	$112.6	$45.6	$75.2
Net interest generated from principal transactions and related financing transactions	(46.1)	25.0	33.8	34.7	0.3	8.2	51.1	35.1

Total Adjusted Principal
Transactions Revenue	$88.4	$82.0	$80.5	$96.0	$100.3	$120.8	$96.7	$110.3

The table below provides an analysis of the components of net interest income:

	FOR THE THREE MONTHS ENDED

	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008
Net Interest generated from client funds and excess cash	$64.1	$73.1	$76.3	$90.2	$88.9	$105.5	$122.7	$91.9
Net interest generated from principal transactions and related financing transactions	(46.1)	25.0	33.8	34.7	0.3	8.2	51.1	35.1

Total Net Interest Income	$18.0	$98.1	$110.1	$124.9	$89.2	$113.7	$173.8	$127.0

Non-GAAP Financial Measures

In addition to our audited consolidated and combined financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S.GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted pre-tax income”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common shares (4) non-GAAP adjusted employee compensation and benefits, and (5) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude the following items from our audited consolidated and combined Statements of Operations, each of which are discussed in greater detail below:

–	Refco integration costs
–	Gains on exchange seats and shares
–	IPO-related costs
–	Tax liability from the Reorganization and Separation
–	Settlement and curtailment of the U.S. pension plan
–	Legal settlements
–	Loss on extinguishment of debt
–	Stock compensation expense due to the accelerated vesting of predecessor Man Group awards
–	Stock compensation expense on IPO awards
–	Employee compensation related to the transfer of the UK defined benefit plan
–	Release of the deferred loss on the cash flow hedge from other comprehensive income/ (loss) to principal transactions
–	Broker-related loss and associated costs, net of bonus reduction

We do not believe that any of these items are representative of our future operating performance. Other than exchange membership gains and losses, these items reflect costs that were incurred for specific reasons outside of normal operations or have resulted from infrequent and unusual circumstances. In addition, some of the expenses referred to above were largely reimbursed to us by Man Group as part of the Recapitalization.

In addition, we may consider whether other significant non-operating or unusual items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

Refco Integration Costs

On November 25, 2005, we acquired the Refco assets. We incurred integration costs as a direct result of the acquisition, related primarily to retention and severance of Refco personnel, of $2.7 million and $19.4 million for fiscal 2008 and 2007, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual and related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance, or that we will incur similar costs or a similar loss in connection with our future acquisitions. We therefore have excluded the Refco integration costs from our adjusted net income and our adjusted income before taxes.

Gains on Exchange Seats and Shares

We recognize unrealized gains or losses on exchange seats and shares that we hold in excess of the number of shares we need to conduct our operations as an executing broker or clearing member. The amount of unrealized gain or loss recorded for each period is based on the fair market value movements of these seats or shares, which can be highly volatile and subject to significant change from period to period. The amount of realized gain or loss recorded for each period is based on sales of excess shares for which we have recorded significant gains following the demutualization of certain exchanges. We believe that the trends in our business are obscured by the presentation of these gains. Since these assets are not, as discussed below, an integral part of our business and normal operations following the Reorganization and Separation transactions, we believe that the use of a non-GAAP measure to exclude these gains is more meaningful to investors in understanding our historical and future results of operations.

In fiscal 2008, substantially all of our excess exchange seats and shares were either contributed to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposed of to third parties. As a result, we do not expect to recognize substantial gains or losses based on the fair market value movements of these seats or shares, subject to changes in the exchange requirements related to these seats or shares. We do not believe that historical gains resulting from exchange seats and shares are representative of our future operating performance. In addition, as a result of the transfer of the majority of all of our excess seats and shares, we do not expect to hold a material portfolio of excess seats or shares going forward, and therefore, absent future demutualizations or changes in trading rights, we do not expect to recognize realized gains or losses on the sale of, or fair market value movements with respect to, a material number of seats or shares in the future.

IPO-related Costs

We have also excluded costs related to the Reorganization, Separation and Recapitalization transactions, which we refer to as IPO-related costs. IPO-related costs consist of legal, accounting, consulting and other professional fees incurred in connection with the Reorganization, Separation and Recapitalization transactions. We incurred these costs solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Tax liability from the Reorganization and Separation

In August 2006, Man Group reorganized its U.S. affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the subsequent IPO had the effect of converting this earlier spin-off transaction into a fully taxable one and triggered a $75.7 million one-time tax charge. Under U.S. income tax principles, one of our U.S. affiliates is liable for this tax, which is being fully reimbursed by Man Group. We have already received from Man Group a deposit in respect of the tax due to the IRS and paid that deposit over to the IRS. This additional tax expense is infrequent and unusual, resulting directly from our Separation from Man Group and the IPO, and is not representative of our historical performance or indicative of our future performance.

Settlement and Curtailment of U.S. Pension Plan

We have also excluded the settlement and curtailment costs related to the termination of the predecessor pension plan in which MF Global employees in the United States participated. We do not believe that these costs will be recurring or are representative of our future operating performance since they directly relate to the termination of the plan in anticipation of the IPO. All pension costs related to this plan have been included within the historical financial statements on a carve-out basis of accounting.

Legal Settlements

We have also excluded settlement costs related to the PAAF litigation in fiscal 2008, as well as two specific legal disputes, including the Midland Euro case, in fiscal 2007. We believe that these potential settlement costs, which relate solely to these specific proceedings, are infrequent and unusual, result from unusual facts or circumstances and are not representative of our historical performance or indicative of our future performance, as they may or may not recur with similar materiality or impact in future periods. We have not incurred settlement costs of similar individual significance within the prior two years.

Loss on Extinguishment of Debt

Prior to the IPO, we held outstanding borrowings that included private placement notes owed to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity from the proceeds of the borrowings under the bridge facility. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt. This loss is infrequent and unusual, resulting directly from the early extinguishment of debt undertaken pursuant to our Separation from Man Group and is not representative of our historical performance or indicative of our future performance. We have not incurred a similar loss in previous years.

Stock Compensation Expense Due to the Accelerated Vesting of Predecessor Man Group Awards

We incurred additional expense during fiscal 2008 related to the accelerated vesting of predecessor Man Group awards pursuant to the plan terms. Prior to the Separation, certain MF Global employees participated in Man Group’s stock-based compensation plans. In connection with the IPO, the employees’ participation in the plans terminated and the employees were treated as ‘good leavers’ resulting in an additional charge related to the vesting of these awards. This additional expense is infrequent and unusual, resulting directly from our Separation from Man Group, and is not representative of our historical performance or indicative of our future performance.

Stock Compensation Expense on IPO Awards

We incurred stock based compensation expense during fiscal 2008 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Employee Compensation Related to Transfer of UK Defined Benefit Plan

A new MF Global pension plan has been set up for a select group of UK employees who had previously participated in a frozen Man Group pension plan and will provide similar benefits as the Man Group pension plan. During fiscal 2008, Man Group transferred the value of assets equivalent to the defined benefits accumulated for these employees to our new plan trust. The deficit between the projected benefit obligation and assets transferred has been be reimbursed to us by Group. This cost was incurred solely because of the transfer of the plan due to the IPO, and as a result we do not believe that it is representative of our historical performance or indicative of future performance.

Release of Deferred Loss on Cash Flow Hedge from other Comprehensive Income/ (Loss) to Principal Transactions

During fiscal 2008, we entered into interest rate forward contracts, in connection with our bridge facility and its anticipated refinancing through the issuance of new debt, which would serve to eliminate the variability of cash flows due to changes in the U.S. Treasury rate. Volatility and turmoil in the credit markets and other events impacted our prospective issuance of debt and caused us to redesign our capital plan. As the planned debt issuance as part of this capital plan does not exactly match the original hedge documentation in place when we originally entered into the interest rate forward contracts, we were not able to maintain hedge accounting in accordance with SFAS 133, and as such recognized a loss from the interest rate forward contracts in principal transactions in the audited consolidated and combined statement of operations, as interest rates declined unfavorably during the year. This loss is infrequent and unusual, resulting directly from the changes in capital markets and other events and reflects a cost of establishing our initial capital structure following the IPO. We do not believe that it is representative of our historical performance or indicative of our future performance, and we have not incurred a similar loss in previous years.

Broker-related Loss and Associated Costs

We have excluded the recently reported bad debt provision of $141.0 million and related costs of approximately $3.1 million, including legal fees and fees related to the review undertaken by two independent consulting firms, as well as the reversal of $50.0 million in bonus accruals we recorded in the fourth quarter of fiscal 2008. These items—the bad debt provision and related expenses, and the bonus reversal—arise from and relate solely to unauthorized trading by a broker operating out of our branch office in Memphis, Tennessee. The bad debt provision and related costs are infrequent and unusual and result from highly unusual facts and circumstances and are not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such a provision or related costs with similar materiality to recur or impact future periods. We have not incurred a bad debt provision of this significance or due to these unusual facts and circumstances in our operating history. In addition, in connection with these events, management determined that a significant portion of our previously recorded bonus accruals should be reversed and therefore the amount of bonus paid to certain senior officers and employees reduced. As the decision to reduce bonus payments (and the related reversal of the bonus accrual) is a consequence of and relates solely to such unauthorized trading activity, we believe it should be excluded for the same reasons and in the same manner as the bad debt provision and related costs.

Our use of non-GAAP Financial Measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) the Refco integration costs, U.S. pension termination costs, IPO-related costs, loss on extinguishment of debt, stock compensation charges due to the accelerated vesting of predecessor Man Group awards, the stock compensation expense on IPO awards, the release of the deferred loss on cash flow hedges from other comprehensive income/ (loss) to principal transactions, and broker-related loss and associated costs as well as the tax liability described above do not reflect our historical operating performance and (2) gains on exchange seats and shares and costs incurred in connection with legal settlements, fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

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

GAAP Reconciliation

The table below reconciles net income to adjusted net income (applying an assumed tax rate of 35% to the adjustments prior to July 1, 2007), and income before taxes to adjusted income before taxes, for the periods presented:

	YEAR ENDED MARCH 31,

	2008	2007	2006
(in millions except per share data)
Income/(loss) before taxes (unadjusted)	$3.6	$289.7	$88.0
Add: Refco integration costs	2.7	19.4	66.8
Add: Refco loss	—	—	11.8
Less: Exchange membership gains	(79.5)	(126.7)	(33.5)
Add: IPO-related costs	56.1	33.5	—
Add: Settlement and curtailment of U.S. pension plan	—	28.0	—
Add: Legal settlements	76.8	(16.3)	—
Add: Loss on extinguishment of debt	18.3	—	—
Add: Stock compensation charge on vesting of predecessor awards	14.6	—	—
Add: Stock compensation charge on IPO awards	59.1	—	—
Add: Employee compensation related to transfer of UK defined benefit plan from Group	3.6	—	—
Add: Release of deferred loss on cash flow hedge from other comprehensive income to principal transactions	51.4	—	—
Add: Broker-related loss and associated costs, net of bonus reduction	94.2	—	—

Adjusted income before taxes	$300.9	$227.6	$133.1

Net income/(loss) (unadjusted)	$(69.5)	$188.0	$59.8
Add: Refco integration costs	2.3	12.6	43.4
Add: Refco loss	—	—	7.7
Less: Exchange membership gains	(52.7)	(82.4)	(21.8)
Add: IPO-related costs	46.6	21.8	—
Add: Tax from Reorganization and Separation	75.7	—	—
Add: Settlement and curtailment of U.S. pension plan	—	18.3	—
Add: Legal settlements	46.1	(10.6)	—
Add: Loss on extinguishment of debt	10.8	—	—
Add: Stock compensation charge on vesting of predecessor awards	9.8	—	—
Add: Stock compensation charge on IPO awards	41.4	—	—
Add: Employee compensation related to transfer of UK defined benefit plan from Man Group	3.6	—	—
Add: Release of deferred loss on cash flow hedge from other comprehensive income to principal transactions	30.3	—	—
Add: Broker-related loss and associated costs, net of bonus reduction	55.5	—	—

Adjusted net income	$199.8	$147.7	$89.1

Adjusted net income per basic share (1)	$1.74	$1.42
Adjusted net income per diluted share (1)	$1.74	$1.42
Adjusted net income per adjusted diluted share (2)	$1.57	$1.16
Adjusted diluted shares outstanding (in millions) (2)	127.0	127.1

(1)	Adjusted net income per share is computed by dividing adjusted net income by the weighted average number of basic and diluted shares outstanding during the period, which for fiscal 2008 was 115.0 million and for fiscal 2007 was 103.7 million shares basic and diluted.
(2)	We believe it is meaningful to investors to present adjusted net income per adjusted diluted common share. Common shares outstanding are adjusted at March 31, 2008 to add back shares underlying an additional 6,984,596 restricted share units granted as part of the IPO Awards that are not considered dilutive under U.S. GAAP and therefore not included in diluted common shares outstanding. As of March 31, 2008, our adjusted diluted shares outstanding were 127.0 million, subject to increase to reflect our grant of additional awards in the future. Since we expect to add back the expenses associated with these awards in determining our adjusted net income in future periods, we believe it is more meaningful to investors to calculate pro forma adjusted net income per common share based on adjusted diluted shares outstanding. We believe that this presentation is meaningful because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of these awards.

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

	YEAR ENDED MARCH 31,

	2008	2007	2006
(dollars in millions)
Employee compensation and benefits (excluding non-recurring IPO awards)	$896.7	$834.7	$595.7
Less: Settlement and curtailment of U.S. pension plan	—	(28.0)	—
Less: Transfer of UK defined benefit pension plan	(3.6)	—	—
Less: Stock compensation charge on vesting of predecessor awards	(14.6)	—	—
Add: Compensation adjustment following broker-related loss	50.0	—	—

Adjusted Employee Compensation and Benefits (excluding non-recurring IPO awards)	$928.5	$806.7	$595.7

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

	YEAR ENDED MARCH 31,

	2008	2007	2006
(dollars in millions)
Total other expenses	$1,624.6	$1,193.9	$860.5
Less: Employee compensation and benefits (excluding non-recurring IPO awards)	(896.7)	(834.7)	(595.7)
Less: Employee compensation related to non-recurring IPO awards	(59.1)	—	—
Less: Refco integration costs	(2.7)	(19.4)	(66.8)
Less: IPO-related costs	(56.1)	(33.5)	—
Less: PAAF Legal settlements	(76.8)	(5.6)	—
Less: Broker-related loss and associated costs	(144.2)	—	—

Adjusted Non-Compensation Expenses	$389.0	$300.7	$198.0

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary uses of cash over the next 12 months to be for working capital and our debt service obligations. We believe we will have sufficient cash on hand to meet these obligations given our expected cash flow from operations and our available sources of liquidity. Our available sources of liquidity include: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks (under which we currently have $500.0 million in outstanding borrowings after giving effect to our borrowing of $350.0 million on June 13, 2008 to repay a portion of the bridge facility maturing on that date as described below); (ii) multiple 364-day revolving committed credit facilities totaling $275.0 million with various banks (under which we currently have $96 million in outstanding borrowings); and (iii) available excess cash in our regulated subsidiaries. We also rely on uncommitted lines from multiple sources to fund our day-to-day clearing operations. As discussed below, we currently have a $1,400.0 million short-term bridge facility under which $350.0 million of outstanding borrowings mature on June 13, 2008 and $1,050.0 million of outstanding borrowings mature on December 12, 2008. We will repay in full the $350.0 million of outstanding borrowings that mature on June 13, 2008 under the bridge facility by borrowing $350.0 million of excess liquidity available under our liquidity facility on that date. We currently expect to reduce the remaining outstanding borrowings under the bridge facility over the next few months with the proceeds from the proposed J.C. Flowers investment and any related equity or equity-related offering, borrowings under the proposed term loan facility and excess capital from internal sources. In order to fully repay the bridge facility by the December 12, 2008 maturity date, we will need to successfully execute our capital plan. As estimated below, these refinancing steps will increase our borrowing costs and other expenses and will have a dilutive effect to our holders of common shares.

Working Capital Needs

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our long-term borrowings. As of March 31, 2008 this was calculated as follows:

	MARCH 31,
	2008	2007
(dollars in millions)
TOTAL ASSETS	49,254.9	51,670.3
Less Non-earning assets:
Memberships in exchanges, at cost	8.9	17.5
Furniture, equipment and leasehold improvements, net	54.9	45.8
Goodwill	74.1	35.8
Intangible assets, net	193.2	202.3
Other assets	224.4	107.4

Subtotal non-earning assets	555.5	408.8

Less Total liabilities:	47,995.0	51,125.5
Add Borrowings	1,729.8	676.6

TOTAL WORKING CAPITAL	2,434.2	812.6

Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our clients’ trading activities. We require that our clients deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 13 to our audited consolidated and combined financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at March 31, 2008 and 2007.

Our working capital needs are primarily limited to regulatory capital requirements that we have satisfied in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements, and we plan to use some of this excess to repay our existing borrowings. Working capital is also generated by having our clients meet margin calls at rates that are often greater than what we have to pay. For example, in Europe, we call clients for margin but we are not required to post margin when there are offsetting client positions. We can therefore generate working capital with unilateral client margin calls.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from counterparty defaults on large transactions due to futures, foreign exchange or securities failures or clients going to delivery without proper instructions or the delayed receipt of client funds. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with short-term borrowings.

As discussed above, we rely on uncommitted lines from multiple sources to fund day-to-day clearing operations. If these lines are not available to us we may have to reduce our clearing business, which may negatively impact our revenues.

As a matter of policy, we maintain excess capital to provide liquidity during periods of unusual market volatility, which has been sufficient in the past to absorb the impact of volatile market events. Similarly, for our brokerage activities in the OTC markets, despite these transactions being brokered as principal and not as agent, we have adopted a futures-style margin methodology to protect us against price movements, and this also reduces the amount of capital needed to conduct business because, even if we are required to post funds with clearing organizations or other counterparties in order to facilitate client-initiated transactions, we are able to use client deposits for this purpose rather than our own funds. In determining our required capital levels, we also consider the potential for counterparty default on a large transaction, which would require liquidity to cover, or a settlement failure due to mismatched settlement instructions. In many cases, other stock can be pledged as collateral under secured lending against such failure. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements.

Bridge Facility

Prior to the Separation, our long-term debt consisted of subordinated borrowings from Man Group and private placement notes. In connection with the IPO, one of our U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400.0 million, which we refer to as the bridge facility.

In July 2007, MF Global Finance USA Inc. borrowed $1,400.0 million under the bridge facility, which was guaranteed by MF Global, with several financial institutions, including affiliates of certain underwriters in our IPO. All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In repaying the private placement notes and terminating the interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million. In January 2008, we amended the bridge facility to extend the maturity date for $1,050.0 million of the $1,400.0 million of the outstanding borrowing by six months to December 12, 2008 and increased the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate will be increased by an additional 0.25% as of and after June 13, 2008 and an additional 0.25% as of and after September 13, 2008. We paid a one-time up-front fee of 5 basis points upon amending our bridge facility. We will pay an additional upfront fee equivalent to 5 basis points on June 13, 2008. The remaining borrowings of $350.0 million under the bridge facility mature on June 13, 2008.

Our current borrowings under the bridge facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.32% per annum, or 0.72% with respect to those lenders who are party to the amendment described above, based on our current senior unsecured non-credit enhanced credit ratings from Standard & Poor’s and Moody’s (and before giving effect to the pending rate increases described above). Our current interest rate could increase by between 0.09% to 0.23% per annum if the rating agencies reduce our credit rating as set forth in the bridge facility. Advances are subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, MF Global’s ability to be acquired, fundamental changes to our business and failure to maintain required regulatory capital. We paid an arrangement fee of $0.5 million and an administration fee of $0.1 million in connection with the bridge facility and liquidity facility (described below). In addition, based on our credit ratings, we also expect to pay a facility fee of 0.08% per annum during the period the bridge facility is in effect.

When we entered into the bridge facility, we planned to issue debt securities within a few months following our IPO to replace the bridge facility. In anticipation of issuing this new debt, we entered into interest rate forward contracts to eliminate the variability of cash flows due to volatile market conditions and fluctuations in the U.S. Treasury rate. During the second half of fiscal 2008, our ability to raise debt was negatively impacted by decreasing interest rates and turmoil in global debt markets. The conditions in the capital markets and the various events impacting us during the fourth quarter of fiscal 2008 caused us to redesign our capital plan. As this capital plan differed from the original plan in place when we entered into the interest rate forward contracts, we were not able to maintain hedge accounting in accordance with SFAS 133 and as such recognized the full loss from the interest rate forward contracts of $51.4 million in our audited consolidated and combined statement of operations for fiscal 2008.

Capital Plan

Our capital plan consists of the following initiatives:

•

Backstop Commitment and Proposed Offering. We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, J.C. Flowers will purchase a minimum of $150.0 million and a maximum of $300.0 million of a new series of convertible preference shares depending on the amount of equity or equity-related securities that are sold in any offering prior to the closing date. The proceeds from the commitment and the potential offering will be used to repay a portion of the bridge facility. J.C. Flowers’ obligation to purchase these securities is conditioned upon our obtaining debt and/or equity financing prior to the closing date that together with the proceeds of the backstop commitment will be at least $750.0 million and have terms no less favorable to us than certain specified terms, as well as customary conditions such as the absence of a material adverse change in our business. For a description of the J.C. Flowers transaction, see “—Significant Business Developments—The Proposed J.C. Flowers Investment”. The closing for the J.C. Flowers transaction is scheduled for July 2008 unless extended by the parties.

•

Use of Excess Capital. We intend to pursue the withdrawal of excess capital from internal sources to repay a portion of the bridge facility. Any withdrawals from our regulated subsidiaries are subject to the approval or notice of our regulators.

•

Use of Excess Liquidity. On June 13, 2008, we will borrow $350.0 million of excess liquidity under our existing liquidity facility to repay the portion of the bridge facility that matures on that date.

•

Bridge Refinancing. We entered into a commitment letter with several banks, dated as of May 23, 2008 and effective as of June 11, 2008, that provides for a two-year, $450.0 million unsecured term loan facility intended to enable us to repay a portion of the outstanding borrowings under the bridge facility that mature on December 12, 2008. Pursuant to the terms of the commitment letter, and subject to completion of mutually satisfactory loan documentation, we will be permitted to borrow funds in a single drawing under the term loan facility on or prior to July 31, 2008. Interest on any loan extended under the term loan facility will bear interest, at our option, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on our credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on our credit rating. The applicable margin will increase by 100 basis points on the first anniversary of the closing date of the term loan facility and by 200 basis points on all overdue amounts. Loans outstanding under the term loan facility may be prepaid without penalty, subject to certain restrictions.

The closing of the term loan facility is expected to occur on or prior to July 31, 2008 and is subject to completion of mutually satisfactory definitive loan documentation. In addition, any borrowings under the term loan facility are subject to the satisfaction of certain conditions precedent, including the absence of a material adverse change in our business or financial condition, compliance with applicable laws, the accuracy of our representations and warranties, the absence of events of default, the absence of any competing offering of any debt securities or bank financing, our issuance of preferred shares or other equity interests for proceeds not less than $300.0 million, the continuing effectiveness of the existing liquidity facility with limitations on the amounts thereof we may use to repay the bridge facility in addition to arrangements being made to ensure that additional compensation is paid to lenders under the liquidity facility to effectively increase their yield, and approval of an amendment to the bridge facility to increase the rate of interest thereunder and provide for certain mandatory prepayments thereof. The term loan facility will contain customary representations and warranties as well as financial and other covenants. The financial covenants include minimum net worth, a maximum leverage ratio of adjusted total indebtedness to adjusted EBITDA, a minimum interest coverage ratio of adjusted EBITDA to interest expense, a maximum ratio of total indebtedness to capitalization and a minimum ratio of net cash capital to net liquid assets. We will also be subject to limitations on material changes in lines of business, limitations on liens and indebtedness, certain restrictions on mergers and sales of property, compliance with laws, conduct of business and maintenance of existence, material licenses and membership, compliance with regulatory capital standards and restrictions on use of proceeds. If we fail to pay any amount when due, we make a misrepresentation or breach one of our covenants, under the term loan facility, if any other outstanding debt is accelerated, upon certain events of bankruptcy or liquidation or upon a change of control or ownership, an event of default will occur under the term loan facility.

The fee letter we entered into in connection with the commitment letter includes features that will permit certain increases in applicable margins or changes in other terms and conditions as may be required to permit the completion of a successful syndication of the term loan facility and also includes a securities demand feature that may be called upon by the banks if necessary. The securities demand feature allows the arrangers to require us to publicly or privately issue debt or convertible securities in the event that, after July 31, 2008, such an issuance is necessary to achieve a satisfactory syndication of a portion of the loan commitments provided for in the commitment letter to other lenders. Any securities demand will provide for an “all in” yield to maturity, in the case of debt securities, not to exceed the greater of (i) 11% per annum and (ii) the treasury rate plus 700 basis points and, in the case of convertible securities, not to exceed the greater of (i) 7% and (ii) the treasury rate plus 300 basis points, and in each case a maturity date not less than two years or more than five years from the issue date. In addition, any such securities issue shall not be less than $100.0 million and may be rounded up to the nearest $100.0 million as necessary.

In connection with signing the commitment letter, we paid a non-refundable aggregate commitment fee to certain of the banks equal to $1.13 million in addition to an arrangers’ fee with additional fees to be paid on the closing date of the term loan facility.

•

Alternative Financing Sources. We may decide to raise additional equity or equity-related financing in an amount that could offset up to half of the J.C. Flowers backstop commitment and perhaps raise additional funds. We may also pursue other financing alternatives. The timing and terms of any such financings have not been determined. Whether we will seek to raise equity funds and if so how much will depend on market conditions, the other components of our capital plan and other factors.

After giving effect to the repayment of our bridge facility, the backstop commitment as if taken up in full, without giving effect to any offsetting equity or equity-related financing, new bank or other debt financing and the use of excess capital and liquidity, we expect to have outstanding long-tem borrowings of $950.0 million, which will allow us to have $1,000.0 million in available committed liquidity under our existing liquidity facility (which expires in 2012). We cannot assure you that we will be successful in implementing our capital plan on a timely basis, on favorable terms or at all, or that we will not need to draw further on our existing liquidity facility. We expect that our capital plan will substantially increase our financing costs going forward, will subject us to additional operating covenants that may restrict our ability to conduct or expand our business and will have a dilutive effect on our outstanding common shares.

If we are unable to implement our capital plan promptly and as anticipated, we could face additional credit rating issues and our liquidity would be adversely affected, which in turn would have a material adverse effect on our business, financial condition and share price. See “Item 1A. Risk Factors—Risks Related to Our Capital Needs and Financial Position—We must maintain substantial amounts of capital and liquidity to conduct and grow our business” and “—We will need to obtain additional financing in the near future. Our liquidity will be adversely affected if we are unable to do so timely and on favorable terms”.

Credit Facilities and Sources of Liquidity

In addition to the bridge facility, we have a $1,500.0 million five-year unsecured committed liquidity facility with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility. The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.31% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. Our interest rate could increase by between 0.09% to 0.215% per annum if the rating agencies reduce our credit rating as set forth in the liquidity facility. In addition, we paid a one-time up-front fee of 5 basis points and expect to pay a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. As of March 31, 2008, $150.0 million was outstanding under these facilities, with the remainder available to us as a committed facility.

The liquidity facility contains financial and other covenants that are similar to those in the bridge facility. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. We have filed the full text of the facility as an exhibit to this report, and you should refer to the exhibit for additional information about the facility.

We also have 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275.0 million, under similar terms as the $1,500.0 million liquidity facility. Of this $275.0 million facility, $225.0 million expires in September 2008, and $50.0 million expires in November 2008. As of March 31, 2008, $96.0 million was outstanding under these facilities. Additionally, one of our subsidiaries has a local 364-day revolving credit facility for 55.0 million Canadian Dollars, of which $30.3 million was outstanding as of March 31, 2008.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of March 31, 2008, we had $95.0 million of issued letters of credit.

Prior to the IPO, we also had access to funding through Man Group’s committed and uncommitted lines of credit which we could use to assist with working capital requirements, as needed. These lines of credit are no longer available to us. As a result, we have obtained independent sources of liquidity through the credit facilities discussed above.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net increases/ (decreases) in cash and cash equivalents:

	YEAR ENDED MARCH 31,

	2008	2007	2006
(dollars in millions)
Cash flows from:
Operating activities	$(1,074.6)	$197.3	$442.7
Investing activities	89.2	19.6	(235.0)
Financing activities	746.0	49.5	94.6
Effect of exchange rate changes	27.9	12.6	(0.5)

Net increase/(decrease) in cash and cash equivalents	$(211.5)	$279.0	$301.9

Operating Activities

Net cash used in operating activities was $1,074.6 million in fiscal 2008, compared to net cash received of $197.3 million and $442.7 million in fiscal 2007 and 2006, respectively. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, loss on extinguishment of debt, loss on cash flow hedges, and deferred income taxes, as well as the effects of changes in working capital. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the years ended March 31, 2008, 2007, and 2006, these arrangements resulted in net cash used of $4,329.7 million and net cash received of $1,809.5 million and $1,467.9 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the years ended March 31, 2008, 2007, and 2006, resulting in cash generated of $4,027.2 million, and cash used of $3,423.0 million, and $3,930.1 million respectively. Overall, in fiscal 2008, the movements in these arrangements drove the large decrease in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for fiscal 2008 and 2006 resulted in cash used of $1,430.8 million and $2,126.4 million, respectively, as compared to cash generated of $937.1 million for fiscal 2007. This activity directly impacts our operating cash flows, as was evidenced during fiscal 2008.

Our client activities generate or use operating cash flows, which we finance through various steps we undertake to enhance yield. There has been a change in our balance sheet from December 31, 2007 to March 31, 2008, and we analyze the changes to our client activities and how we have financed this as follows:

	12/31/07	3/31/08	Change
(dollars in billions)
Drivers of Liquidity—Client Activity
Receivables—Customers, net of allowances	$1.5	$2.4	$(0.9)
Payables—Customers	(19.4)	(15.3)	(4.1)

Receivables—Brokers, dealers, and clearing organizations	8.7	7.1	1.6
Payables—Brokers, dealers, and clearing organizations	(4.6)	(6.3)	1.7

Net sources/(uses)				(1.7)

Yield Enhancement Activities
Cash and cash equivalents	1.9	1.5	(0.4)
Restricted cash	6.3	5.9	0.4
Securities purchased under agreements to resell	30.0	18.4	11.6
Securities sold under agreements to repurchase	(22.4)	(18.6)	(3.8)

Net			7.8

Securities borrowed	3.8	4.6	(0.8)
Securities loaned	(8.2)	(3.2)	(5.0)

Net			(5.8)

Securities owned, at fair value	14.2	8.0	6.2
Securities sold, not yet purchased, at fair value	(8.4)	(1.9)	(6.5)

Net			(0.3)

Net funding sources/(uses)				1.7

Net cash inflow/(outflow)				$0.0

Investing Activities

Net cash received in investing activities was $89.2 million and $19.6 million for fiscal 2008 and 2007, respectively, compared to net cash used of $235.0 million for fiscal 2006. These activities primarily relate to proceeds received from sale of seats and shares, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In fiscal 2008 we received cash of $177.1 million from the sale of exchange seats and shares, which was partially offset by $58.5 million used (net of cash acquired) in connection with our acquisitions of Broker One, FXA, and ChoiceOdds Gaming, as well as $28.6 million of cash used to purchase furniture, equipment and leasehold improvements. In fiscal 2007, we received cash of $61.1 million from the sale of exchange seats and shares, which was partially offset by $15.0 million used in the acquisition of Dowd Wescott, as well as $26.4 million of cash used to purchase furniture, equipment and leasehold improvements. In fiscal

2006, we used $297.6 million (net of cash acquired) in connection with our acquisition of the Refco assets and $19.4 million to purchase furniture, equipment and leasehold improvements, which was partially offset by cash received of $87.9 million from the sale of exchange seats and shares.

Financing Activities

Net cash generated by financing activities was $746.0 million, $49.5 million and $94.6 million for fiscal 2008, 2007, and 2006, respectively. For fiscal 2008, this mainly related to the change in capital structure related to the Reorganization, Separation and Recapitalization. This included proceeds from the bridge facility of $1,400.0 million, proceeds from other short-term borrowings of $244.5 million, proceeds from the Recapitalization of $516.2 million received from Man Group and the receipt of $55.0 million from Man Group as indemnification of a tax liability paid by us for an internal spin-off completed by Man Group prior to the IPO. These increases in cash were offset by $472.6 million used to repay the private placement notes owed to third parties, and $927.4 million paid to Man Group as repayment of all intercompany borrowings. For fiscal 2007 and 2006, net cash received in financing activities primarily relates to proceeds from short-term borrowings, as well as proceeds from borrowings from Man Group. There were also dividends paid to Man Group during fiscal 2008, 2007 and 2006 of $1.0 million, $3.8 million and $6.1 million, respectively.

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

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2008:

	PAYMENTS DUE BY PERIOD (in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations (1)	$248,187	$33,170	$58,874	$41,321	$114,822
Bridge facility (2)	1,400,000	1,400,000	—	—	—
FIN 48 liabilities	26,078	1,920	13,345	10,813	—

	$1,674,265	$1,435,090	$72,219	$52,134	$114,822

(1)	We have operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment, and computer hardware. Under certain circumstances, payments may be escalated.
(2)	We have a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400 million. See Note 9 to our audited consolidated and combined financial statements for further details.

Off-Balance Sheet Arrangements and Risk

We are a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated or combined Balance Sheets for these arrangements.

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

In the normal course of business, our client activities involve the execution, settlement and financing of various client transactions. These activities may expose us to off-balance sheet risk in the event our client or the other broker is unable to fulfill its contracted obligations and we have to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty with which we conduct business. See “Liquidity and Capital Resources—Credit Facilities and Sources of Liquidity” above for discussions of letters of credit issued to our clients.

Critical Accounting Policies and Estimates

The preparation of our audited consolidated and combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our audited consolidated and combined financial statements and on the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. We consider these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact our financial statements. For example, if factors such as those described in “Item 1A. Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

Our significant accounting policies are summarized in Note 2 to our audited consolidated and combined financial statements. We believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on our financial condition or operating performance is material.

Intangible Assets, Net

Our intangible assets represent the cash we paid in a business acquisition for the purchase of customer relationships, technology assets, and trade names. We amortize finite-lived intangible assets over their estimated useful lives on a straight-line basis, which range from 4 to 14 years, unless the economic benefits of the intangible are otherwise impaired. We review our intangible assets at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Allowance for Doubtful Accounts

Our receivables are generally collateralized with marketable securities. Our allowance for doubtful accounts is based upon management’s continuing review and evaluation of relevant factors, such as collateral value, aging and the financial condition of our clients. The allowance is assessed to reflect our best estimate of probable losses that have been incurred as of the balance sheet date. Any changes are included in the current period operating results. In circumstances where a specific client’s inability to meet its financial obligation is known, we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected.

Although these reserves have been adequate historically, the default of a large client or prolonged period of weakness in global financial markets could adversely affect the ability of our clients to meet their obligations.

Income Taxes

In the normal course of business, we enter into transactions for which the tax treatment is unclear or subject to varying interpretations. In addition, filing requirements, methods of filing, and the calculation of taxable income in various federal, state and local, and international jurisdictions are subject to different interpretations.

We evaluate and assess the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods, and taxable income calculations after considering statutes, regulations, judicial precedent, and other information, and maintain tax accruals consistent with our evaluation of these relative risks and merits. The result of the evaluation and the assessment is, by nature, an estimate. We are routinely subject to audit and challenges from taxing authorities. If a tax audit or challenge results in an additional tax, penalties, or interest different than amounts previously accrued, we accrue the difference in the period in which the matter concludes.

Legal and Regulatory Reserves

In the ordinary course of business, we have been named as a defendant in a number of legal and regulatory proceedings. We estimate potential losses that may arise out of legal and regulatory proceedings and recognize liabilities for such contingencies to the extent such losses are probable and the amount of loss can be reasonably estimated. We review outstanding claims with internal and external counsel to assess probability and estimates of loss. We reassess the risk of loss as new information becomes available, and reserves are adjusted, as appropriate. Any future increases to our loss contingency reserves or releases from these reserves may affect our results of operations.

Fair Value of Financial Instruments

Financial instruments and related revenues and expenses are recorded in the audited consolidated and combined financial statements on a trade-date basis. Financial instruments include related accrued interest or dividends. Market value generally is based on published market prices or other relevant factors, including dealer price quotations. Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is determined using external market quotations or the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates that the aggregate fair value of financial instruments recognized on the combined balance sheets, including receivables, payables, accrued expenses and subordinated borrowings, approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent fair value repricing.

Commissions

Commission revenues are recorded on a trade-date basis as client transactions occur. Fees are charged at various rates based on the product traded and the method of trade. Execution-only commissions consist of income charged for executing trades for counterparties that have clearing accounts with other broker institutions. Cleared commissions reflect income earned from clients with clearing accounts with us.

Principal Transactions

Revenues from matched-principal transactions are recorded in principal transactions in the audited consolidated and combined statements of operations. For these activities, a commission is not separately billed to the client; instead a commission equivalent amount is included in the transaction revenues following its execution on behalf of the client.

Principal transactions are recorded on the trade date. Profits and losses arising from transactions entered into for our account and risk are recorded on a trade-date basis.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on our results of operations and financial condition upon adoption.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS No. 140-3”) which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. We are currently evaluating the impact FSP FAS No. 140-3 will have on our results of operations and financial condition upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS No. 160 will have on our results of operations and financial condition upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are considering the election of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of SFAS No. 157 on our results of operations and financial condition.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to numerous risks in the ordinary course of our business. Management believes that effective risk management is critical to the success of our business. We have a comprehensive risk management structure and processes to monitor, evaluate and manage the principal risks we assume in conducting our business. The principal risks we face include:

•	market risk
•	credit risk
•	cash liquidity risk
•	operational risk
•	regulatory capital risk

Market Risk

We are exposed to market risk primarily from foreign currency exchange rate fluctuations related to our international operations; changes in interest rates that impact the amount of interest income we earn and interest expense we pay on cash balances and secured financing transactions; as well as our variable rate debt instruments; and, to a lesser extent, equity price risk. We seek to mitigate market risk by using a combination of cash instruments and exchange-traded derivatives to hedge our foreign currency and interest rate market exposure.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of our assets located outside of the United States. To hedge this risk, we purchase forward contracts, which serve to manage fluctuations in foreign currency rates and our global exposure related to our non-U.S. dollar operating transactions.

Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and euros. The largest percentage of our revenues is denominated in U.S. dollars while a large portion of our non-U.S. dollar expenses is denominated in British pounds. As a result, our earnings can be affected by changes in the U.S. dollar/British pound and U.S. dollar/euro exchange rates. While we seek to mitigate our exposure to foreign currency exchange rates through hedging transactions, we may not be successful.

Going forward, we intend to hedge certain foreign exposures on a forward basis at the beginning of the year, adjusting and optimizing our hedging strategy as appropriate. A large percentage of our employee compensation is variable and not subject to currency risk at year-end due to the fact that we convert these foreign commitments to U.S. dollars on a monthly basis with no adjustment required at quarter-end that could impact our earnings’ volatility. We also intend to hedge our fixed expenses where possible. However, there may be certain expenses that we do not hedge. The table below shows the approximate increase in our other expenses due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the twelve months ended March 31, 2008 against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in other expenses (in millions)
British pounds	10%	$21.6

Euros	10%	$3.4

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. We are exposed to interest rate risk on debt, client cash and margin balances and positions carried in equity securities, options and futures.

In the ordinary course of our operations, we have limited our exposure to interest rate risk. Our balance sheet, which reflects a substantial amount of short-term and highly liquid assets, frequently also reflects matching liabilities (and vice versa). We generate interest income from the positive spread earned on client deposits or secured client financing transactions, and the basis for the calculation of interest received and paid is matched. This is the case in both rising and falling interest rate environments, although we have the opportunity to create higher levels of interest income in a rising interest rate environment. Based on our portfolio as of March 31, 2008 (taking into account our related hedging activities), a 25 basis point decrease in interest rates would result in a decrease in our annual revenues of approximately $5.5 million. We may, from time to time, hedge a portion of our portfolio against rate reductions.

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

For execution-only clients, our principal credit risk arises from the potential failure of our clients to pay commissions on those trades (“commission risk”). We are also exposed to the risk that a clearing broker may refuse to accept the client’s trade, which would require us to assume the positions and the resulting market risk. For cleared clients, our principal credit risk arises from the requirement that we pay variation margin to the exchanges before we receive margin from clients (“margin risk”). Most clients are required to cover initial and variation margin with cash and are required to pay any margin deficits within 24 hours. In line with market practices, we also provide unsecured credit lines to some clients to enable them to post initial and variation margin, which exposes us to additional credit risk (“unsecured credit risk”). We are also exposed to the risk of default by counterparties in respect of positions held with them, which are mainly exchanges, clearinghouses and highly rated and internationally recognized banks (“default risk”).

Margin Risk

Our clients are required to maintain margin accounts with collateral sufficient to support their open trading positions. While we initially establish each client’s margin requirement at the level set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions, a client’s subsequent trading activity or adverse market changes may cause that client’s previous margin payments to be inadequate to support their trading obligations, which, in instances where we serve as the exchange clearing member for the trade, would require us to cover any shortfall and thereby expose us to potential losses. When we act as a clearing broker, we are also responsible to our clearing clients for performance by the other party to the transaction. While the other party is often a clearinghouse (through “novation” or substitution), in some OTC trades it may be another clearing broker or even a counterparty and, unless the other side is a counterparty, we generally do not receive collateral to secure its obligations. Our margin risk also arises when a clearing member defaults on its obligations to a clearinghouse in an amount larger than its margin and clearing fund deposits, and the shortfall is absorbed pro rata from the deposits of other clearing members. Such a default by a clearing member of a clearinghouse of which we are also a clearing member could result in losses to us, including losses resulting from the defaults of other market participants.

Unsecured, Uncommitted Credit Risk

We may grant credit to counterparties to facilitate business in the normal course of our business for which we do not require cash or collateral. Generally, these are uncommitted lines which we can rescind at any time.

Default Risk

The default risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations under a derivative contract, we could incur a loss when we cover the resulting open position because the market price has moved against us. Settlement risk is the possibility that we may pay a counterparty, such as a bank in a foreign exchange transaction, and fail to receive the corresponding settlement in turn. Many of these exposures are subject to netting agreements which reduce the net exposure to us. Limits for counterparty exposures are based on the creditworthiness of the counterparty and are subject to formal lines of approval. Our credit risk is diversified between clients and counterparties across a wide range of markets and jurisdictions.

Our exposure to credit risk associated with our clients’ trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Our credit exposures arise both in relation to contractual positions that are essentially fixed in amount, such as bank deposits, and also in relation to derivative contracts whose value changes as market prices change. For such derivative contracts, the credit risk does not depend solely on the current value of the contract, but also on the potential value of the exposure (net of any margin held as collateral) at any point during the term of the contract. We use a stochastic model to assess the potential or stressed value of such exposures and these are used as an input in our evaluation of the credit risk in our economic capital methodology. As illustrated in the chart below, a substantial majority of our credit portfolio is represented by highly rated counterparties.

Analysis of Stressed Credit Exposures

As of March 31, 2008

The ratings scale used in the chart presented above is based on our internal risk ratings, which use the ratings categories used by Standard & Poor’s. Ratings of BB+ or less are considered speculative, or below “investment grade”. Credit lines to clients are subject to formal lines of approval and are reviewed at least annually. The amount of margin we require from our clients is based in part on these internal risk ratings. Concentrations of credit risk can be affected by changes in political, industry or economic factors.

Risk Mitigation

To mitigate these risks, we employ a number of stress-testing and other techniques to monitor the market environment and our clients’ risk of default based upon the exposure created by their open positions. These techniques may include:

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

Where appropriate, we may also use software to test the adequacy of initial margins and, where appropriate, set margin requirements at higher levels than those requested by the exchanges to minimize credit risk. Most clients are required to cover initial and variation margins with cash. We monitor client activity levels daily to ensure credit exposures are maintained in accordance with agreed risk limits. Daily and, if required, intra-day margin calls are made on clients to reflect market movements affecting client positions. Financial analysis is performed to evaluate the effect of potential market movements on client positions and may result in clients being asked to reduce positions. Generally, we reserve the right to liquidate any client position immediately in the event of a failure to meet a margin call.

On cleared business, we may require the initial margin to be paid by clients as a deposit before they commence trading. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions. For fiscal 2008, 2007 and 2006, our bad debt, as a percentage of revenues, net of interest and transaction-based expenses, excluding our broker-related loss that occurred in February 2008, were 0.6%, 0.3%, and 0.5%, respectively. For fiscal 2008, 2007, and 2006, our transactional errors as a percentage of revenues, net of interest and transaction-based expenses, were 1.0%, 0.9%, and 1.1%, respectively. Including the broker-related loss, our bad debt, as a percentage of revenues, net of interest and transaction-based expenses, for fiscal 2008 was 9.2%.

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

Historically, we have segregated up to an aggregate amount of $800.0 million of unrealized profits from trading in the OTC markets by certain funds (which Man Group refers to as investment products) that are part of Man Investments and to which we provide clearing services. In addition, as we often do in the ordinary course of our dealings with substantial clients, we provided relief for these investment products’ initial margin requirements from time to time, in this case in the form of a credit line against initial margin requirements, in an aggregate amount up to $500.0 million at any time outstanding. We were also segregating the initial margin requirements of Man Investments related to Eurex and Euronext. In March 2008, we modified the existing agreement with Man Investments, and following that, these funds have started using other providers for clearing services, thereby substantially reducing our obligation to provide these funding requirements. We may also reduce the amount of financing we provide with respect to certain trading activities due to market conditions or other factors, which could also affect our funds available to satisfy our liquidity requirements. We model and test our potential liquidity scenarios to ensure that we maintain available resources to satisfy different liquidity scenarios.

When we take positions for our own account, we do so generally in response to or in anticipation of client demand, particularly to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction. When we execute client orders in this manner we do so on a matched-principal basis, by entering into the requested trade for our own account and entering into an offsetting trade with another party relatively quickly. However, executing client orders on this basis exposes us to market risks for limited periods or to a partial extent—that is, to the risk market prices will change before we are able to enter into an offsetting trade that eliminates our exposure to loss from changes in market prices or to the risk the offsetting trade we may execute may differ in certain respects, such as duration or other terms, and therefore not entirely offset our market risk. We believe that, because we take positions for our own account primarily to facilitate client trades and for hedging purposes, we are less susceptible to the cash liquidity risks faced by many proprietary traders. Under adverse conditions, however, our cash liquidity risk may be heightened to the extent that we are required to satisfy obligations relating to open client positions that exceed the amount of collateral available in their margin accounts. To address this risk, we have developed a liquidity policy.

Our liquidity policy seeks to ensure that we maintain access to liquidity at both our unregulated and regulated subsidiaries. As discussed above, we must observe all relevant exchange margin requirements, and we maintain our own, in many cases more stringent, margin requirements, which are intended to ensure that clients will be able to cover their positions in most reasonably foreseeable economic environments. Our liquidity policy requires that we have sufficient readily available liquid assets and committed liquidity facilities to ensure that we can meet our financial obligations as they become due under both normal and some unusual or distressed market conditions. To this end, our policy requires that we have sufficient liquidity to satisfy all of our cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1.5 billion five-year revolving unsecured credit facility with a syndicate of banks. In addition, we have entered into 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275.0 million, under similar terms as the liquidity facility. We also have committed and uncommitted credit lines, together with substantial multiple trading lines from a large and highly diversified group of financial institutions to support the business in respect of settlement and intra day requirements. We also anticipate accessing these facilities and credit lines from time to time.

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

Operational Risk

Our operations are subject to a broad and significant number of risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties. We have established systems and processes to monitor our computer systems, platforms and related technologies and to address issues that arise promptly. We have also established several disaster recovery facilities in strategic locations to ensure that we can continue to operate without significant interruption in the event that our primary systems are damaged. As with our technological systems, we have established an array of policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies and by taking into account the possibility of operational losses as part of our budget and economic modeling processes.

Regulatory Capital Risk

Various domestic and foreign governmental bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regu-

lators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example since January 1, 2008, we have been subject to the requirements of the European Union’s Capital Requirements Directive. These requirements are in the process of being agreed with the United Kingdom’s Financial Services Authority.

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value of our principal positions due to adverse market movements over a defined time horizon with a specified confidence level.

As of March 31, 2008, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $1.6 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MF Global Ltd.:

In our opinion, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of operations, comprehensive income, changes in shareholders’ equity/equity and cash flows present fairly, in all material respects, the financial position of MF Global Ltd. and its subsidiaries (the “Company”) at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

June 11, 2008

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2008	2007	2006
Revenues
Execution only commissions	$486,192	$386,533	$261,758
Cleared commissions	1,528,642	1,280,047	865,638
Principal transactions	281,912	299,546	158,540
Interest income	3,669,020	4,090,431	1,388,141
Other	54,081	37,836	29,152

Total revenues	6,019,847	6,094,393	2,703,229

Interest and transaction-based expenses:
Interest expense	3,165,247	3,739,310	1,173,525
Execution and clearing fees	927,369	700,435	463,407
Sales commissions	290,972	275,916	119,814

Total interest and transaction-based expenses	4,383,588	4,715,661	1,756,746
Revenues, net of interest and transaction-based expenses	1,636,259	1,378,732	946,483

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	896,694	834,710	595,676
Employee compensation related to non-recurring IPO awards	59,131	—	—
Communications and technology	118,732	102,234	72,235
Occupancy and equipment costs	35,622	29,823	24,497
Depreciation and amortization	54,820	46,777	28,220
Professional fees	74,576	50,082	26,678
General and other	108,334	77,335	46,407
PAAF legal settlement	76,814	—	—
Broker-related loss	141,045	—	—
IPO-related costs	56,133	33,531	—
Refco integration costs	2,709	19,382	66,768

Total other expenses	1,624,610	1,193,874	860,481
Gains on exchange seats and shares	79,519	126,712	33,504
Net gain on settlement of legal proceeding	—	21,900	—
Loss on extinguishment of debt	18,268	—	—
Interest on borrowings	69,301	43,807	31,480

Income before provision for income taxes	3,599	289,663	88,026
Provision for income taxes	66,587	100,000	28,237
Minority interests in income of combined companies (net of tax)	4,871	1,733	283
Equity in earnings of unconsolidated companies (net of tax)	(1,683)	69	289
Net (loss)/ Income	$(69,542)	$187,999	$59,795

Earnings per share (see Note 12):
Basic	$(0.60)	$1.81
Diluted	$(0.60)	$1.81
Weighted Average number of common shares outstanding:
Basic	115,027,797	103,726,453
Diluted	115,027,797	103,726,453

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(Dollars in thousands, except share data)

	MARCH 31,

	2008	2007
Assets
Cash and cash equivalents	$1,481,084	$1,692,554
Restricted cash	5,976,799	4,474,678
Securities purchased under agreements to resell	18,424,363	19,056,287
Securities borrowed	4,649,172	4,843,281
Securities received as collateral	623,752	555,229
Securities owned, at fair value ($4,142,612 and $10,126,783 pledged, respectively)	8,048,513	13,598,979
Receivables:
Brokers, dealers and clearing organizations	7,085,652	6,185,144
Customers (net of allowances of $15,958 and $13,370 respectively)	2,367,461	801,643
Affiliates	716	12,004
Other	41,835	41,741
Memberships in exchanges, at cost (market value of $43,167 and $140,904, respectively)	8,909	17,514
Furniture, equipment and leasehold improvements, net	54,911	45,756
Goodwill	74,145	35,767
Intangible assets, net	193,180	202,291
Other assets	224,379	107,404

Total Assets	49,254,871	51,670,272

Liabilities and Shareholders’ Equity/ Equity
Short-term borrowings, including current portion of long-term borrowings	1,729,815	82,005
Securities sold under agreements to repurchase	18,638,033	16,874,222
Securities loaned	3,188,154	10,107,681
Obligation to return securities borrowed	623,752	555,229
Securities sold, not yet purchased, at fair value	1,869,039	3,378,462
Payables:
Brokers, dealers and clearing organizations	6,317,297	2,561,509
Customers	15,302,498	15,756,035
Affiliates	12,921	869,897
Accrued expenses and other liabilities	313,507	345,868
Long-term borrowings	—	594,622

Total Liabilities	47,995,016	51,125,530

Commitments and contingencies (Note 15)
Minority interests in consolidated subsidiaries	10,830	6,973

Shareholders’ Equity/ Equity
Preference shares, $1.00 par value per share; 200,000,000 shares authorized, no shares issued and outstanding	—
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 119,647,222 shares issued and outstanding	119,647
Additional paid-in capital	1,265,733
Accumulated other comprehensive income (net of tax)	6,084
Accumulated deficit	(142,439)

Total Shareholders’ Equity/ Equity	1,249,025	537,769

Total Liabilities and Shareholders’ Equity/ Equity	$49,254,871	$51,670,272

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2008	2007	2006
Cash Flows from Operating Activities:
Net (loss)/ income	$(69,542)	$187,999	$59,795
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gains on sale of exchanges seats and shares	(153,248)	(59,231)	(11,715)
Depreciation and amortization	54,820	46,777	28,220
Stock-based compensation expense	103,902	26,089	24,552
Bad debt expense	150,392	3,982	4,472
Deferred income taxes	(25,099)	7,452	(17,803)
Excess tax benefit on employee stock options	—	—	1,600
Equity in income of unconsolidated affiliates	1,683	(69)	(289)
Income applicable to minority interests, net of tax	4,871	1,733	283
Loss on extinguishment of debt	18,268	—	—
(Gain)/loss on disposal of furniture, equipment and leasehold improvements	(338)	975	—
Employee compensation related to defined benefit plan liability	3,638	—	—
Loss on cash flow hedges	51,407	—	—
(Increase)/decrease in operating assets:
Restricted Cash	(1,430,780)	937,074	(2,126,407)
Securities purchased under agreements to resell	631,924	(12,612,250)	(322,117)
Securities borrowed	194,109	(614,664)	(219,511)
Securities owned	5,541,436	(5,472,187)	(4,779,021)
Receivables:
Brokers, dealers and clearing organizations	(810,151)	870,608	(4,482,222)
Customers	(1,687,814)	(271,026)	(280,403)
Affiliates	40,565	19,340	84,389
Other	992	21,095	(11,630)
Other assets	(68,140)	(6,025)	(28,635)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	1,763,811	13,904,274	(389,546)
Securities loaned	(6,919,527)	1,132,113	2,399,085
Securities sold, not yet purchased, at fair value	(1,509,423)	2,049,159	848,947
Payables:
Brokers, dealers and clearing organizations	3,755,345	(453,638)	2,450,919
Customers	(662,979)	294,865	6,529,883
Affiliates	(23,281)	182,561	558,520
Accrued expenses and other liabilities	(31,411)	270	121,339

Net cash (used in)/provided by operating activities	$(1,074,570)	$197,276	$442,705

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2008	2007	2006
Cash Flows from Investing Activities:
Acquisitions, net of $8,351 and $7,296 cash acquired in 2008 and 2006, respectively (Note 3)	$(58,468)	$(15,000)	$(302,369)
Proceeds from sale of memberships in exchanges	177,118	61,143	87,856
Purchase of memberships in exchanges	(1,101)	(217)	(1,153)
Purchase of furniture, equipment and leasehold improvements	(28,623)	(26,399)	(19,391)
Proceeds from sale of furniture, equipment and leasehold improvements	274	108	75

Net cash provided by/(used in) investing activities	89,200	19,635	(234,982)

Cash Flows from Financing Activities:
Proceeds from bridge facility	$1,400,000	$—	$—
Proceeds from other short-term borrowings	244,521	26,364	2,010
Repayments of private placement notes	(472,620)	—	—
Repayments of borrowings from Man Group	(927,380)	—	—
Proceeds from borrowings from affiliate	—	20,313	98,530
Proceeds from Recapitalization	516,223	—	—
Payment of Recapitalization adjustment to Man Group	(16,161)	—	—
Proceeds from Man Group for indemnification of tax expense	54,997	—	—
Distribution to minority interest	(1,145)	(683)	143
Payment to settle interest rate lock	(51,407)	—	—
Excess tax benefit on employee stock options	—	7,290	—
Dividends to Man Group	(1,011)	(3,787)	(6,050)

Net cash provided by financing activities	746,017	49,497	94,633

Effect of exchange rates on cash and cash equivalents	27,883	12,634	(502)

Increase/(decrease) in cash and cash equivalents	(211,470)	279,042	301,854
Cash and cash equivalents at beginning of year	1,692,554	1,413,512	1,111,658

Cash and cash equivalents at end of year	$1,481,084	$1,692,554	$1,413,512

Supplemental Cash Flow Information
Cash paid for interest	$3,323,564	$2,317,441	$969,985
Cash paid for income taxes	$129,707	$79,983	$38,246
Supplemental Non-Cash Flow Information
Securities received as collateral	(68,523)	49,758	439,534
Obligation to return securities borrowed	68,523	(49,758)	(439,534)
Net distributions to Man Group (1)	139,900	(45,900)	(3,026)

(1)	Represents net non-cash distributions to Man Group for the periods presented resulting from U.S. GAAP and carve-out adjustments and the related tax effects thereof applied to the carve-out accounts of the Company to present the financial statements on a stand-alone basis. Included in this amount is approximately $90,000, for the year ended March 31, 2007, of purchase price above net book value of subsidiaries acquired from entities under common control which is accrued as a payable to affiliate.

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY/EQUITY

(Dollars in thousands, except share data)

	Common Shares	Additional paid-in capital	Accumulated Deficit (Subsequent to Reorganization and Separation)	Accumulated Other Comprehensive Income	Total Shareholders' Equity/ Equity
Equity at March 31, 2005					$323,384
Net income					59,795
Dividends to Man Group					(6,050)
Net distributions to Man Group					(3,026)

Equity at March 31, 2006					$374,103

Net income					$187,999
Dividends to Man Group					(3,787)
Change in available for sale securities (net of $17,619 tax)					25,354
Net distributions to Man Group					(45,900)

Equity at March 31, 2007					$537,769

Net income prior to Reorganization and Separation					72,897
Dividends to Man Group prior to Reorganization and Separation					(1,011)
Foreign currency translation					(462)
Change in available for sale securities prior to Reorganization and Separation					(24,652)
Net distribution to Man Group prior to Reorganization and Separation					139,900

Total Equity prior to Reorganization and Separation					$724,441

Issuance of shares as part of Formation and Separation	$103,727	$620,714			$724,441
Effect of Recapitalization	17,379	498,844			516,223
Shares repurchased from Man Group	(1,474)	1,474			—
Tax indemnification from Man Group as capital contribution		54,997			54,997
Non cash contribution for Man Group plc equity awards		1,829			1,829
Stock compensation		103,902			103,902
Net loss following Reorganization and Separation			$(142,439)		(142,439)
Foreign currency translation				$4,239	4,239
Deferred loss on cash flow hedges (net of $21,077 tax)				30,330	30,330
Reclassification of deferred loss on cash flow hedges (net of $21,077 tax)				(30,330)	(30,330)
Shares issued	15	(15)			—
Recapitalization adjustment paid to Man Group		(16,161)			(16,161)
Windfall tax benefit from stock-based compensation		1,139			1,139
Impact of adoption of FIN 48		(990)			(990)
Minimum pension liability (net of $512 tax)				1,845	1,845

Shareholders’ equity at March 31, 2008	$119,647	$1,265,733	$(142,439)	$6,084	$1,249,025

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2008	2007	2006
Net (loss) / income	$(69,542)	$187,999	$59,795
Other comprehensive income adjustments:
Changes in available for sale securities (net of $17,619 tax in 2007)	—	25,354	—
Deferred loss on cash flow hedges (net of $21,077 tax)	30,330	—	—
Loss on cash flow hedges (net of $21,077 tax)	(30,330)	—	—
Foreign currency translation adjustment	4,239	4,757	(2,870)
Minimum pension liability adjustment (net of $512 and $134 tax in 2008 and 2006, respectively)	1,845	—	99

Comprehensive (loss) / income	$(63,458)	$218,110	$57,024

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1:	ORGANIZATION AND BASIS OF PRESENTATION

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading participant on the world’s major futures and securities exchanges and provides execution and clearing services for exchange-traded and over-the-counter derivative products, as well as for foreign exchange contracts and securities in the cash brokerage markets. The Company operates globally, with a presence in the United States, United Kingdom (“UK”), France, Singapore, Australia, Hong Kong, Canada, India, and Japan among others. The Company believes it is the leading broker in exchange-traded future and options and serves a worldwide client base, ranging from financial institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

The Company’s principal subsidiaries operate as registered futures commission merchants and as broker-dealers or the local equivalent and maintain futures, options and securities accounts for customers. The Company’s subsidiaries are members of various commodities, futures, and securities exchanges in the United States, Europe, and the Asia/Pacific region and accordingly are subject to local regulatory requirements including those of the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”), and the UK Financial Services Authority (“FSA”), among others.

These audited financial statements include the following:

–	Subsequent to the Company’s reorganization and separation, the consolidated accounts of MF Global Ltd. and its subsidiaries.
–	Prior to such reorganization and separation, the combined financial statements of Man Financial, the brokerage division of Man Group plc and its subsidiary companies (“Man Group”), a UK corporation.

Initial Public Offering

The Company completed an initial public offering (“IPO”) of its common shares on July 23, 2007.

In July 2007, Man Group plc separated its brokerage business from its asset management business by transferring to the Company all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to MF Global Holdings Overseas Limited (formerly known as Man Financial Overseas Ltd.) and MF Global Holdings Europe Limited (formerly known as ED&F Man Group Ltd.), two holding companies incorporated in the United Kingdom (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited (formerly known as Man Financial (S) Pte Limited), and MF Global Holdings HK Limited (formerly known as Man Financial Holdings (HK) Ltd.) to the Company in exchange for 103,726,353 of the Company’s common shares (the “Separation”).

Man Group also made a net capital contribution of $516,223 in cash to the Company in return for 17,379,493 common shares that the Company issued to the Man Group selling shareholder (the “Recapitalization”). The Recapitalization was based on the Company’s estimated equity at June 30, 2007, as adjusted for certain subsequent transactions, and estimated on the date of the Recapitalization. The Company and Man Group have subsequently finalized the net capital contribution amount based on the Company’s balance sheet as of June 30, 2007, with reasonable adjustment thereto, as agreed with additional consideration for activity subsequent to June 30, 2007 but prior to the IPO. This recalculation has resulted in the Company paying a Recapitalization adjustment to Man Group on March 31, 2008 of $16,161.

Also, pursuant to a separation agreement entered into with Man Group, the Company received $54,997 from Man Group as reimbursement for a one-time tax charge, which has been recorded through Shareholders’ Equity as a capital contribution from a shareholder. In the prior year, Man Group reorganized its U.S. affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the IPO had the effect of converting this earlier spin-off transaction into a fully taxable one and triggered a one-time tax charge. Under U.S. income tax principles, the Company is liable for this tax, and was reimbursed by Man Group. Any future tax expense associated with this transaction will be funded by Man Group as payment becomes due.

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

Basis of presentation

The audited consolidated and combined financial statements are prepared in conformity with U.S. GAAP. Management believes that these audited consolidated and combined financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the audited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Stockholders’ Equity/Equity and Comprehensive Income for the periods presented. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of March 31, 2008 and 2007, the Company had a 20% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”) and a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”).

Prior to July 1, 2007 the Company’s financial statements were prepared on a combined basis as if the Company had existed on a stand-alone basis and in conformity with U.S. GAAP. The combined financial statements were carved out from Man Group and include the accounts of the Company and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses. The carve-out combined financial statements may not necessarily reflect the results of operations, financial position and cash flows if the Company had actually existed on a stand-alone basis during the periods presented. The carve-out combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group.

The Company also complies with Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF Issue No. 04-5”), and would combine a limited partnership, unless the limited partners have the substantive ability to remove the general partner without cause based on a simple majority vote or can otherwise dissolve the limited partnership, or unless the limited partners have substantive participating rights over decision making.

Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, during the second quarter of fiscal 2008, the Company began classifying the total return equity swaps entered into as part of a matched equity hedge in principal transactions rather than in net interest. Additionally, the Company also began presenting the interest and dividends earned on contracts for differences on a gross rather than net basis within interest income and interest expense. For the years ended March 31, 2007 and 2006, these reclassifications caused an increase to principal transactions of $53,872 and $7,481; increase to interest income of $315,045 and $94,136; and increase to interest expense of $368,917 and $101,617, respectively, and have been reclassified in the Company’s combined financial statements. This reclassification did not result in any change to revenues, net of interest and transaction-based expenses, or net income. During the year ended March 31, 2008, the Company also recorded a $8,800 reduction to interest income, $4,800 adjustment to principal transactions, and $1,900 reduction to employee compensation and benefits, related to prior year accruals that were deemed immaterial to all prior periods presented.

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. As at March 31, 2008 the only transitional services agreements still in place relate to the provision of risk management services, pension administration and the provision of office services. The service agreements for risk services and pension administration terminate in 2008. The service agreement for office services will continue for as long as the Company leases office space from the Man Group.

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

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and short-term highly liquid investments with original maturities of three months or less, other than those used for trading or margin purposes. The carrying amount of such cash equivalents approximates their fair value due to the short-term nature of these instruments.

Restricted Cash and Securities Segregated under Federal and Other Regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators including the SEC, in the U.S., and the FSA, in the UK, to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Additionally, the Company also has fixed cash deposits classified within Restricted Cash of $144,951 and $60,638 as of March 31, 2008 and 2007, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day to day clearing. In addition, substantially all of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At March 31, 2008 and 2007, the Company was in compliance with its segregation requirements. At March 31, 2008 and 2007, in addition to segregated cash, the Company has segregated securities with a market value of $6,070,210 and $4,461,469, respectively.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

Transactions involving purchases of securities under agreements to resell (“resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are generally included in interest income and interest expense in the consolidated and combined Statements of Operations.

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” (“FIN No. 41”) are satisfied.

It is the general policy of the Company to take possession of securities with a market value equal to or in excess of the principal amount loaned plus the accrued interest thereon in order to collateralize resale agreements. Similarly, the Company is generally required to provide securities to counterparties to collateralize repurchase agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned. The collateral is marked to market daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, when deemed appropriate.

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the prescribed guidance included in Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).

Securities borrowed and securities loaned

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral advanced or received plus accrued interest. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. In these transactions, the Company receives cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed and loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary. Consistent with Securities purchased under agreements to resell, from time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the prescribed guidance included in SFAS No. 140. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment.

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

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of March 31, 2008 and 2007, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $27,537,042 and $20,136,607, respectively, of which the Company sold or repledged $22,854,026 and $19,828,223, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Securities owned and securities sold, not yet purchased

Stocks, government and corporate bonds, futures, options and foreign currency transactions are reported in the consolidated and combined financial statements on a trade date basis. Securities owned and securities sold, not yet purchased are stated at fair value. Realized and unrealized gains and losses are reflected in Principal transactions or Gains on exchange seats and shares on the Consolidated and Combined Statements of Operations. Fair values are based on quoted market prices.

Securities sold, not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the consolidated and combined financial statements. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of the securities sold, not yet purchased, may exceed the amount reflected in the Consolidated and Combined Balance Sheets.

Shares in exchanges held by the Company that are not required for trading rights are recorded at fair market value, taking into account any restrictions. Unrealized gains and losses arising from these assets are reported separately in the consolidated and combined statements of operations as Gain on exchange seats and shares.

Receivables from and payables to customers

These balances pertain primarily to margin and open contractual commitments related to customers’ futures, foreign currency forwards and securities transactions. Receivables from and payables to customers include gains and losses on open futures, options and forward contracts and amounts due on cash and margin transactions.

Securities owned by customers are held as collateral for receivables. Customer securities transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the Consolidated and Combined Balance Sheets. The Company generally nets receivables and payables related to its customers’ futures, foreign currency forwards and securities transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties.

Receivables from and payables to brokers, dealers and clearing organizations

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (“fails to deliver”) and margin deposits. Payables to brokers, dealers and clearing organizations include amounts payable for securities not received by the Company from the seller by the settlement date (“fails to receive”). Receivables and payables to brokers, dealers and clearing organizations also include amounts related to net payables and receivables from unsettled trades.

Memberships in exchanges, at cost

Memberships in exchanges represent both an ownership interest and the right to conduct business on the exchange. Exchange memberships of the Company’s broker-dealer and Futures Commission Merchant subsidiaries, representing the right to conduct business, are recorded at cost and tested at least annually for impairment or more frequently if events or circumstances indicate a possible impairment. Impairment charges for memberships in exchanges recorded in the years ended March 31, 2008, 2007, and 2006 were not material.

Available for sale securities

Memberships in exchanges owned by the Company that are not required to conduct business are recorded at fair value within Securities Owned. During the year ended March 31, 2007, the Company classified certain of these exchange memberships as available for sale securities and accounted for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” because they were not held by one of the Company’s broker-dealer or Futures Commission Merchant subsidiaries. These shares were obtained in a cash-free exchange upon demutualization of an exchange; the memberships were carried at cost prior to the demutualization. The fair value of these exchange shares was $44,801 (cost $1,828) at March 31, 2007 and the Company recorded unrealized gains for these exchange memberships within

Equity of $25,354 (net of $17,619 tax). During the year ended March 31, 2007, proceeds from the sale of available for sale securities aggregated $38,940, with gross realized gains of $37,176, determined on a specific identification basis. As of March 31, 2008, there were no available for sale securities held.

Furniture, equipment and leasehold improvements

Furniture and equipment are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated over their estimated useful lives of 3 to 5 years on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the related leases, which range from 2 to 10 years. The total depreciation expense for all furniture, equipment and leasehold improvements for the years ended March 31, 2008, 2007, and 2006 was $21,544, $17,025, and $12,931 respectively.

The Company reviews the carrying value of its furniture, equipment, or leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of undiscounted cash flows. Impairment charges for furniture, equipment, and leasehold improvements recorded in the years ended March 31, 2008, 2007, and 2006 were not material.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment during the fourth quarter of the fiscal year. The carrying value of goodwill is also reviewed if the facts and circumstances, such as a significant decline in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable based on the estimated undiscounted cash flows of the reporting unit, impairment is measured by comparing the carrying value of goodwill to its fair value. Fair value is estimated based on discounted cash flows, market values or appraisals. There was no impairment of goodwill identified for the years ended March 31, 2008, 2007, or 2006.

Intangible assets, net

Intangible assets represent the cash paid in a business combination for customer relationships, technology assets, and trade names. The Company amortizes finite-lived intangible assets over their estimated useful lives on a straight-line basis, which range from 4 to 14 years, unless the economic benefits of the intangible are otherwise impaired. The Company did not have any indefinite lived intangible assets at March 31, 2008, 2007 and 2006. Intangible assets are reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There was no impairment of intangible assets identified for the years ended March 31, 2008, 2007, or 2006.

Minority interests

The Company combines the results and financial position of entities it controls, but does not wholly own. As of March 31, 2008, the Company owned 91.0% of MF Global Securities Limited and 70.2% of MF Global Sify Securities India Private Limited. At March 31, 2008, 2007 and 2006, minority interest recorded in the Consolidated and Combined Balance Sheets were $10,830, $6,973 and $5,487, respectively.

Derivative instruments and hedging activities

During the year ended March 31, 2008, the Company entered into interest rate forward contracts, in the anticipation of issuing new debt, which would serve to eliminate the variability of cash flows due to changes in the U.S. Treasury interest rate. The interest rate forward contracts fixed the interest rate to be applied on the first ten forecasted semi-annual interest payments associated with the Company’s planned issuance of debt. The changes in fair value of these interest rate forward contracts were designated and qualified as cash flow hedges in accordance with SFAS 133, and were recorded in other comprehensive income/(loss) within Shareholders’ Equity. The Company tested hedge effectiveness quarterly, on both a prospective and retrospective basis, using the dollar-offset method. Ineffectiveness of the hedge or termination of the hedged transaction required amounts to be reclassified from other comprehensive income/(loss). During the year ended March 31, 2008, changes in capital markets and other events impacted the Company’s prospective issuance of debt and caused the Company to review its capital plan. As this capital plan did not exactly match the original plan in place when the Company originally entered into the interest rate forward contracts, the Company was not able to maintain hedge accounting in accordance with SFAS 133, and as such recognized a loss from the interest rate forward contracts of $51,407, in principal transactions in the Consolidated Statement of Operations. All amounts recorded during the year in other comprehensive income/ (loss) were reclassified to principal transactions in the Consolidated Statement of Operations.

Prior to the IPO, the Company had interest rate swaps in place to swap the fixed interest payments on subordinated and senior debt to floating rates, which were repaid in July 2007. These swap contracts enabled the Company to substitute fixed rate interest payments with variable rate interest payments, and manage its exposure on its borrowings. The Company applied fair value hedge accounting using interest rate swap contracts to hedge the benchmark interest rate (LIBOR) on its fixed rate long-term borrowings. The Company hedged the risk of changes in fair value of the hedged debt attributable to changes in LIBOR. The changes in the fair value of these swaps that were designated and qualified as fair value hedges were recorded in the Consolidated and Combined Statements of Operations together with any changes in the fair value of the hedged liability that were attributable to the hedged risk. The Company tested hedge effectiveness on its interest rate swaps quarterly, on both a prospective and retrospective basis using the dollar-offset method. Ineffectiveness on each hedging relationship was calculated as the difference between the change in fair value of the interest rate swap contract and the change in fair value of the hedged debt attributable to changes in the benchmark interest rate (LIBOR). In the years ended March 31, 2007 and 2006, the losses recorded in Principal transactions in the Consolidated and Combined Statements of Operations due to ineffectiveness were immaterial. The total notional amounts of these outstanding interest rate swap contracts were $465,000 at both March 31, 2007 and 2006. There were no such contracts outstanding at March 31, 2008.

Prior to the IPO, the Company also entered into derivative contracts, to manage its exposure to foreign currency exchange rates, which do not qualify for hedge accounting as defined in SFAS No. 133. For these transactions, the Company recorded all gains and losses within Principal transactions in the consolidated and combined Statements of Operations. The cash flow impact of derivative contracts that do not qualify for hedge accounting is classified within cash flows from operating activities in the Consolidated and Combined Statements of Cash Flows.

All derivative financial instruments are carried at market value, or if market prices are not readily available, fair market value. Market values for exchange-traded derivatives are based on quoted market prices. Fair market values for over-the-counter derivative financial instruments are based on pricing models that are based on observable market data intended to approximate the amounts that would be received from or paid to a third party in settlement of the contracts.

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in foreign exchange rates may result in cash settlements which exceed the amounts recognized on the Consolidated and Combined Balance Sheets. The counterparties to the Company’s forward foreign exchange contracts include a number of major international financial institutions. The Company could be exposed to loss in the event of non-performance by these counterparties. However, credit ratings and concentrations of risk to these financial institutions are monitored on a continuous basis and present no significant credit risk to the Company.

Employee Benefits

The Company’s employees participate in various pension and savings benefit plans. The Company uses various actuarial methods and assumptions to determine the pension benefit costs and obligations, including the discount rate used to determine the present value of future benefits and expected long-term rate of return on plan assets. Prior to the IPO, the defined benefit plan arrangements sponsored by Man Group were accounted for as multi-employer plans.

Income Taxes

The income tax provision is reflected in the Consolidated and Combined Statements of Operations as if the Company operated on a stand-alone basis for all periods, consistent with the liability method prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred income taxes are provided for differences between the carrying value of assets and liabilities for financial reporting and income tax purposes, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. A valuation allowance is provided for deferred tax assets when it is more likely than not (likelihood of greater than 50%) that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

In accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized. A liability associated with an unrecognized tax benefit is classified as a long-term liability, except for the amount for which a cash payment is anticipated within one year.

The Company has classified deferred tax assets within Other assets, and deferred tax liabilities and accrued taxes payable within Accrued expenses and other liabilities on the Consolidated and Combined Balance Sheets.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is based upon management’s continuing review and evaluation of factors such as collateral value, aging and the financial condition of the customers. The allowance is assessed to reflect the best estimate of probable losses due to client defaults that have been incurred as of the balance sheet date. Any changes are included in the current period operating results. In circumstances where a specific customer’s inability to meet its financial obligation is known, the Company records a specific provision against accounts receivable to reduce the receivable to the amount it reasonably believes will be collected. The bad debt expense recognized for the years ended March 31, 2008, 2007 and 2006 is $150,392, $3,982 and $4,472, respectively. The bad debt expense recorded in the year ended March 31, 2008 was mainly related to an unauthorized trading incident, as discussed further in Note 15.

Stock-based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”). SFAS No. 123R measures the cost of employee services received for stock based compensation based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. In the year ending March 31, 2006, the Company accounted for those plans under the recognition and measurement principles specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which required that compensation be measured by reference to the quoted market price of the stock on the measurement date less amounts that the employee is required to pay.

Revenue Recognition

Execution-only commissions

Execution-only commissions are recorded on a trade-date basis as customer transactions occur. Fees are charged at various rates based on the products traded and the method of trade. Execution-only commissions consist of fees charged for executing trades on an agency basis for counterparties that have clearing accounts with other brokerage institutions. Execution-only commissions do not include (1) commissions the Company earns when both executing and clearing the transaction for the customer, which are recognized as cleared commissions described below, or (2) “markups” earned from executing customer trades on a matched principal basis, which are recognized under principal transactions revenue, as described below.

Cleared commissions

Cleared commissions revenue is recorded on a trade-date basis as customer transactions occur. Fees are charged at various rates based on the products traded and the method of trade. Cleared commissions consist of transaction fees earned: (1) by both executing and clearing transactions for customers and (2) by providing clearing services where the trade is executed by another brokerage firm and then routed to the Company. Cleared commissions include fees earned for providing both types of services. Cleared commissions are presented net of rebates earned by customers based on the volume of transactions they execute and clear pursuant to guidance presented in Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

Principal transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary securities transactions. Revenues from matched principal brokerage activities are recorded on the trade date. For these activities, commission is not separately billed to customers; instead a commission equivalent is included in the transaction revenues following execution of the transaction on behalf of customers. Principal transactions also includes unrealized gains or losses on equity swaps and contracts for differences (“CFDs”) together with the unrealized gains and losses on the related matching equity hedges that are entered into solely on a matched-principal basis. Additionally, the Company records the total return of equity swaps entered into as part of a matched equity hedge in Principal transactions.

Proprietary securities transactions are recorded on the trade date. Profits and losses arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis, including to a lesser extent from derivatives transactions executed for the Company’s own account to hedge foreign currency exposure as well as the ineffectiveness and termination of hedged transactions in respect of the Company’s interest rate exposure.

Interest

Interest is recognized on an accrual basis and includes amounts receivable on customer funds, company funds and collateralized financing arrangements. Interest income related to repurchase agreements, securities borrowed and collateralized financing arrangements are recognized over the life of the transaction. Interest income and expense for repurchase agreement transactions are presented net for net transactions in the consolidated and combined statements of operations, pursuant to the requirements of FIN 41 and FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”).

Other

Other revenues consist of revenues the Company earned from other normal business operations that are not otherwise included elsewhere. These include fees from clients and other counterparties for certain ancillary services provided by the Company, such as the use of trading systems and other back-office services and support. This would also include insurance proceeds, which are not recorded until received.

Transaction-based expenses

Transaction-based expenses are variable expenses directly incurred in conjunction with the generation of revenues, and consist of execution and clearing fees and sales commissions.

Execution and clearing fees

Execution and clearing fees reflect the expenses of executing, clearing and settling trades on behalf of customers. These fees are paid to third parties, specifically clearing brokers, exchanges and clearing-houses, and regulatory bodies. Execution and clearing fees are recognized on a trade date basis. Execution and clearing fees also reflect losses due to trading errors for the years ended March 31, 2008, 2007 and 2006 of $15,885, $13,000 and $10,647, respectively.

Sales commissions

Sales commissions consist of payments to introducing brokers that are deemed third parties.

Gains on exchange seats and shares

Gains on exchange seats and shares consist of (1) realized gains on sales of exchange seats and shares, (2) unrealized gains and losses arising from fair value movements on the exchange shares held by the Company but not required for clearing transactions and (3) dividend income earned on all exchange memberships held by the Company.

Fair value of financial instruments

Financial instruments and related revenue and expenses are recorded in the financial statements on a trade date basis. Financial instruments include related accrued interest or dividends. Market value generally is based on published market prices or other relevant factors including dealer price quotations.

The fair value of a financial instrument is determined using external market quotations or the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the aggregate fair value of financial instruments recognized on the Consolidated and Combined Balance Sheets (including receivables, payables, accrued expenses and subordinated borrowings) and approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing.

For certain instruments, where non-observable market data has been considered, the Company has not recorded any ‘day-one profit’ in accordance with EITF 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. These types of financial instruments do not comprise a material portion of the Company’s total trading activity.

Legal reserves

In the ordinary course of business, the Company has been named as a defendant in legal and regulatory proceedings. The Company estimates the potential losses that may arise out of legal and regulatory proceedings and recognizes liabilities for such contingencies to the extent that such losses are probable and the amount of the loss can be reasonably estimated.

Equity

Prior to the Reorganization and Separation, the Company’s financial statements were prepared on a combined basis, and as such, the Company’s equity reflects an aggregation of accumulated earnings, accumulated comprehensive income/loss, and foreign currency translation adjustments. For periods after the Reorganization and Separation, shareholders’ equity and its components have been presented on a consolidated basis from the date of the Reorganization and Separation prospectively.

Foreign currency translation

The functional currency is the currency of the primary economic environment in which cash is generated and expended. This is generally the local currency for the Company’s non-U.S. operations, except for certain entities in the UK and Singapore. The assets and liabilities of foreign operations are translated into U.S. dollars at the spot exchange rates prevailing at the close of business on the reporting date. Revenue and expenses of the foreign operations are translated into U.S. dollars at average exchange rates during the period. Gains or losses on the translation of financial statements of the Company’s non-U.S. subsidiaries, where the functional currency is other than the U.S. dollar, are included in shareholders’ equity on the Consolidated and Combined Balance Sheets. The impact of translating monetary assets and liabilities to the reporting currency as well as transaction gains and losses are recorded in General and other expenses in the Consolidated and Combined Statements of Operations. For the years ended March 31, 2008, 2007, and 2006 net currency transaction (losses)/gains recorded in General and other expenses were $3,817, $(1,011), and $11,298 respectively.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on its results of operations and financial condition upon adoption.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS No. 140-3”) which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS No. 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company is currently evaluating the impact FSP FAS No. 140-3 will have on its results of operations and financial condition upon adoption.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is considering the election of SFAS No. 159.

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

NOTE 3:	GOODWILL AND INTANGIBLE ASSETS

During the year ended March 31, 2008, the Company made three acquisitions, BrokerOne Pty. Ltd., FXA Securities Ltd., and ChoiceOdds Gaming Ltd., which were not significant on an individual or aggregate basis. BrokerOne is the largest online broker for retail clients and professional traders in Australia; FXA Securities is a leading provider of online foreign exchange products to retail investors in Japan, while ChoiceOdds is a leading independent UK-based financial binary trading firm. Net tangible assets acquired for these businesses were $8,735. The Company does not consider the impact of these acquisitions to be significant to its operations and is still finalizing the purchase accounting for these acquisitions.

The impact of these acquisitions on Goodwill is as follows:

Balance as of March 31, 2006	$35,767

Balance as of March 31, 2007	$35,767
Acquisitions	38,378

Balance as of March 31, 2008	$74,145

Of the Goodwill recorded during the year ended March 31, 2008, $5,839 represents the deferred taxes on non-deductible intangibles. These acquisitions impacted Intangible Assets by increasing Customer relationships, Technology Assets, and Trade names by $20,918, $3,530, and $1,097, respectively.

In the year ended March 31, 2007, the Company acquired certain business assets of Dowd Wescott Group L.L.C. for $15,000 cash at closing. As a result of the acquisition, the Company recorded $21,514 in customer relationships, with a useful life of 7 years. As part of the acquisition, the Company will also make contingent, or “earn-out” payments based on earnings over the next 5 years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years, the Company’s obligation to pay the earn-out can extend for up to 10 years, subject to a maximum amount of $75,000. The Company has recorded a deferred credit of $6,525 as of March 31, 2007. Future earn-out payments, in excess of the deferred credit, are considered additional purchase consideration and will result in an increase to goodwill. The Company does not consider the impact of this acquisition to be significant to its operations.

Intangible Assets, subject to amortization as of March 31, 2008 and 2007 are as follows:

	MARCH 31,

	2008	2007
Customer relationships
Gross carrying amount	$264,413	$244,875
Accumulated amortization	(86,475)	(57,879)

Net carrying amount	177,938	186,996

Technology assets
Gross carrying amount	31,388	27,858
Accumulated amortization	(18,604)	(14,200)

Net carrying amount	12,784	13,658

Trade names
Gross carrying amount	3,284	2,187
Accumulated amortization	(826)	(550)

Net carrying amount	2,458	1,637

Total	$193,180	$202,291

The amortization included in Depreciation and amortization for the year ended March 31, 2008, 2007, and 2006 was $33,276, $29,752, and $15,289, respectively. The amortization expense for these assets for the next five fiscal years is $33,767, $32,597, $27,459, $22,118, and $22,077, respectively.

NOTE 4:	RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

Receivables from and payables to customers, net of allowances, are as follows:

	MARCH 31,

	2008		2007

	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$424,739	$13,667,808	$597,831	$12,089,184
Foreign currency and other OTC derivative transactions	92,389	1,076,077	134,740	3,461,308
Securities transactions	1,844,087	532,950	54,366	181,087
Other	6,246	25,663	14,706	24,456

Total	$2,367,461	$15,302,498	$801,643	$15,756,035

NOTE 5:	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of March 31, 2008, the market value of collateral received under resale agreements was $42,017,881, of which $1,444,153 was deposited as margin with clearing organizations. As of March 31, 2007, the market value of collateral received under resale agreements was $40,408,815, of which $668,818 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of March 31, 2008 and 2007, the market value of collateral pledged under repurchase agreements was $55,991,535 and $39,720,533, respectively. As of March 31, 2008 and 2007, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Shareholders’ Equity/Equity.

In accordance with SFAS No. 140, the Company de-recognized assets and liabilities from the Consolidated and Combined Balance Sheets. At March 31, 2008, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $13,766,404 and $1,763,387, respectively, at contract value.

Securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC totaled $1,408,487 and $1,935,685 at March 31, 2008 and 2007, respectively.

The carrying values of the assets sold under repurchase transactions, including accrued interest, by maturity date are:

	MARCH 31, 2008

	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,142,753	$2,398,100	$1,002,275	$952,323	$2,315,481	$7,810,932
U.S. Corporations	123,665	48,242	440,564	15,204	—	627,675
Foreign Governments	205,753	2,502,811	2,756,044	1,344,422	1,535,429	8,344,459
Foreign Corporations	1,439,367	239,238	76,095	100,267	—	1,854,967

Total	$2,911,538	$5,188,391	$4,274,978	$2,412,216	$3,850,910	$18,638,033

	MARCH 31, 2007

	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$406,784	$2,145,413	$4,417,977	$633,021	$923,519	$8,526,714
U.S. Corporations	187,254	—	37,067	—	—	224,321
Foreign Governments	83,293	203,371	5,174,329	347,583	756,841	6,565,417
Foreign Corporations	1,414,135	6,636	136,999	—	—	1,557,770

Total	$2,091,466	$2,355,420	$9,766,372	$980,604	$1,680,360	$16,874,222

NOTE 6:	RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	MARCH 31,

	2008		2007

	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$2,068,289	$3,402,525	$189,034	$157,598
Due from/to clearing brokers	1,004,648	787,079	1,506,597	188,503
Due from/to clearing organizations	1,463,997	198,606	2,485,947	46,068
Fees and commissions	1,174	74,754	4,650	63,061
Unsettled trades and other	2,547,544	1,854,333	1,998,916	2,106,279

Total	$7,085,652	$6,317,297	$6,185,144	$2,561,509

NOTE 7:	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned, at fair value, and financial instruments sold, but not yet purchased, consist of the following:

	MARCH 31,

	2008		2007

	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$3,713,263	$780,645	$2,020,701	$1,010,127
Corporate debt securities	2,755,494	—	3,146,826	—
Foreign government bonds	363,028	881,267	488,274	1,212,477
Mutual funds	—	—	1,123,800	—
Equities	1,171,511	207,127	6,656,313	1,153,164
Shares held due to demutualization of exchanges	27,642	—	154,823	—
Other	17,575	—	8,242	2,694

Total	$8,048,513	$1,869,039	$13,598,979	$3,378,462

At March 31, 2008 and 2007, $146,150 and $1,848,754, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

NOTE 8:	FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements is as follows:

	MARCH 31,

	2008	2007
Leasehold improvements	$38,959	$28,974
Equipment	78,982	70,801
Furniture and fixtures	33,930	28,270
Computer software	16,188	21,984

Total cost	168,059	150,029
Less: accumulated depreciation and amortization	113,148	104,273

Cost, net of accumulated depreciation and amortization	$54,911	$45,756

NOTE 9:	BORROWINGS

Short term borrowings consist of the following:

	MARCH 31,

	2008	2007
364-Day Bridge Facility	$1,400,000	$—
Other short-term borrowings	276,304	—
Bank overdrafts	53,511	25,453
Current portion of long-term borrowings	—	56,552

Total	$1,729,815	$82,005

Long-term borrowings consist of:

	MARCH 31,

	2008	2007
Borrowings from Man Group	$—	$142,970
5.47% Subordinated Notes due 2014 (less unamortized discount of $684)	—	154,497
6.15% Subordinated Notes due 2015 (less unamortized discount of $204)	—	49,063
4.84% Senior Notes due 2009 (less unamortized discount of $260)	—	142,222
5.34% Senior Notes due 2011 (less unamortized discount of $155)	—	59,451
5.93% Senior Notes due 2014 (less unamortized discount of $155)	—	49,170
Floating Rate Senior Notes due 2007 (less unamortized discount of $81)	—	44,919
Derivatives—held for hedging purposes	—	8,882

Total long-term borrowings	—	651,174
Less: Current portion	—	56,552

Long-term borrowings, excluding current portion	$—	$594,622

The weighted average interest rate for bank overdrafts at March 31, 2008 and 2007 was 4.55% and 6.05%, respectively.

As of March 31, 2007, the Company’s long term debt consisted of subordinated borrowings from Man Group and private placement notes. Additionally, the Company had interest rate swaps in place to swap the fixed rate interest payments on subordinated and senior debt to floating rate. The fair value of long-term borrowings, excluding borrowings from Man Group, at March 31, 2007 was $508,869. The fair value of long-term debt was determined by reference to the March 31, 2007 market values of comparably rated debt instruments.

In the year ended March 31, 2008, one of the Company’s U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400,000, (the “bridge facility”), with several financial institutions, including affiliates of certain underwriters in the Company’s initial public offering. The Company borrowed $1,400,000 under the bridge facility. On January 31, 2008, the Company entered into an amendment (the “Amendment”) to its bridge facility. The Amendment extends the original maturity date of June 13, 2008 for $1,050,000 of the $1,400,000 of the outstanding borrowing by six months to December 12, 2008 and increasing the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate will be increased by 0.25% as of and after June 13, 2008 and further increased by another 0.25% as of and after September 13, 2008. The Company paid a one-time upfront fee of 5 basis points to amend its bridge facility.

The Company’s borrowings under the bridge facility as of March 31, 2008 bear interest at a rate per annum equal to either of the Company’s options, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.32% per annum, or 0.72% with respect to those lenders who are party to the amendment described above, based on its current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. The Company will pay additional upfront fees equivalent to 5 basis points on June 13, 2008. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, the Company’s ability to be acquired, fundamental changes to the business and failure to maintain required regulatory capital. The Company paid an arrangement fee of $500 and an administration fee of $100 in connection with the bridge facility and liquidity facility (described below). In addition, based on the Company’s credit rating, the Company expects to pay a facility fee of 8 basis points per annum during the period the bridge facility is in effect.

All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In repaying the private placement notes and terminating the interest rate swaps prior to their scheduled maturity, the Company incurred a loss on the early extinguishment of debt of $18,268 in the year ended March 31, 2008 which has been disclosed separately within the Consolidated Statement of Operations.

In addition to the bridge facility discussed above, the Company has entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks, including affiliates of certain underwriters that the Company and its finance subsidiaries entered into concurrently with the bridge facility. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.31% per annum, at the Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. In addition, the Company paid a one-time up-front fee of 5 basis points and expects to pay a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. As of March 31, 2008, $150,000 was outstanding under these facilities.

The Company has also entered into 364-day revolving credit facilities with various banks on an unsecured committed basis for a total of $275,000, under similar terms to the $1,500,000 liquidity facility. As of March 31, 2008, $96,000 was outstanding under these facilities. Additionally, one of the Company’s subsidiaries has a local 364-day revolving credit facility for 55,000 Canadian Dollars, of which $30,304 was outstanding as of March 31, 2008.

NOTE 10:	STOCK-BASED COMPENSATION PLANS

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

Under the modified prospective application method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following pro forma information presents the Company’s pro forma net income if stock-based compensation expense, net of forfeitures, had been determined based on the fair value at the grant dates as defined by SFAS No. 123 and amended by SFAS 148, Accounting for Stock–Based Compensation—Transition and Disclosure—An Amendment of FASB 123:

Year Ended March 31, 2006
As reported, net income	$59,795
Add back:
Stock-based employee compensation expense included in net income, net of tax	$16,850
Less:
Total fair value of stock-based employee compensation expense, net of tax	$13,445

Pro forma net income	$63,200

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

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R). Net income for the year ended March 31, 2008 includes $88,814 of compensation costs and $30,765 of income tax benefits related to the Company’s stock-based compensation arrangements. Of this amount, $29,683 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $59,131 of compensation costs have been recorded in Employee compensation related to non-recurring IPO awards within the Consolidated Statement of Operations. The Company has no pool of windfall tax benefits.

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

Year Ended March 31, 2008
Expected volatility	32.0%
Risk free interest rate	4.9%
Expected dividend yield	0.0%
Expected term	4.5 years

The following tables summarize activity for the Company’s plans for year ended March 31, 2008:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	—	$—	—	$—
Granted	11,483,309	30.00	7.0
Forfeited	600,001	30.00

Stock options outstanding as of March 31, 2008	10,883,308	30.00	6.3
Stock options expected to vest as of March 31, 2008	10,063,259	30.00	6.3
Stock options exercisable at March 31, 2008	—	$—	—	$—

	Restricted Share Units		Restricted Shares

	Awards	Weighted- Average Grant Date Fair Value (per award)	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2007	—	$—	—	$—
Granted	7,562,370	30.01	441,710	29.30
Forfeited	117,268	30.00	20,175	30.00

Nonvested as of March 31, 2008	7,445,102	$30.01	421,535	29.30
Total unrecognized compensation expense remaining	$138,802		$6,362
Weighted-average years expected to be recognized over	2.2		1.5

In the fourth quarter of fiscal 2008, the Company created an ESPP to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. Participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. This plan is accounted for as compensatory under SFAS 123R. As of March 31, 2008, no shares were awarded from this plan.

Stock-based compensation issued by Man Group

Historically, certain of the Company’s employees were granted awards under several stock-based incentive plans established by Man Group and approved by Man Group’s Remuneration Committee. At the IPO, employees that held these awards were deemed to have terminated employment with Man Group as ‘good leavers’ and outstanding awards were treated in accordance with plan guidelines. The Company did not assume or convert Man Group awards into LTIP awards or into common shares of the Company. The information presented below for the year ended March 31, 2008 includes activity through the date of the IPO and relates only to employees of the Company. Subsequent to the IPO, expense on awards exercised related to these plans are being incurred by Man Group.

Net income for the year ended March 31, 2008 includes $22,764 of compensation costs and $8,088 of income tax benefits related to Man Group’s stock-based compensation arrangements through July 18, 2007. Of the total charge recorded in the year ended March 31, 2008, $14,579 related to the vesting of Man Group plc awards at the IPO under the plan terms. Net income for the year ended March 31, 2007 includes $26,089 of compensation costs and $10,025 of income tax benefits related to stock-based compensation arrangements. All of these compensation costs have been recorded in Employee compensation and benefits (excluding non-recurring IPO awards) within the audited Consolidated and Combined Statements of Operations. Certain stock-based compensation awards have been classified as liabilities.

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

The following table summarizes activity for Man Group’s Executive Share Option plan for the year ended March 31, 2008:

	Options	Weighted- Average Exercise Price (per share) (1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	1,768	$5.22	7.2	$10,100
Exercised	216	3.32	4.4	1,973
Vested at IPO (2)	1,552	5.59	—	—

Stock options outstanding as of March 31, 2008 (2)	—	—	—	—
Stock options vested as of March 31, 2008 (2)	—	—	—	—
Stock options exercisable at March 31, 2008 (2)	—	$—	—	$—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.
(2)	The Company has no further obligation for these awards. Awards vested at IPO are exercisable through Man Group plc.

During the year ended March 31, 2008, Man Group issued no stock option awards to employees of the Company. During the year ended March 31, 2007, Man Group issued 501 stock option awards with a weighted-average grant date fair value of $2.38. The total intrinsic value of stock options exercised during the years ended March 31, 2008 and 2007 was $1,973 and $98, respectively. During the year ended March 31, 2008, there were 216 stock options exercised with a $1,973 impact on cash flows from operations and financing activities.

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

The assumptions used for the years ended March 31, 2008 and 2007 were as follows:

Expected Volatility: The expected volatility factor used to estimate the fair value of stock options awarded is based on the historical volatility of Man Group’s common stock over a period consistent with the expected term of the option and on the implied volatility of market-traded options on Man Group’s common stock, together with other factors.

Expected Dividend Yield: The dividend yield assumptions are based on an analysis of Man Group’s average historical dividend yield prior to each award date, together with other factors.

Risk Free Interest Rate: The risk-free rate is determined using the implied yield currently available on zero-coupon U.S. and UK government bonds (where applicable) with a term consistent with the expected option life.

The grant date fair value of each option grant has been estimated with the following weighted-average assumptions:

	YEAR ENDED MARCH 31,

	2008	2007
Expected volatility	30.0%	30.0%
Risk free interest rate—Executive Share Option Plan	4.8%	5.2%
Risk free interest rate—Employee Stock Purchase Plan	5.0%	5.0%
Expected dividend yield	2.5%	2.0%
Expected term—Executive Share Option Plan	8.5 years	8.5 years
Expected term—Employee Stock Purchase Plan	3.4 years	3.4 years

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

During the years ended March 31, 2008 and 2007, 0 and 1,051 shares were purchased by participants for additional investment in the plan. During the year ended March 31, 2008, Man Group issued no performance share awards to employees of the Company. During the year ended March 31, 2007, Man Group issued 172 performance share awards with a weighted-average grant date fair value of $6.67. The total fair value of performance share awards distributed to participants during the years ended March 31, 2008 and 2007 was $0 and $8,383, respectively.

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

During the year ended March 31, 2008 and 2007, 0 and 875 shares were purchased by participants for additional investment in the plan. During the year ended March 31, 2008, Man Group issued no matching share awards to employees of the Company. During the year ended March 31, 2007, Man Group issued 3,502 matching share awards with a weighted-average grant date fair value of $6.84. The total fair value of matching awards distributed to participants during the years ended March 31, 2008 and 2007 was $0 and $24,576, respectively.

A summary of the activity of performance share awards and matching co-investment plan shares as of March 31, 2008 and changes during the year then ended is presented below:

	Performance Share Plan		Co-investment Plan

	Awards	Weighted- Average Grant Date Fair Value (per award) (1)	Awards	Weighted- Average Grant Date Fair Value (per award) (1)
Nonvested as of April 1, 2007	4,747	$ 5.04	11,793	$ 5.08
Vested	3,699	4.73	8,800	4.75
Forfeited	1,048	6.53	2,993	6.29

Nonvested as of March 31, 2008	—		—
Total unrecognized compensation expense remaining	$—		$—
Weighted-average years expected to be recognized over	—		—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.

Employee Stock Purchase Plans

In accordance with local tax regulations in the UK and U.S, Man Group sponsors two employee stock purchase plans, which allow all employees to invest funds within the plan, that contain an option to purchase shares of Man Group stock at a discount, subject to certain terms and conditions. Participants in the UK can invest in the plan over 3 or 5 years, after which they are eligible to purchase shares at a 20% discount from the market value of Man Group stock when the investment in the plan was originally made. In the U.S., participants can invest in the plan for two years, after which they are eligible to purchase shares at a 15% discount from the market value of Man Group stock when the investment in the plan was originally made. In the U.S. plan, once vested, participants have the option of receiving cash or shares of Man Group stock within one year. If Man Group stock is selected, participants are required to hold the shares for one additional year.

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. UK employees continued to be eligible to participate in this plan for nine months after the IPO and shares purchased under the plan became freely transferable. During the year ended March 31, 2008 the Company issued 271 shares under the employee stock purchase plan at an average option price of $9.43 per share.

NOTE 11:	INCOME TAXES

The tax results of the Company’s U.S. operations are included in the consolidated and combined income tax returns of MF Global Holdings USA Inc. The tax results of the Company’s foreign operations are included in the tax returns of the respective jurisdictions in which the Company conducts business. The income tax provision reflected in the Company’s consolidated and combined Statements of Operations is presented as if the Company operated on a stand-alone basis.

The components of income/ (loss) before provision for income taxes, equity in earnings and minority interests are as follows:

	YEAR ENDED MARCH 31,

	2008	2007	2006
U.S.	$(209,420)	$44,947	$(45,784)
International	213,019	244,716	133,810

Total	$3,599	$289,663	$88,026

The provision/ (benefit) for income taxes consists of:

	YEAR ENDED MARCH 31,

	2008	2007	2006
Current:
U.S.	$(480)	$21,240	$(994)
International	92,166	71,308	49,454

	91,686	92,548	48,460

Deferred:
U.S.	(231)	8,270	(19,298)
International	(24,868)	(818)	(925)

	(25,099)	7,452	(20,223)

Total	$66,587	$100,000	$28,237

The reconciliation of income tax expense before equity earnings and minority interest expense as reflected in the Consolidated and Combined Statements of Operations to the expected tax expense by applying the U.S. federal statutory income tax rate is as follows:

	YEAR ENDED MARCH 31,

	2008	2007	2006
Income before provision for income taxes	$3,599	$289,663	$88,026

Federal income tax expense at 35%	1,260	101,382	30,809
State taxes	(12,565)	4,894	(2,018)
Tax on the Spin-off	75,714	—	—
Non-taxable UK gains on disposition to Man Group	(13,131)	—	—
Nondeductible operating expenditures	8,710	—	—
Effect of lower overseas tax rates	(25,815)	(14,527)	(8,048)
FIN 48 liabilities relating to operations	14,618	—	—
Adjustments in respect of prior periods	3,016	(1,521)	1,852
Stock-based compensation	—	(1,790)	2,349
IPO-related costs	11,143	10,874	—
Other, net	3,637	688	3,293

Provision for income taxes	$66,587	$100,000	$28,237

Effective tax rate	1850.2%	34.5%	32.1%

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The components of deferred tax assets and liabilities consist of the following items:

	MARCH 31,

	2008	2007
Deferred tax assets
Net operating loss carry forwards	$18,482	$13,178
Depreciation	9,072	7,491
Stock-based compensation	35,364	18,692
Deferred compensation	5,742	—
Intangible asset amortization	15,224	9,021
Other, net	6,154	9,352

Total deferred tax assets	90,038	57,734
Valuation allowance	(14,050)	(13,843)

Deferred tax assets, net of valuation allowance	75,988	43,891

Deferred tax liabilities
Intangible assets	(17,234)	(10,719)
Exchange membership seats	(2,326)	(33,149)
Unrealized gains	—	(16,923)
Other, net	—	(131)

Total deferred tax liabilities	(19,560)	(60,922)

Net deferred tax assets/liabilities	$56,428	$(17,031)

At March 31, 2008, the Company had approximately $12,284 of net operating loss carry forwards in certain non-U.S. jurisdictions, which will expire between 2025 and 2026. As of March 31, 2008, the Company earned income that was excluded from taxable income in one state. This resulted in a net operating loss increase from $142,600 as of March 31, 2007 to $195,497 as of March 31, 2008 in that state. These loss carry forwards will expire in future years beginning in 2019. A full valuation allowance has been provided related to these loss carry forwards on the basis that recovery is uncertain. The deferred tax assets relating to all net operating loss carry forwards and related valuation allowances are reflected, without offset, above.

The total valuation allowance for deferred tax assets of $14,050 and $13,843 at March 31, 2008 and March 31, 2007, respectively, relates principally to uncertainty of the utilization of tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with SFAS No. 109, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Except for taxes on earnings that have been currently distributed, no additional provision has been made for taxes that would be payable on the remittance of undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. The Company expects such investments to be essentially permanent in duration, and the undistributed earnings to be permanently reinvested, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. The Company has determined that a liability of $2,957 could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of.

Uncertain tax positions

The Company adopted FIN 48 as of April 1, 2007. This interpretation clarifies the criteria that must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, of a position taken in a tax return.

As of adoption, the Company had gross unrecognized tax benefits of $4,740, $990 of which was recognized as a change in opening retained earnings. For the year ended March 31, 2008, the Company had gross unrecognized tax benefits of $26,078.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $4,567 accrued for the estimated interest and penalties on unrecognized tax benefits at March 31, 2008.

The total balance of gross unrecognized tax benefits of $26,078 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits will decrease in the next twelve months by approximately $1,205 as a result of expiring statutes of limitations. The Company does not expect this change to have a significant impact on the results of operations or financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$4,740
Additions based on tax positions taken during prior periods	2,265
Reductions based on tax positions taken during prior periods	(1,030)
Additions based on tax positions taken during the current period	20,103
Reductions based on tax positions taken during the current period	—
Reductions based on settlements of tax matters	—
Reductions related to the lapse of statutes of limitations	—

Balance at March 31, 2008	$26,078

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

	OPEN TAX YEAR

	Examination in progress	Earliest year subject to examination
Jurisdiction
United States	None	2000
United Kingdom	None	2007

NOTE 12:	EARNINGS PER SHARE

The Company calculates its basic and diluted earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by adjusting the weighted average number of outstanding shares to assume conversion of all potentially dilutive nonvested restricted stock and stock options. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of March 31, 2008 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	YEAR ENDED MARCH 31,

	2008	2007	2006
Basic and diluted earnings per share:
Numerator:
Net income (loss)	$(69,542)	$187,999	$59,795

Denominator for basic calculation:
Basic weighted average common shares outstanding	115,028	103,726

Denominator for diluted calculation:
Basic weighted average common shares outstanding	115,028	103,726
Effect for dilutive securities	—	—

Diluted weighted average common shares outstanding	115,028	103,726

Basic earnings per share	$(0.60)	$1.81
Diluted earnings per share	$(0.60)	$1.81

The weighted average number of common shares outstanding for periods prior to the Reorganization and Separation is calculated using the common stock outstanding immediately following the Reorganization and Separation. Unvested restricted shares and restricted share units of 7,460,621 and unexercised stock options of 10,883,308 were excluded from the computation of diluted earnings per share for the year ended March 31, 2008, as they were anti-dilutive for the period presented.

NOTE 13:	REGULATORY REQUIREMENTS

Some of the Company’s subsidiaries are registered Futures Commission Merchants, broker-dealers or local equivalents and accordingly are subject to the capital rules of the SEC, principal exchanges of which they are a member, and other local regulatory bodies.

In accordance with the Uniform Net Capital Rule (“Rule 15c3-1”) of the Securities and Exchange Commission Exchange Act, one of the Company’s subsidiaries, MF Global Inc., is required to maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items as defined by Rule 15c3-1. At March 31, 2008, the Company had net capital, as defined, of $771,269, which was $353,767 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At March 31, 2008, the Company was in compliance with all of these provisions.

In accordance with the rules of the FSA in the UK, the Company’s subsidiaries must comply with financial resources requirements which since January 1, 2008 are subject to the requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity.

At March 31, 2008, the Company had financial resources, as defined, of $842,148, resource requirements of $372,677, and excess financial resources of $469,471. The Company is currently in discussion with the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at March 31, 2008 and 2007.

NOTE 14:	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CONCENTRATIONS OF CREDIT RISK, AND OTHER RELATED RISKS

The Company is exposed to a wide variety of risks, which are inherent to its business and activities. Management reviews the industry, competition, and regulations on a continuous basis to identify, assess, monitor, and manage each type of risk. Overall risk is governed by executive management, however business managers are held accountable for risks assumed within their areas of responsibility and for executing the risk management policy set by executive management. From an overall business perspective, the Company is exposed to several types of risk including: (1) volume or margin pressure that could be brought about by a general decline in volumes in the markets and products in which it offers execution and clearing services, (2) margin pressure due to market conditions, (3) diminishing client franchise due to either disintermediation by exchange or other competitors applying innovations in technology, and (4) macro-economic changes such as a fall in interest rates that would reduce the income earned on balances held on behalf of customers. Long-term exposure to any of these risks could affect not only financial performance, but also the Company’s reputation.

The Company is exposed to market risks arising from changes in equity prices, foreign currency exchange rates and interest rates. The Company seeks to mitigate market risk by employing hedging strategies that correlate rate, price and spread movements of securities owned and related financing and hedging activities. In its day to day business activities, the Company is engaged in various trading, brokerage and investing activities with counterparties, which primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of default.

Market Risk

The Company’s market risks include equity price risk, currency rate risk, and interest rate risk. Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The Company is subject to equity price risk primarily in securities owned and securities sold, not yet purchased. The Company attempts to limit such risks by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of the Company’s entities located outside of the U.S. To hedge this risk, the Company purchases forward contracts, which serve to manage fluctuations in foreign currency rates and the Company’s global exposure related to its non-U.S. dollar operating transactions.

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Company is exposed to interest rate risk on debt, customer cash and margin balances and positions carried in equity securities, options and futures. Interest rate risk is managed through investment policies and interest rate derivative contracts.

Credit Risk

Credit risk is the possibility that the Company may suffer a loss from the failure of counterparties, customers, or borrowers to meet their financial obligations, in a timely manner. The Company acts as both an agent and principal in providing execution and clearing services, primarily for exchange traded products. The Company’s customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to its customers, subject to various regulatory and internal margin requirements, collateralized by cash and securities in the customers’ accounts. In connection with these activities, the Company executes and clears customer transactions involving the sale of securities not yet purchased, substantially all of which are transacted on a margin basis subject to individual exchange regulations. Such transactions may expose the Company to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customer’s obligations.

For execution-only customers, the principal credit risk arises from the potential failure of customers to pay commissions on the trades. There is also the risk that a clearing broker may refuse to accept the client’s trade and in such cases the Company will be required to assume the position and any market risk thereon. For cleared customers, the principal credit risk arises from the Company paying variation margin to the exchanges before receiving it from customers. Most customers are required to cover initial and variation margin with cash and are required to pay any margin deficits within 24 hours.

The Company mitigates this risk on cleared business by requiring the initial margin to be paid by customers as a deposit before they can commence trading. The Company also uses software to test the adequacy of initial margins and, where appropriate, sets margin requirements at higher levels than those requested by the exchanges to minimize credit risk. Most customers are required to cover initial and variation margins with cash. Client activity levels are monitored daily to ensure credit exposures are maintained in accordance with agreed risk limits. Daily and, if required, intra-day margin calls are made on clients to reflect market movements affecting client positions. Financial analysis is performed to evaluate the effect of potential market movements on customer positions and may result in customers being asked to reduce positions. The Company reserves the right to liquidate any customer position immediately in the event of a failure to meet a margin call.

The Company is also exposed to the risk of default by counterparties in respect of positions held with these counterparties. These are mainly exchanges, clearing-houses and highly rated and internationally recognized banks. The risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations under a derivative contract, the Company could incur a loss when it covers the resulting open position because the market price has moved against the Company. Settlement risk is the possibility that the Company may pay a counterparty, such as bank in a foreign exchange transaction, and fail to receive the corresponding settlement in turn. Many of these exposures are subject to netting agreements which reduce the net exposure to the Company. Limits for counterparty exposures are based on the creditworthiness of the counterparty and are subject to formal lines of approval. The credit risk is diversified between customers and counterparties across a wide range of markets.

In most markets the Company acts as an intermediary, resulting in limited market risk to the Company. The exceptions are intra-day positions in foreign exchange, fixed income, metals and energy markets where the Company acts as principal and there may be time delays between opening and closing a position. The Company may also maintain small positions overnight in these markets.

In line with market practices, the Company also provides unsecured credit lines to some customers for initial and variation margin. The Company’s exposure to credit risk associated with its trading and other activities is also measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Credit lines to customers are subject to formal lines of approval and are reviewed at least annually. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions.

Off-Balance Sheet Risks

The Company’s customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various collateralized financing sources such as securities loaned. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes limits for such activities and monitors compliance on a daily basis.

In the normal course of business, the Company’s customer activities involve the execution, settlement, and financing of various customer securities transactions. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated and combined financial statements at March 31, 2008, at the fair values of the related securities and will incur a loss if the fair value of the securities increases subsequent to March 31, 2008.

Operational Risk

The Company’s operations are subject to a broad and significant number of risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, the Company is heavily dependent on the capacity and reliability of the computer and communications systems supporting its operations, whether owned and operated internally or by third parties. The Company has established systems and processes to monitor its computer systems, platforms and related technologies and to address issues that arise promptly. The Company has also established several disaster recovery facilities in strategic locations to ensure that it can continue to operate without significant interruption in the event that its primary systems are damaged. As with the Company’s technological systems, the Company has established an array of policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud and negligence. In addition, the Company seeks to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies and by taking into account the possibility of operational losses as part of its budget and economic modeling processes.

NOTE 15:	COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment and computer hardware. Certain leases contain provisions for escalation. At March 31, 2008, future minimum rental payments under non-cancellable leases for office premises are as follows:

Minimum rental payments
2009	$33,170
2010	31,146
2011	27,728
2012	26,463
2013	14,858
2014 and thereafter	114,822

Total	$248,187

In the years ended March 31, 2008, 2007, and 2006 the Company incurred $29,326, $19,162, and $17,439 of rent expense, respectively. The Company also has operating lease agreements with Man Group; refer to Note 17 for further details.

Legal

Set forth below are the potentially material litigations and regulatory proceedings to which the Company is a party or in which the Company is involved.

Unauthorized Trading Incident of February 26/27, 2008

One of the Company’s brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of the Company’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, the Company, as a clearing member of the exchange, was required to pay the $141,045 shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by the Company the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. The Company, Man Group plc, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12, and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The litigation is in its early stages, and the Company believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

The U.S. Attorney’s Office, Chicago Examination. The U.S. Attorney’s Office in Chicago, Illinois is examining Mr. Dooley and the unauthorized trades. The Company has been cooperating with the U.S. Attorney’s Office, which has informed the Company that it is not a target of their investigation, and that Mr. Dooley is a target.

•

Commodity Futures Trading Commission Investigation. The CFTC has issued a formal order of investigation naming the Company and Mr. Dooley. The CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), has been collecting documentation from the Company and taking depositions of its employees. The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. The Company has established an accrual of $10,000 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

•

Retention of Consultants. The Company’s Nominating and Governance Committee, composed of its current independent Board members, have hired two consultants to help advise them and, through them, the Company on matters relating to the unauthorized trading incident. FTI Consultants is advising on technology-related matters and Promontory Financial Group is advising on policies and procedures in the risk aspects of the Company’s business.

Commodity Futures Trading Commission Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of its individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why it believes no proceeding should be brought. It is not yet certain what action the CFTC will take. The Company has established an accrual of $10,000 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008 – Commodity Futures Trading Commission Investigation” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. In connection with this investigation, the Company has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and the Company with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against the Company or its broker. The Company has established an accrual of $10,000 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008 – Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, the Company’s U.S. operating subsidiary, and seven of its employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by the Company for PAAF. The receiver, in his complaint, alleged among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. The Company, and its employees, denied all material allegations of the complaint. Although the complaint did not quantify the exact amount of damages sought, the amount claimed was estimated to be approximately $175,000 (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter was, by judicial order, replaced by a “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of the Company’s employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against the Company were substantially similar as those in the initial complaint. On December 3, 2007, the Company entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, the Company paid $69,000, plus $6,000 of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice.

Man Group has agreed to indemnify the Company for all costs, expenses and liabilities the Company may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50,000, net of any insurance proceeds the Company receives.

As a result of discussions leading to this settlement, the Company recorded an expense of $76,814 in the year ended March 31, 2008. The Company believes that these settlement and litigation costs are substantially insured; however no insurance proceeds have been recognized and will not be recognized until actually received. The Company’s insurance carriers have been notified of the settlement agreement (together with amounts paid thereunder) and of its associated defense costs in the PAAMCo-related litigation. The insurers have offered an amount, without prejudice, which the Company regards as inadequate and the Company has taken the matter to binding dispute resolution under the insurance contract. The Company has claimed in excess of $90,000 and the insurers have counterclaimed for $12,000 for previously paid defense costs. It is anticipated that there will not be a resolution of the matter for approximately one year.

On December 26, 2007, the Company settled a related investigation by the CFTC arising out of the PAAF matter. Without admitting or denying the allegations, the Company agreed to the entry of an order finding that it violated supervision and recordkeeping requirements and the Company agreed to follow revised procedures and paid a civil monetary penalty of $2,000, which was accrued in the year ended March 31, 2008.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at the Company were uti-

lized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200 as to one claimant and a net of $240 as to the second claimant during the year ended March 31, 2008. Damages sought in the FINRA proceeding are approximately $6,000 in compensatory damages and $12,000 in punitive damages. That case is scheduled to be heard in September 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the second arbitration. Therefore, no provision for losses has been recorded in connection with that arbitration.

Midland Euro Cases

The key allegations in a bankruptcy proceeding and a class action proceeding were that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that the Company (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleged that in the one year period preceding the bankruptcy petitions, the Company made voidable transfers to itself from the MEE accounts in the amount of not less than approximately $1,800. In the class action complaint, the plaintiffs alleged that the Company, together with MEE’s accountants and its London bank, were liable for $90,000 of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO were sought. The Company reached a settlement with plaintiffs in the class action suit, pursuant to which the Company paid the plaintiffs $4,100 in the year ended March 31, 2008. The Company also reached a settlement with the bankruptcy trustee, pursuant to which the Company paid the trustee $100. This was recorded as an expense in the year ended March 31, 2007.

Refco LLC Exchange Seats

The Company acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and the Company. As part of that transaction, the Company acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified the Company of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to the Company under the Acquisition Agreement and that, as a result, the Company was liable to Refco LLC for the value of the Shares, asserted to be approximately $57,000 at the date of closing under the Acquisition Agreement. The Company negotiated a settlement agreement with the trustee pursuant to which all claims between the Company and all Refco related entities, including the claim for the $57,000 value of the seats, were settled by the Company paying $2,200 to the Refco estate. This was recorded as an expense in the year ended March 31, 2008.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3,700 (approximately $7,337) in damages and speculative claims, including claims for lost profits, of up to an additional £87,000 (approximately $172,508). Mediation began in April 2008 and a trial has been set for November 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. The case is at its earliest stages with motions to dismiss having been filed by the financial institution defendants, including the Company. It is difficult at this stage to determine exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other future commission merchants, were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company has filed a motion to dismiss the amended complaint. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

The Company’s UK affiliate has received a letter from attorneys who act for the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. The Company’s UK subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The lawyers’ letter alleges, inter alia, that the Company was complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that the Company knowingly benefited from assets received in breach of such fiduciary duties. The letter further alleges the Company is liable to account for funds lost through transactions executed by such directors with its UK company which are alleged to amount to $18,000. The letter attaches a copy of a Claim issued (but not served) in the English High Court (Chancery Division) naming MF Global Ltd, MF Global UK Limited and Man Group Plc as defendants. It is difficult at this stage to determine exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Other

In addition to the matters discussed above, from time to time the Company is party to litigation and regulatory proceedings that arise in the ordinary course of its business. Aside from those matters discussed above, the Company does not believe that it is party to any pending litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of March 31, 2008, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of March 31, 2008 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

Additionally, in its normal course of business, the Company may enter into contracts that contain such representations and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of loss to be remote. The Company is a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee collectively the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the Company believes that the potential for the Company to be required to make payments under these arrangements is remote, and accordingly, no liability has been recorded.

Other Commitments

Certain clearing-houses, clearing banks, and clearing firms used by the Company are given a security interest in certain assets of the Company held by those clearing organizations. These assets may be applied to satisfy the obligations of the Company to the respective clearing organizations. See Note 13 for further information.

Lines of Credit

The Company has a bridge facility in an aggregate principal amount of up to $1,400,000 and a $1,500,000 five-year unsecured committed revolving liquidity facility. The Company has also entered into multiple 364-day revolving credit facilities through various banks on a committed, unsecured basis for a total amount of $275,000, under similar terms as the liquidity facility. As of March 31, 2008, $96,000 was outstanding under these facilities. Additionally, one of the Company’s subsidiaries has a local 364-day revolving credit facility for 55,000 Canadian Dollars, of which $30,304 was outstanding as of March 31, 2008. See Note 9 for further information.

The Company also has other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of March 31, 2008, the Company had $95,000 of issued letters of credit.

Prior to the IPO, the Company also had access to funding through Man Group’s committed and uncommitted lines of credit which it can use to assist with working capital requirements, as needed. These lines of credit are no longer available to the Company.

NOTE 16:	SEGMENT AND GEOGRAPHIC INFORMATION

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

Each region’s contribution to the consolidated and combined amounts is as follows:

	YEAR ENDED MARCH 31,

	2008	2007	2006
Revenues, net of interest and transaction-based expenses:
North America	$718,638	$571,224	$378,961
Europe	715,403	688,331	515,453
Rest of World	202,218	119,177	52,069

Total	$1,636,259	$1,378,732	$946,483

Long-lived assets:
North America	$34,779	$30,988	$23,943
Europe	11,336	7,933	7,526
Rest of World	8,796	6,835	5,333

Total	$54,911	$45,756	$36,802

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the years ended March 31, 2008 and 2007. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

NOTE 17:	RELATED PARTY TRANSACTIONS

Subsequent to the IPO, Man Group holds an investment of approximately 18.6% in the Company and as such is considered a related party for the period ending March 31, 2008.

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

Employee compensation and benefits consists of amounts allocated by Man Group for shared services, as well as expenses related to the various plans sponsored by Man Group, in which the Company’s employees participated prior to July 18, 2007. Included in this, are expenses relating to stock-based compensation plans of $22,764, $26,089, and $24,552 in the years ended March 31, 2008, 2007, and 2006, respectively. Expenses of $4,521, $7,455, $4,953 for the years ended March 31, 2008, 2007, and 2006, respectively, were charged related to benefit plans.

The Company earns sublease income from Man Group for its use of certain office space. In addition to these arrangements, Man Group also charges lease expense to the Company for the use of office space.

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the years ended March 31, 2008, 2007, and 2006 are summarized as follows:

	YEAR ENDED MARCH 31,

	2008	2007	2006
Revenues
Cleared commissions	$23,320	$37,120	$13,659
Interest income	357	85	26

Total revenues	23,677	37,205	13,685
Less: Interest expense	58,118	67,043	9,651

Revenues, net of interest and transaction-based expenses	(34,441)	(29,838)	4,034

Expenses
Employee compensation and benefits	29,475	54,129	47,826
Communications and technology	2,895	1,654	1,217
Occupancy and equipment costs	7,011	8,033	7,055
Professional fees	2,818	6,060	3,715
Depreciation and amortization	—	75	209
General and other	1,122	2,625	2,670

Total non-interest expenses	43,321	72,576	62,692

Interest on borrowings	5,353	14,852	10,754

Gains on exchange seats and shares	97,907	—	—

Total, net	$14,792	$(117,266)	$(69,412)

For the periods prior to the Reorganization and Separation, the unaudited combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group. These expenses are allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the Company. The costs included in the unaudited combined financial statements were determined based on cost of the services to Man Group, the proportion of Man Group’s services fully dedicated to the Company, as well as the Company’s usage of such services. Services received by the Company include employee compensation and benefits, use of office facilities, and services provided related to overall corporate functions including tax, legal, regulatory capital, finance, internal audit, and executive management.

In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transitional period. As at March 31, 2008 the only transitional services agreements still in place relate to the provision of risk management services, pension administration and the provision of office services. The service agreements for risk services and pension administration terminate in 2008. The service agreement for office services will continue for as long as the Company leases office space from Man Group. The Company believes that these agreements contain commercially reasonable terms that could have been negotiated with an independent third party.

The Company also entered into a master separation agreement with Man Group that governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access, and confidentiality. Further, Man Group has agreed to indemnify the Company against certain litigation and tax matters.

During the years ended March 31, 2008, 2007, and 2006 the Company was allocated the following amounts by Man Group:

	YEAR ENDED MARCH 31,

	2008	2007	2006
Employee compensation and benefits	$—	$20,585	$18,321
Communications and technology	—	1,654	1,217
Occupancy and equipment costs	—	8,491	7,493
Professional fees	—	6,060	3,715
Depreciation and amortization	—	75	209
General and other	—	2,581	2,667
Interest on borrowings	—	4,549	4,188
Interest expense	—	2,384	2,069

	$—	$46,379	$39,879

These allocated expenses are included in the Company’s audited Consolidated and Combined Statements of Operations, as noted in the table above.

Balances held with Man Group at March 31, 2008 and 2007 are summarized as follows:

	MARCH 31,

	2008	2007
Assets
Receivables from Affiliates	$716	$12,004

TOTAL ASSETS	716	12,004

Liabilities
Payables to Affiliates	12,921	869,897
Long term borrowings	—	142,970

TOTAL LIABILITIES	12,921	1,012,867

EQUITY	$—	$3,787

The Company had subordinated borrowings from Man Group. For the years ended March 31, 2008, 2007, and 2006, interest expense incurred on subordinated borrowings was approximately $5,353, $14,852, and $10,754, respectively.

NOTE 18:	EMPLOYEE BENEFITS

The Company operates and contributes to various defined benefit and defined contribution plans. The Company does not operate any material post-employment and post-retirement benefit plans. Where appropriate, the fund assets, liabilities and pension costs for the year have been assessed by independent actuaries. In connection with the Separation, the Company terminated its defined benefit plan (the “Domestic Plan”) for its U.S. employees. For a select group of UK employees who had previously participated in a frozen Man Group pension plan, the Company created a new pension plan, that it sponsors, which will provide similar benefits as the Man Group pension plan. During the year ended March 31, 2008, Man Group transferred the value of assets equivalent to the defined benefits accumulated for these employees to the Company’s new plan trust. This new plan is small and covers only 36 participants, therefore, the disclosures below focus on the Company’s larger plans prior to the Separation.

The Domestic plan was frozen on August 31, 2006 and was terminated by December 31, 2006. Retirement benefits for the Domestic plan were derived from a formula, based on length of service and compensation. The Company used a measurement date of March 31 for this plan. The Company also sponsored a Supplemental Executive Retirement Plan, a defined benefit plan, for certain U.S. employees. This plan, which provided supplemental retirement benefits, was frozen on August 31, 2006, and terminated by March 31, 2007. For these plans, the Company subsequently settled the accumulated benefit obligation by purchasing non-participating annuity contracts and making payouts to the participants, who elected to have their benefits distributed in a single sum payment. The Company recorded curtailment and settlement expenses during the year end March 31, 2007 related to these plan terminations.

The following table provides a summary of the changes in the Company’s pension plans’ benefit obligations and the fair value of assets and a statement of the funded status of the plans as of March 31:

	YEAR ENDED MARCH 31,

	2007	2006
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$34,443	$30,346
Service cost	1,063	2,419
Interest cost	1,657	1,754
Benefits paid	(897)	(1,362)
Plan amendments	11,068	1,482
Curtailments	(612)	—
Settlements	(50,922)	—
Actuarial losses	4,200	(196)

Projected benefit obligation, end of year	$—	$34,443

Change in fair value of plan assets
Fair value of plan assets, beginning of year	$31,623	$28,236
Actual return on plan assets	635	1,922
Employer contributions	19,561	2,827
Benefits paid	(897)	(1,362)
Settlements	(50,922)	—

Fair value of plan assets, end of year	$—	$31,623

Reconciliation of funded status to total amount recognized
Funded status of the plans	$—	$(2,820)
Unrecognized net actuarial gains	—	8,210
Unrecognized prior service cost	—	3,129

Net asset recognized	$—	$8,519

Amounts recognized in combined balance sheets
Prepaid benefit cost	$—	$10,405
Accrued benefit liability	—	(3,732)
Intangible asset	—	1,676
Accumulated other comprehensive income	—	170

Net asset recognized	$—	$8,519

Accumulated benefit obligation	$—	$33,478

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$—	$4,141
Accumulated benefit obligation	—	3,732
Fair value of plan assets	—	—

The components of net periodic pension cost are set forth below:

	YEARS ENDED MARCH 31,

	2007	2006
Service cost	$1,063	$2,419
Interest cost	1,657	1,754
Expected return on plan assets	(1,878)	(2,168)
Amortization of:
Prior service cost	214	513
Unrecognized actuarial losses	314	479
Loss recognized due to Curtailments	13,984	—
Loss recognized due to Settlements	12,726	—

Net periodic cost	$28,080	$2,997

The decrease in minimum liability included in Other comprehensive income/ (loss) during the year ended March 31, 2006 was $170. The weighted-average assumptions used in determining the benefit obligations at March 31 are as follows:

	MARCH 31,

	2007	2006
Discount rate	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%

The weighted-average assumptions used in determining the net periodic benefit cost for the years ended March 31 are as follows:

	MARCH 31,

	2007	2006
Discount rate	5.75%	5.75%
Rate of compensation increase	5.00%	5.00%
Expected return on plan assets	8.00%	8.00%

The expected long-term rates of return on plan assets were determined as of the measurement date. The expected long-term rates of return were projected to be the rates of return to be earned over the period until the benefits are paid. Accordingly, the expected long-term rates of return reflected the rates of return on present investments, expected contributions to be received during the current year and on reinvestments over the period. The expected long-term rate of return on plan assets was based on what is achievable given the plan’s investment policy and the types of assets held. The Company reviewed each plan and its historical returns and asset allocations to determine the appropriate expected long-term rate of return on plan assets to be used. The projected benefit cash flows under the plan were discounted using the spot rates derived from the Citigroup Pension Discount Rate Curve as of the measurement date and an equivalent single discount rate was derived resulting in the same liability.

The Company’s investment objectives in managing its defined benefit plan assets was to ensure that present and future benefit obligations to all participants and beneficiaries were met as they become due; to provide a total return that, over the long term, minimizes the present value of required company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly were asset allocations, investment manager performance, investment advisors and trustees or custodians.

The actual asset allocation as of March 31, 2006 was as follows:

Assets category	March 31, 2006
Equity securities	53%
Fixed income	18%
Real estate	0%
Other	29%

Total	100%

The Company’s investment allocations as of March 31, 2007 and future expected contributions were not applicable, as the plan terminations were complete as of March 31, 2007.

The Company also sponsors a defined contribution plan for its U.S. employees, the Man Group USA Inc. Employees’ Savings and Investment Plan, whereby the Company contributes 50% of a participant’s contribution per year, subject to certain maximum thresholds, as defined by the plan. These contributions were $3,993, $5,896 and $962, for the years ending March 31, 2008, 2007 and 2006, respectively.

The Company’s non-U.S. employees are covered by non-U.S. defined contribution, savings, and benefit plans. Employer contributions to these plans are determined based on criteria specific to the individual plans. The largest of these non-U.S. plans are a defined benefit plan and defined contribution plan sponsored by Man Group. For the years ended March 31, 2008, 2007 and 2006 the Company’s contributions to the defined benefit and defined contribution plans sponsored by Man Group were $4,621, $7,455, $4,953, respectively. The Company’s contributions to the Company’s other non-U.S. savings and defined benefit plans were $7,949, $3,079 and $1,319 for the years ending March 31, 2008, 2007 and 2006, respectively.

NOTE 19:	ACQUISITION OF REFCO

On November 25, 2005, the Company acquired the customer accounts, balances, certain other assets and subsidiaries of Refco for $304,864. Refco and its subsidiaries provided execution and clearing services for exchange-traded derivatives and prime brokerage services in the fixed income and foreign exchange markets. Refco’s parent company went into liquidation, and the Company purchased most of the Refco assets from these bankruptcy proceedings to expand its brokerage services and gain certain customer relationships. The Company’s acquisition comprised primarily all of the employees and client accounts of Refco’s regulated futures brokerage. The acquisition included the customer accounts, balances and certain other assets in the U.S., Singapore, Canada, and India and was accounted for as a business combination in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The Company acquired a significant amount of these assets in transactions involving a purchase of assets, while a small portion was obtained through the acquisition of stock in small non-U.S. entities.

The rights to the European operations of Refco were immediately assigned to Marathon Asset Management. The assets of Refco’s Singapore business were acquired on December 6, 2005 and Refco’s 20% shareholding in the Taiwanese operation Polaris Refco Futures on February 6, 2006. Refco’s legal entities in Canada (100%) and India (70%) were acquired on January 31, 2006 and February 28, 2006, respectively. The results of the acquired Refco assets and entities have been included in the combined financial statements from their respective acquisition dates.

The assets and liabilities acquired were as follows:

Total purchase price paid	$304,864

Assets acquired
Cash and cash equivalents	7,296
Restricted cash	74,026
Securities owned, at fair value	18,350
Due from brokers, dealers and clearing organizations	53,991
Due from customers, net	10,858
Other receivables	867
Memberships in exchanges	97,897
Furniture, equipment and leasehold improvements, net	10,688
Intangible assets subject to amortization	179,600
Investment in Polaris	9,700
Other assets	8,709

Total assets acquired	471,982

Liabilities assumed
Due to customers	115,197
Employee termination liabilities	12,653
Deferred income taxes	11,167
Accrued expenses and other liabilities	21,465
Long-term borrowings	3,580

Total liabilities assumed	164,062

Minority interest	5,061

Fair value of net assets acquired	302,859

Goodwill resulting from acquisition	$2,005

The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values being recorded as goodwill. The Company paid a premium (i.e. goodwill) over the fair value of net tangible and identified intangible assets acquired of $2,005, of which none is expected to be deductible for tax purposes. The following table provides a summary of amounts assigned to intangible assets:

Amount Assigned
Intangible asset subject to amortization:
Customer relationships	$161,700
Technology assets	16,700
Trade names	1,200

Total of intangible assets subject to amortization	$179,600

The customer relationships, technology assets, and trade names are being amortized on a straight-line basis over an amortization period of 10, 5, and 14 years, respectively. Amortization aggregating $6,532 was recorded for the period from the acquisition date through March 31, 2006. The weighted average useful life of the intangible assets is approximately 9.6 years.

All intangible assets, which were independently valued, were recognized at their respective fair values. Customer relationships were the principal source of value in the acquired Refco business. The methodology used for estimating the fair value of customer relationships was based on incorporating the residual profit, or excess earnings method. The valuation of the customer relationships was calculated using a discount rate equivalent to the implied internal rate of return derived from management’s cash flow projections and the total fair value of the Refco acquired businesses under the market approach. Refco’s internally developed technology assets were valued using the replacement cost approach. The royalty savings approach was applied in valuing the trade name. The Company also acquired a 20% interest in Polaris Refco Futures, a publicly traded company on the Taiwan OTC Exchange. The Company finalized its allocation of the purchase price to the assets acquired during the year ended March 31, 2007, as allowed by SFAS No. 141.

As a result of the circumstances leading to the bankruptcy of Refco, the accounting records of the business were incomplete. It was therefore not practical to assess the significance of or meaningful to disclose the financial results of Refco as if the acquisition had taken place at the beginning of the year ending March 31, 2006 or for the year ending March 31, 2005.

In connection with the acquisition of Refco, Man Group recorded total integration costs of $79,422 of which $12,654 qualified as exits costs in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF No. 95-3”), in the year ending March 31, 2006. These charges, consisting of employee termination expenses, were initiated to integrate the acquisition and reduce the overall cost structure, and have been accounted for as part of the purchase price allocation. During the year ending March 31, 2007, the Company paid $5,493 of these exit costs and the liability remaining at March 31, 2007 was $0. During the year ending March 31, 2006, the Company paid $7,161 of these exit costs and the liability remaining at March 31, 2006 was $5,493.

The Company incurred other Refco integration costs in the years ended March 31, 2008, 2007 and 2006, which consist of the following:

	YEARS ENDED MARCH 31,

	2008	2007	2006
Retention costs	$2,709	$19,382	$38,741
Redundancy/severance	—	—	13,987
Professional fees	—	—	7,272
Other	—	—	6,768

Total	$2,709	$19,382	$66,768

NOTE 20:	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED								YEARS ENDED MARCH 31,
JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,

2006	2007	2006	2007	2006	2007	2007	2008	2007	2008
(in thousands, except per share data)
Revenues, net of interest and transaction-based expenses:

$355,821	$374,403	$323,031	$435,504	$323,305	$418,438	$376,575	$407,914	$1,378,732	$1,636,259

Net (loss)/income:

31,074	72,897	25,431	(90,592)	55,432	31,218	76,062	(83,065)	187,999	(69,542)

Basic (loss)/earnings per share (1):

$0.30	$0.70	$0.25	$(0.78)	$0.53	$0.26	$0.73	$(0.69)	$1.81	$(0.60)

(1)	Net (loss)/ earnings per share for fiscal 2007 is calculated by dividing historical net income by the weighted average number of common shares outstanding during fiscal 2007.

NOTE 21:	SUBSEQUENT EVENTS

J.C. Flowers Investment

The Company signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, with an affiliate of J.C. Flowers & Co. LLC (“J.C. Flowers”) in which J.C. Flowers agreed to provide a backstop commitment of $300,000 toward the sale of equity or equity–linked securities. Under the terms of the backstop commitment, J.C. Flowers will purchase a minimum of $150,000 and a maximum of $ 300,000 of a new series of convertible preference shares depending on the amount of equity or equity-related securities sold in any offering prior to the closing date. The proceeds from the commitment and the potential offering will be used to repay a portion of the $1,400,000 bridge facility.

The equity securities to be sold to J.C. Flowers will be in the form of convertible preferred shares. Each preferred share will be convertible at any time, at the option of the holder, into MF Global’s common shares, representing an initial conversion price of $12.50 per share. The conversion rate and the conversion price will be subject to adjustments in certain circumstances. Dividends on the security are cumulative at the rate of 6% per annum, payable in cash or common shares at the Company’s option and holders will participate in common share dividends, if any. Dividends are payable if, as and when determined by our board of directors, but if not, paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends become payable in full upon any conversion or any liquidation of the Company. Holders will have the right to vote with holders of the common shares on an “as-converted” basis. The company may require the holders to convert the shares at any time after five years when the closing price of the common shares exceeds 125% of the conversion price for a specified period. In connection with the investment, J.C. Flowers will have the right to appoint up to two directors to MF Global’s board of directors. The securities have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration, or an exemption from registration.

Term Loan Facility

The Company entered into a commitment letter with several banks that provides for a two-year, $450,000 unsecured term loan facility intended to enable the Company to repay a portion of the outstanding borrowings under the bridge facility that mature on December 12, 2008. Pursuant to the terms of the commitment letter, and subject to completion of mutually satisfactory loan documentation, the Company will be permitted to borrow funds in a single drawing under the term loan facility on or prior to July 31, 2008. Initial interest on any loan extended under the term loan facility will bear interest, at our option, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on the Company’s credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on the Company’s credit rating.

The closing of the term loan facility is expected to occur on or prior to July 31, 2008 and is subject to completion of mutually satisfactory definitive loan documentation. In addition, any borrowings under the term loan facility are subject to the satisfaction of certain conditions precedent, including, without limitation, the absence of a material adverse change in the Company’s business or financial condition, compliance with applicable laws, and our issuance of preferred stock or other equity interests for proceeds not less than $300,000. The term loan facility will contain customary representations and warranties as well as financial and other covenants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) occurred during our last fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Creation of a Direct Financial Obligation

On June 13, 2008, as part of our capital plan, we will borrow $350.0 million under our existing, unsecured liquidity facility and repay an equal portion of our existing bridge facility that matures on that day. After giving effect to this borrowing and repayment, we will have $1,000 million of undrawn, committed funds available to us under our liquidity facility, and our outstanding indebtedness prior to the borrowing remains unchanged. Borrowings under the liquidity facility mature on June 15, 2012, unless previously repaid at our discretion or accelerated due to an event of default. The $500.0 million in outstanding borrowings under the liquidity facility bear interest at a fluctuating rate, which currently is LIBOR plus a margin of 1.41% per annum. The applicable margin could increase by between 0.09% to 0.215% per annum if the rating agencies reduce our credit rating as set forth in the liquidity facility. A description of our liquidity facility may be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities and Sources of Liquidity”, and is incorporated by reference into this Item 9B. For a description of our capital plan, also see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Plan”.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of MF Global Ltd.

Information relating to our directors and corporate governance, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, will be described in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on July 28, 2008, which will be filed within 120 days of the end of our fiscal year ended March 31, 2008 (the “2008 Proxy Statement”), and is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers of MF Global”.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) reports they file.

Prior to our IPO, the date of the completion of the combination, MF Global Ltd. did not have a class of securities registered under Section 12 of the Exchange Act. Consequently, no reports under Section 16(a) were filed or required to be filed with respect to any MF Global Ltd. securities.

Based on a review of the copies of reports we received, and on written representations from our reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were complied with from July 2007 to the date of this proxy statement.

Corporate Governance

Our Internet address is www.mfglobal.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request to our investor relations department, are the charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Ethics and Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to security ownership of our management will be in the 2008 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding the outstanding options and restricted stock units on our common shares as of March 31, 2008 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	18,328	$ 30.00	5,672
Equity compensation plans not approved by security holders	0	0	0
Total	18,328	$ 30.00	5,672

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as well as audit committee pre-approval policies and procedures, will be in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

INDEX TO FINANCIAL STATEMENT OF MF GLOBAL LTD.

(b)	Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c)	The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit Number	Description
2.1	Form of Master Separation Agreement by and between Man Group plc and MF Global Ltd.*

3.1	Certificate of Incorporation and Memorandum of Association of MF Global Ltd.*

3.2	By-Laws of MF Global Ltd.*

4.1	Form of Certificate for Common Shares*

4.2	Form of Registration Rights Agreement among MF Global Ltd., Man Group plc and Man Group U.K. Ltd.*

4.3	Form of Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent*

4.4	Form of Certificate of Designations of 6% Cumulative Convertible Preference Shares, Series A

4.5	Amendment No. 1 to the Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent, dated May 20, 2008

4.6	Form of Registration Rights Agreement by and between MF Global Ltd. and J.C. Flowers II L.P.

10.1	Form of Treasury Services Agreement by and between Man Group plc and MF Global Ltd.*

10.2	Form of Introducing Broker Master Agreement by and between Man Financial Limited, Man Investments AG and The Product Clearing Clients†*

10.3	Form of Company Secretarial Services by and between Man Group plc and MF Global Ltd.*

10.4	Form of Group Risk Services Agreement by and between Man Group plc and MF Global Ltd.*

10.5	Form of Tax Matters Deed by and between Man Group plc and MF Global Ltd.*

10.6	Deed of Indemnity by and between Man Group plc and MF Global Ltd.*

10.7	Form of Subunderlease in respect of Sugar Quay, Lower Thames Street, London EKE by and between ED & F Man Limited and Man Financial Limited*

10.8	Form of Subunderlease in respect of Level 2, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.9	Form of Subunderlease in respect of Level 4, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.10	Form of Subunderlease in respect of Kings Hill, Flex 4, 30 Kings Hill Avenue, West Malling, Kent by and between ED & F Man Limited and Man Financial Limited*

10.11	Form of Assignment in respect of 10 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.12	Form of Tax Services Agreement by and between Man Group plc and MF Global Ltd.*

10.13	Form of Facility Sharing Agreement by and between Man Financial Inc and Man- Glenwood Inc.*

10.14	Form of Group Insurance Services Agreement by and between Man Group plc and MF Global Ltd.*

10.15	Form of Trademark Agreement by and between Man Group plc and MF Global Ltd.*

10.16	Form of Executive Officer Employment Agreement with MF Global Ltd.*

Exhibit Number	Description

10.17	Terms Schedule to Employment Agreement of Kevin R. Davis with MF Global Ltd., dated April 3, 2007, by and between Man Group plc and Kevin R. Davis*

10.18	Terms Schedule to Employment Agreement of Christopher J. Smith with MF Global Ltd., dated May 9, 2007, by and between Man Group plc and Christopher J. Smith*

10.19	Terms Schedule to Employment Agreement of Amy S. Butte with MF Global Ltd., dated April 16, 2007, by and between Man Group plc and Amy S. Butte*

10.20	Terms Schedule to Employment Agreement of Ira Polk with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Ira Polk*

10.21	Terms Schedule to Employment Agreement of Thomas M. Harte with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Thomas M. Harte*

10.22	Terms Schedule to Employment Agreement of Simon P. Healy with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Simon P. Healy*

10.23	MF Global Ltd. 2007 Long Term Incentive Plan**

10.24	Form of Share Option Award Agreement (Employee Version)**

10.25	Form of Share Option Award Agreement (Selected Executives Version)**

10.26	Form of Restricted Share Unit Award Agreement (Employee Version)**

10.27	Form of Restricted Share Unit Award Agreement (Selected Executives Version)**

10.28	MF Global Ltd. Employee Stock Purchase Plan***

10.29	MF Global Ltd. Approval Savings-Related Share Option Plan**

10.30	Acquisition Agreement dated as of November 13, 2005 by and among Man Financial as Buyer and Refco Inc., Refco Group Ltd, LLC, Refco Global Futures LLC, Refco Global Holdings, LLC, Refco LLC, Refco (Singapore) PTE Limited, Refco Canada Co., Refco Overseas Ltd, and Certain Affiliates of Refco LLC as Sellers*

10.31	$1,400,000,000 Bridge Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.32	$1,500,000,000 Liquidity Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.33	Form of Telephony Services Agreement by and between Man Group plc and MF Global Ltd.*

10.34	Form of Addendum to Man Financial Limited Terms of Business by and between Man Financial Limited and Man Investments Finance Limited*

10.35	Form of Non-Executive Chairman Restricted Share Award Agreement*

10.36	Terms Schedule to Employment Agreement of Laurence R. O’Connell with MF Global Ltd., dated June 13, 2007, by and between Man Group plc and Laurence R. O’Connell*

10.37	Letter from MF Global to Alison J. Carnwath, dated July 5, 2007*

10.38	Form of Assignment and Assumption of Employment Agreement by and between MF Global Ltd. and Man Group plc*

10.39	Form of Non-Employee Director Restricted Share Award Agreement*

10.40	Deed relating to the Recapitalization of MF Global Ltd., dated as of July 9, 2007, by and between Man Group plc and MF Global Ltd.*

10.41	Settlement Agreement, dated December 3, 2007, by and among Stephen J. Hamlin and C. Clark Hodgson, Jr., as receivers for Philadelphia Alternative Asset Management Company, LLC and related entities, MF Global Inc. and Thomas Gilmartin (Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on December 7, 2007)

Exhibit Number	Description

10.42	Transition agreement, dated January 4, 2008, between MF Global Ltd. and Amy Butte (Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on January 4, 2008)

10.43	First Amendment to $1,400,000,000 Bridge Facility, dated as of January 31, 2008, by and among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein***

10.44	Modification to the Introducing Broker Master Agreement between MF Global UK Limited and Man Investments Limited (Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on March 27, 2008)

10.45	Employment agreement, dated April 1, 2008, between MF Global Ltd. and John R. MacDonald (Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on April 2, 2008)

10.46	Lease, dated December 31, 2007, between NY-717 Fifth Avenue, L.L.C., as landlord and MF Global Holdings USA Inc., as tenant

10.47	Guarantee, dated December 31, 2007, by MF Global Ltd. made in favor of NY-717 Fifth Avenue, L.L.C.

10.48	Investment Agreement, dated May 20, 2008, between MF Global Ltd. and J.C. Flowers II L.P.

10.49	Amendment No. 1, dated June 10, 2008, to the Investment Agreement between MF Global Ltd. and J.C. Flowers II L.P.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of John R. MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John R. MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Registration Statement on Form F-1 (File No. 333-143395) filed on May 31, 2007, relating to MF Global Ltd.’s initial public offering of its common shares, as amended.
**	Incorporated by reference to MF Global Ltd.s’ Quarterly Report on Form 10-Q filed on November 13, 2007.
***	Incorporated by reference to MF Global Ltd.’s Registration Statement on Form F-1 (File No. 333-144079) filed on February 1, 2008
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	June 12, 2008	By:	/s/ Kevin R. Davis
Name: Kevin R. Davis Title: Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin R. Davis, J. Randy MacDonald and Henri J. Steenkamp, and each of them his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on June 12, 2008.

Signature	Position

/s/ Kevin R. Davis Kevin R. Davis	Chief Executive Officer and Director

/s/ Alison J. Carnwath Alison J. Carnwath	Non-Executive Chairman of the Board of Directors

/s/ Christopher J. Smith Christopher J. Smith	Chief Operating Officer, Deputy Chief Executive Officer and Director

/s/ J. Randy MacDonald J. Randy MacDonald	Chief Financial Officer

/s/ Henri J. Steenkamp Henri J. Steenkamp	Chief Accounting Officer (Principal Accounting Officer)

/s/ Edward L. Goldberg Edward L. Goldberg	Director

/s/ Eileen S. Fusco Eileen S. Fusco	Director

/s/ Lawrence M. Schloss Lawrence M. Schloss	Director

/s/ Robert S. Sloan Robert S. Sloan	Director

