Form 10-Q
period 2008-06-30
MF Global Ltd.
filed 2008-08-13
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2008

or

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

Registrant’s telephone number, including area code: (441) 296-1274

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

The number of common shares outstanding of the registrant as of June 30, 2008, was 120,241,696.

MF GLOBAL LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2008	2007
Revenues
Execution only commissions	$119,063	$110,296
Cleared commissions	374,173	358,673
Principal transactions	63,161	99,955
Interest income	345,819	992,228
Other	11,641	9,440

Total revenues	913,857	1,570,592

Interest and transaction-based expenses:
Interest expense	238,797	902,992
Execution and clearing fees	232,703	221,401
Sales commissions	67,703	71,796

Total interest and transaction-based expenses	539,203	1,196,189

Revenues, net of interest and transaction-based expenses	374,654	374,403

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	210,665	215,378
Employee compensation related to non-recurring IPO awards	17,744	—
Communications and technology	32,426	26,647
Occupancy and equipment costs	10,255	8,563
Depreciation and amortization	14,165	12,383
Professional fees	31,020	14,472
General and other	15,225	18,019
IPO-related costs	5,468	20,752
Refco integration costs	270	1,327

Total other expenses	337,238	317,541

Gains/ (losses) on exchange seats and shares	(648)	63,301
Interest on borrowings	14,217	8,692

Income before provision for income taxes	22,551	111,471
Provision for income taxes	6,726	36,859
Minority interests in income of combined companies (net of tax)	556	943
Equity in losses of unconsolidated companies (net of tax)	(878)	(772)

Net income	$14,391	$72,897

Earnings per share (see Note 11):
Basic	$0.12	$0.70
Diluted	$0.12	$0.70
Weighted average number of common shares outstanding:
Basic	120,122,933	103,726,453
Diluted	121,995,205	103,726,453

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2008	March 31, 2008
Assets
Cash and cash equivalents	$2,053,447	$1,481,084
Restricted cash and segregated securities	11,902,964	12,047,009
Securities purchased under agreements to resell	9,839,878	13,022,376
Securities borrowed	5,614,320	4,649,172
Securities received as collateral	394,336	623,752
Securities owned, at fair value ($1,355,178 and $4,142,612 pledged, respectively)	5,325,299	7,380,290
Receivables:
Brokers, dealers and clearing organizations	7,681,119	7,085,652
Customers (net of allowances of $14,655 and $15,958 respectively)	817,294	2,367,461
Affiliates	312	716
Other	31,825	41,835
Memberships in exchanges, at cost (market value of $42,949 and $43,167, respectively)	8,895	8,909
Furniture, equipment and leasehold improvements, net	53,765	54,911
Goodwill	76,798	74,145
Intangible assets, net	184,341	193,180
Other assets	280,574	224,379

TOTAL ASSETS	44,265,167	49,254,871

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term borrowings	1,194,004	1,729,815
Securities sold under agreements to repurchase	14,305,083	18,638,033
Securities loaned	3,560,742	3,188,154
Obligation to return securities borrowed	394,336	623,752
Securities sold, not yet purchased, at fair value	1,481,524	1,869,039
Payables:
Brokers, dealers and clearing organizations	4,024,963	6,317,297
Customers	16,941,856	15,302,498
Affiliates	26,810	12,921
Accrued expenses and other liabilities	257,181	313,507
Long-term borrowings	650,000	0

TOTAL LIABILITIES	42,836,499	47,995,016

Commitments and contingencies (Note 13)
Preference shares, $1.00 par value per share; 200,000,000 shares authorized; 1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,844	0
Minority interests in consolidated subsidiaries	10,631	10,830

SHAREHOLDERS’ EQUITY
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 119,875,977 shares issued and outstanding	119,876	119,647
Additional paid-in capital	1,293,550	1,265,733
Accumulated other comprehensive income (net of tax)	3,815	6,084
Accumulated deficit	(128,048)	(142,439)

TOTAL SHAREHOLDERS’ EQUITY	1,289,193	1,249,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,265,167	$49,254,871

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,391	$72,897
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gains on sale of exchanges seats and shares	(5,897)	(109,877)
Depreciation and amortization	14,165	12,383
Stock-based compensation expense	28,046	7,676
Bad debt expense	(368)	842
Deferred income taxes	(6,258)	(11,143)
Equity in losses of unconsolidated affiliates	878	772
Income applicable to minority interests, net of tax	556	943
Gain on disposal of furniture, equipment and leasehold improvements	(100)	—
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	146,717	(2,016,405)
Securities purchased under agreements to resell	3,182,498	(9,146,390)
Securities borrowed	(965,148)	(4,111,367)
Securities owned	2,052,321	(2,955,924)
Receivables:
Brokers, dealers and clearing organizations	(582,729)	(2,074,773)
Customers	1,549,441	(76,760)
Affiliates	12,776	12,180
Other	9,861	4,064
Other assets	(49,323)	872
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	(4,332,950)	7,740,252
Securities loaned	372,588	5,924,007
Securities sold, not yet purchased, at fair value	(387,515)	2,708,259
Payables:
Brokers, dealers and clearing organizations	(2,292,340)	1,405,623
Customers	1,630,537	1,840,790
Affiliates	318	132,570
Accrued expenses and other liabilities	(39,228)	(90,698)

Net cash provided by/(used in) operating activities	$353,237	$(729,207)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $0 and $7,213 cash acquired in 2008 and 2007, respectively (Note 3)	$(2,653)	$(25,134)
Proceeds from sale of memberships in exchanges	8,825	121,397
Purchase of furniture, equipment and leasehold improvements	(4,932)	(9,271)
Proceeds from sale of furniture, equipment and leasehold improvements	53	—

Net cash provided by investing activities	1,293	86,992

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge financing	(350,000)	—
(Payment)/Proceeds from other short-term borrowings	(35,766)	11,733
Proceeds from liquidity facility borrowings	350,000	—
Proceeds from long-term borrowings from affiliate	—	8,043
Issuance of convertible notes	150,000	—
Payment of debt issuance costs	(21,099)	—
Issuance of preference shares	150,000	—
Preference shares issuance costs	(21,156)
Dividends to Man Group	—	(1,011)

Net cash provided by financing activities	221,979	18,765

Effect of exchange rates on cash and cash equivalents	(4,146)	1,803

Increase/(decrease) in cash and cash equivalents	572,363	(621,647)
Cash and cash equivalents at beginning of period	1,481,084	1,692,554

Cash and cash equivalents at end of period	$2,053,447	$1,070,907

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	229,416	146,134
Obligation to return securities borrowed	(229,416)	(146,134)
Net distributions to Man Group (1)	—	139,900

(1)

Represents net non-cash distributions to Man Group for the periods presented resulting from U.S. GAAP and carve-out adjustments and the related tax effects thereof applied to the carve-out accounts of the Company to present the financial statements on a stand-alone basis.

MF GLOBAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Shareholders’ equity at March 31, 2008	$119,647	$1,265,733	$(142,439)	$6,084	$1,249,025
Stock-based compensation		28,046			28,046
Net income			14,391		14,391
Foreign currency translation				(2,269)	(2,269)
Shares issued	229	(229)			—

Shareholders’ equity at June 30, 2008	$119,876	$1,293,550	$(128,048)	$3,815	$1,289,193

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2008	2007
Net income	$14,391	$72,897
Other comprehensive income adjustments:
Foreign currency translation adjustment	(2,269)	(462)

Comprehensive income	$12,122	$72,435

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

In July 2007, Man Group plc and its subsidiary companies (“Man Group”), a UK corporation, separated its brokerage business from its asset management business by transferring to us all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to MF Global Holdings Overseas Limited (formerly known as Man Financial Overseas Ltd.) and MF Global Holdings Europe Limited (formerly known as ED&F Man Group Ltd.), two holding companies incorporated in the United Kingdom (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited (formerly known as Man Financial (S) Pte Limited), and MF Global Holdings HK Limited (formerly known as Man Financial Holdings (HK) Ltd.) to the Company in exchange for 103,726,353 of the Company’s common shares (the “Separation”). Following the Reorganization and Separation, Man Group also made a net capital contribution of $516,223 in cash to the Company in return for 17,379,493 common shares (the “Recapitalization”).

The Company completed an initial public offering (“IPO”) of its common shares on July 23, 2007. Man Group received all of the net proceeds from the issuance of shares and retained approximately 18.6% ownership in the Company.

These unaudited financial statements include the following:

•	Subsequent to the Reorganization and Separation, the consolidated accounts of MF Global Ltd. and its subsidiaries.

•	Prior to such Reorganization and Separation, the combined financial statements of Man Financial, the brokerage division of Man Group.

Basis of presentation

The unaudited consolidated and combined financial statements are prepared in conformity with U.S. GAAP. Management believes that these unaudited consolidated and combined financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the unaudited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Stockholders’ Equity and Comprehensive Income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of June 30, 2008 and 2007, the Company had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”) and a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”).

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

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. As of June 30, 2008 the only transitional services agreements still in place relate to the provision of risk management services, pension administration and the provision of office services. The service agreements for risk services and pension administration terminate in 2008. The service agreement for office services will continue for as long as the Company leases office space from the Man Group.

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

Restricted Cash and Securities Segregated under Federal and Other Regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC in the U.S. and the FSA in the UK, to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. The Company also has fixed cash deposits classified within Restricted Cash and Securities Segregated of $87,387 and $144,951 as of June 30 and March 31, 2008, respectively, which are held as margin for

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

the issuance of bank guarantees to satisfy local exchange requirements for day to day clearing. In addition, substantially all of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At June 30 and March 31, 2008, the Company was in compliance with its segregation requirements. At June 30 and March 31, 2008, in addition to segregated cash, the Company has segregated securities of $7,766,554 and $6,070,210, respectively classified within Restricted Cash and Securities Segregated. This amount includes securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC totaled $5,621,494 and $5,401,987 at June 30 and March 31, 2008, respectively.

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

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of June 30 and March 31, 2008, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $14,557,560 and $27,537,042, respectively, of which the Company sold or repledged $11,012,842 and $22,854,026, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Minority interests

The Company combines the results and financial position of entities it controls, but does not wholly own. As of June 30, 2008, the Company owned 91.0% of MF Global Securities Limited, 70.2% of MF Global Sify Securities India Private Limited and 75.0% of MF Global Financial Services India Private Limited. At June 30, 2008, and 2007, minority interest recorded in the Consolidated Balance Sheets was $10,631, and $10,830, respectively.

Fair value of financial instruments

Financial instruments and related revenue and expenses are recorded in the financial statements on a trade date basis. Financial instruments include related accrued interest or dividends. Market value generally is based on published market prices or other relevant factors including dealer price quotations.

The fair value of a financial instrument is determined using external market quotations or the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the aggregate fair value of financial instruments recognized on the Consolidated and Combined Balance Sheets (including receivables, payables, and accrued expenses) and approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing.

The Company has adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell as an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. Securities owned, securities sold, not yet purchased and derivatives are reflected in the Consolidated Balance Sheets on a trade-date basis. Related unrealized gains or losses are recognized in Principal transactions in the Consolidated

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

and Combined Statements of Operations. Based on market convention the Company marks its financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS is computed by dividing earnings available to common shareholders adjusted for dividends declared on Series B Preference Shares (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to interest expense on Convertible Notes, net of tax, and dividends declared on Series B Preference Shares in the numerator. The denominator for diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method, as well as the if-converted method for the Convertible Notes and Series B Preference Shares.

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its results of operations and financial condition.

In June 2008, the FASB reached a consensus on FASB Staff Position No. EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“FSP EITF 07-5”). FSP EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact of FSP EITF 07-5 on its results of operations and financial condition.

In June 2008, FASB issued FASB Staff Position No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“FSP EITF No. 08-4”). The objective of FSP EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of FSP EITF 08-4 on its results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS No. 162 on its results of operations and financial condition.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB No. 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the impact of the pending adoption of FSP APB No. 14-1 on its results of operations and financial condition.

In April 2008, the FASB issued Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. More specifically, FSP FAS No. 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company is currently evaluating the impact of the pending adoption of FSP FAS No. 142-3 on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on the disclosures to the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the pending adoption of SFAS No. 141(R) on its results of operations and financial condition.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company adopted FIN 39-1 in the first quarter of fiscal 2009 with no impact to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements. The Company is currently evaluating the impact of the pending adoption of FSP FAS No. 157-1 and FSP FAS No. 157-2 on its results of operations and financial condition.

Note 3: Goodwill and Intangible Assets

During the three months ended June 30, 2008, earn-out payments were made related to a prior acquisition, which are accounted for as additional purchase consideration.

The change in Goodwill is as follows:

Balance as of March 31, 2008	$74,145
Increase	2,653

Balance as of June 30, 2008	$76,798

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Intangible Assets, subject to amortization as of June 30, 2008 and March 31, 2008 are as follows:

	June 30, 2008	March 31, 2008
Customer relationships
Gross carrying amount	$264,413	$264,413
Accumulated amortization	(94,148)	(86,475)

Net carrying amount	170,265	177,938

Technology assets
Gross carrying amount	31,388	31,388
Accumulated amortization	(19,687)	(18,604)

Net carrying amount	11,701	12,784

Trade names
Gross carrying amount	3,284	3,284
Accumulated amortization	(909)	(826)

Net carrying amount	2,375	2,458

Total	$184,341	$193,180

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	June 30, 2008		March 31, 2008
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$412,264	$15,249,146	$424,739	$13,667,808
Foreign currency and other OTC derivative transactions	184,384	869,581	92,389	1,076,077
Securities transactions	175,641	813,350	1,844,087	532,950
Other	45,005	9,779	6,246	25,663

Total	$817,294	$16,941,856	$2,367,461	$15,302,498

Note 5: Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of June 30, 2008, the market value of collateral received under resale agreements was $60,064,329, of which $1,465,160 was deposited as margin with clearing organizations. As of March 31, 2008, the market value of collateral received under resale agreements was $42,017,881, of which $1,444,153 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of June 30 and March 31, 2008, the market value of collateral pledged under repurchase agreements was $66,462,907 and $55,991,535, respectively. As of June 30 and March 31, 2008, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Shareholders’ Equity.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” are satisfied. In accordance with SFAS No. 140, the Company de-recognized assets and liabilities from the Consolidated and Combined Balance Sheets. At June 30, 2008, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $520,065 and $8,179,039, respectively, at contract value.

The carrying values of the assets sold under repurchase agreements, including accrued interest, by maturity date are:

	June 30, 2008
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,908,030	$1,096,483	$1,257,254	$4,231,930	$3,141,461	$11,635,158
U.S. Corporations	50,139	—	115,562	—	—	165,701
Foreign Governments	24,180	108,176	264,508	1,151,999	667,995	2,216,858
Foreign Corporations	263,984	—	23,382	—	—	287,366

Total	$2,246,333	$1,204,659	$1,660,706	$5,383,929	$3,809,456	$14,305,083

	March 31, 2008
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,142,753	$2,398,100	$1,002,275	$952,323	$2,315,481	$7,810,932
U.S. Corporations	123,665	48,242	440,564	15,204	—	627,675
Foreign Governments	205,753	2,502,811	2,756,044	1,344,422	1,535,429	8,344,459
Foreign Corporations	1,439,367	239,238	76,095	100,267	—	1,854,967

Total	$2,911,538	$5,188,391	$4,274,978	$2,412,216	$3,850,910	$18,638,033

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	June 30, 2008		March 31, 2008
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$1,618,509	$1,017,999	$2,068,289	$3,402,525
Due from/to clearing brokers	1,442,006	644,686	1,004,648	787,079
Due from/to clearing organizations	2,246,858	151,522	1,463,997	198,606
Fees and commissions	2,076	75,599	1,174	74,754
Unsettled trades and other	2,371,670	2,135,157	2,547,544	1,854,333

Total	$7,681,119	$4,024,963	$7,085,652	$6,317,297

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 7: Securities Owned and Securities Sold, Not Yet Purchased

Securities owned, at fair value, and financial instruments sold, but not yet purchased, consist of the following:

	June 30, 2008		March 31, 2008
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$3,791,897	$884,864	$3,045,040	$780,645
Corporate debt securities	391,549	—	2,755,494	—
Foreign government bonds	—	—	363,028	881,267
Equities	1,100,568	576,566	1,171,511	207,127
Shares held due to demutualization of exchanges	18,903	—	27,642	—
Other	22,382	20,094	17,575	—

Total	$5,325,299	$1,481,524	$7,380,290	$1,869,039

At June 30 and March 31, 2008, $200,274 and $146,150, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

Note 8: Borrowings

Short term borrowings consist of the following:

	June 30, 2008	March 31, 2008
364-Day Bridge Facility	$1,050,000	$1,400,000
Other short-term borrowings	127,192	276,304
Bank overdrafts	16,812	53,511

Total	$1,194,004	$1,729,815

Long-term borrowings consist of the following:

	June 30, 2008	March 31, 2008
9.00% Convertible Senior Notes due 2038	$150,000	$—
Other long-term borrowings	$500,000	$—

Total	$650,000	$—

In the year ended March 31, 2008, one of the Company’s U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400,000 (the “bridge facility”) with several financial institutions and borrowed the full amount under the bridge facility. The Company’s borrowings under the bridge facility as of June 15, 2007 bore interest at a rate per annum equal to either of the Company’s options, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.32% per annum, or 0.97% with respect to those lenders who are party to the amendment described below, based on its current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, the Company’s ability to be acquired, fundamental changes to the business and failure to maintain required regulatory capital. The Company paid an arrangement fee of $500 and an administration fee of $100 in connection with the bridge facility and liquidity facility (described below). In addition, based on the Company’s credit rating, the Company will pay a facility fee of 8 basis points per annum during the remaining period the bridge facility is in effect.

On January 31, 2008, the Company entered into an amendment (the “Amendment”) to the bridge facility to extend the original maturity date of June 13, 2008 for $1,050,000 of the $1,400,000 of the outstanding borrowing by

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

six months to December 12, 2008 and to increase the rate per annum payable to those lenders who are party to the Amendment by 0.40%, which rate was increased by 0.25% as of and after June 13, 2008 and will be further increased by another 0.25% as of and after September 13, 2008. The Company paid a one-time upfront fee of 5 basis points to amend its bridge facility. The Company paid down $350,000 of the $1,400,000 outstanding under the bridge facility in June 2008 with the proceeds of borrowings under its liquidity facility (described below). The Company paid additional upfront fees equivalent to 5 basis points on June 13, 2008 on the $1,050,000 outstanding.

Concurrent with the bridge facility discussed above, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.31% per annum, at the Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. In addition, the Company paid a one-time up-front fee of 5 basis points and pays a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. On June 13, 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the bridge facility. In connection with this drawdown, the Company agreed to voluntarily increase the interest rate margin by 1.10% per annum on the $500,000 outstanding. The increase prior to the scheduled maturity date in June 15, 2012 only applies to the existing amount outstanding under the liquidity facility and future borrowings under the facility will remain unchanged from the pricing structure outlined above. As of June 30, 2008 and March 31, 2008, $500,000 and $150,000, respectively, was outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company does not intend to pay the amount outstanding at June 30, 2008 under the liquidity facility prior to the maturity date of the liquidity facility. Accordingly, these amounts have been classified as long-term borrowings in the Consolidated Balance Sheet.

At June 30, 2008 the Company also has 364-day revolving credit facilities with various banks on an unsecured committed basis for a total of $275,000. As of June 30, 2008 and March 31, 2008, $127,192 and $96,000, respectively, was outstanding under these facilities. Additionally, one of the Company’s subsidiaries has a local 364-day revolving credit facility for 55,000 Canadian Dollars, of which $10 and $30,304 was outstanding as of June 30, 2008 and March 31, 2008, respectively.

Issuance of Convertible Senior Notes

On June 25, 2008, the Company completed the issuance and sale of $150,000 aggregate principal amount of its 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”). The Convertible Notes will bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2008. The Convertible Notes will mature on June 20, 2038.

Holders may convert the Convertible Notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, common shares or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Notes is 95.6938 common shares per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.45 per common share. The conversion rate will be subject to adjustment in certain events.

The Company may redeem the Convertible Notes, in whole or in part, for cash at any time on or after July 1, 2013 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2018, July 1, 2023, July 1, 2028 and July 1, 2033 at a price equal to 100% of the principal amount of Convertible Notes to be repurchased plus accrued and unpaid interest.

The Company also granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $60,000 aggregate principal amount of the Convertible Notes within a period of 30 days beginning on June 20, 2008. This option was extended through September 18, 2008; see Note 18 for further details.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 9: Stock-Based Compensation Plans

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

The Company issued restricted share units, share options, and restricted shares under the LTIP in connection with the IPO. Share options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an exercise price equal to the price per common share at the date of grant. Restricted share units vest in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were also issued to employees in the IPO, which vest in full after one year, following the IPO, subject to continued employment. Restricted share units and restricted shares also issued at the IPO are defined as non-recurring IPO awards and presented in Employee Compensation related to non-recurring IPO awards within the Consolidated Statement of Operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R). Net income for the three months ended June 30, 2008 includes $28,046 of compensation costs and $8,421 of income tax benefits related to the Company’s stock-based compensation arrangements. Of this amount, $10,301 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $17,744 of compensation costs have been recorded in Employee compensation related to non-recurring IPO awards within the Consolidated Statement of Operations. The Company has no pool of windfall tax benefits.

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

Three months ended June 30, 2008
Expected volatility	39.0%
Risk free interest rate	3.2%
Expected dividend yield	0.0%
Expected term	4.5

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The following tables summarize activity for the Company’s plans for the three months ended June 30, 2008:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2008	10,883,308	$30.00	6.3	$—
Granted	1,929,500	14.17	6.9
Forfeited	351,489	29.96	6.1

Stock options outstanding as of June 30, 2008	12,461,319	27.55	6.2

Stock options expected to vest as of June 30, 2008	11,613,455	27.67	6.2

Stock options exercisable at June 30, 2008	—	$—	—	$—

	Restricted Share Units		Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2008	7,445,102	$30.01	421,535	$29.30
Granted	947,411	11.92	—	—
Forfeited	91,232	30.00	17,900	29.83

Nonvested as of June 30, 2008	8,301,281	$27.52	403,635	29.20
Total unrecognized compensation expense remaining	$153,967		$5,002
Weighted-average years expected to be recognized over	2.1		1.2

The Company has employee stock purchase plans in the US and UK to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the US, participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. In the UK, participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the date of grant. These plans are accounted for as compensatory under SFAS 123R. As of June 30, 2008, no shares were awarded from this plan.

Stock-based compensation issued by Man Group

Historically, certain of the Company’s employees were granted awards under several stock-based incentive plans established by Man Group and approved by Man Group’s Remuneration Committee. At the IPO, employees that held these awards were deemed to have terminated employment with Man Group as ‘good leavers’ and outstanding awards were treated in accordance with plan guidelines. The Company did not assume or convert Man Group awards into LTIP awards or into common shares of the Company. The information presented below for the three months ended June 30, 2007 relates only to employees of the Company. Subsequent to the IPO, expense on awards exercised related to these plans are being incurred by Man Group.

Net income for the three months ended June 30, 2007 includes $7,676 of compensation costs and $2,807 of income tax benefits related to Man Group’s stock-based compensation arrangements All of these compensation costs have been recorded in Employee compensation and benefits (excluding non-recurring IPO awards) within the unaudited Consolidated and Combined Statements of Operations. Certain stock-based compensation awards have been classified as liabilities.

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

The following table summarizes activity for Man Group’s Executive Share Option plan for the three months ended June 30, 2007:

	Options	Weighted- Average Exercise Price (per share) (1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	1,767,948	$5.22	7.2	$10,100
Exercised	21,060	5.26	7.1	128
Vested at IPO (2)	—	—	—	—

Stock options outstanding as of June 30, 2007 (2)	1,746,888	5.26	6.9	12,048
Stock options vested and expected to vest as of June 30, 2007 (2)	1,746,888	5.26	6.9	12,048
Stock options exercisable at June 30, 2007 (2)	991,452	$4.03	5.6	$8,074

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.
(2)	The Company has no further obligation for these awards. Awards vested at IPO are exercisable through Man Group plc.

During the three months ended June 30, 2007, Man Group issued no stock option awards. The total intrinsic value of stock options exercised during the three months ended June 30, 2007 was $128. During the three months ended June 30, 2007, there were 21,060 stock options exercised with a $128 impact on cash flows from operations and financing activities.

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

The assumptions used for the three months ended June 30, 2007 were as follows:

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

Three months ended June 30, 2007
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

During the three months ended June 30, 2007, no shares were purchased by participants for additional investment in the plan. During the three months ended June 30, 2007, Man Group issued no performance share awards.

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

As a result of the IPO, the holding periods applicable to shares purchased by employees lapsed and became freely tradable, subject to certain restrictions. Outstanding matching shares awarded to employees vested on a pro-rata basis as of the IPO, and were exercisable for nine months after the IPO. The remaining matching shares have been forfeited.

During the three months ended June 30, 2007, no shares were purchased by participants for additional investment in the Co-Investment plan. During the three months ended June 30, 2007, Man Group issued no matching share awards.

A summary of the activity of performance share awards and matching co-investment plan shares as of June 30, 2007 and changes during the year then ended is presented below:

	Performance Share Plan		Co-investment Plan
	Awards	Weighted- Average Grant Date Fair Value (per award) (1)	Awards	Weighted- Average Grant Date Fair Value (per award) (1)
Nonvested as of April 1, 2007	4,746,644	$5.04	11,793,358	$5.08
Vested	1,370,574	3.87	2,241,346	3.89
Forfeited	—	—	—	—

Nonvested as of June 30, 2007	3,376,070	$5.56	9,552,012	$5.42

Total unrecognized compensation expense remaining	$9,892		$24,514
Weighted-average years expected to be recognized over	2.50		2.50

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.

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

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. UK employees continued to be eligible to participate in this plan for nine months after the IPO and shares purchased under the plan became freely transferable. During the three months ended June 30, 2007 the Company did not issue shares under the employee stock purchase plan.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 10: Income Taxes

Effective income tax rate

The effective income tax rate for the three months ended June 30, 2008 was approximately 29.8% as compared to approximately 33.1% for the three months ended June 30, 2007. The effective tax rate for the quarter ended June 30, 2008 includes the effects of certain non-recurring costs and refinements of previously-recorded tax liabilities. The Company’s effective tax rate on ordinary operations for the quarter ended June 30, 2008 was approximately 30.8%.

Uncertain Tax Positions

As of March 31, 2008, the Company had total unrecognized tax benefits of $26,078. For the three months ended June 30, 2008, the Company decreased gross unrecognized tax benefits by $551 as a result of expiring statutes of limitations and increased gross unrecognized tax benefits by $1,577 which includes $331 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $27,104 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected within the next 12 months that the amount of gross unrecognized tax benefits will be impacted by expiring statutes of limitations and unrecognized benefits arising in the ordinary course of business.

Note 11: Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS is computed by dividing earnings available to common shareholders adjusted for dividends declared on Series B Preference Shares (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to interest expense on Convertible Notes, net of tax, and dividends declared on Series B Preference Shares in the numerator. The denominator for diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method as well as using the if-converted method for all Convertible Notes and Series B Preference Shares. The Company uses the treasury stock method to reflect the potential dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of June 30, 2008 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The computation of earnings per share is as follows:

	Three months ending June 30,
	2008	2007
Basic earnings per share:
Numerator:
Net income	$14,391	$72,897
Dividends declared on Series B Preference Shares	—	—

Net income, if-converted	$14,391	$72,897

Denominator:
Basic weighted average common shares outstanding	120,122,933	103,726,453

Basic earnings per share	$0.12	$0.70

Diluted earnings per share:
Numerator:
Net income	$14,391	$72,897
Interest expense on Convertible Notes, net of tax	131	—
Dividends declared on Series B Preference Shares	—	—

Net income, if-converted	$14,522	$72,897

Denominator:
Basic weighted average common shares outstanding	120,122,933	103,726,453
Dilutive stock-based compensation awards	—	—
Convertible Notes	936,135	—
Series B Preference Shares	936,137	—

Diluted weighted average common shares outstanding	121,995,205	103,726,453

Diluted earnings per share	$0.12	$0.70

The weighted average number of common shares outstanding for periods prior to the Reorganization and Separation is calculated using the common stock outstanding immediately following the Reorganization and Separation. Unvested restricted shares and restricted share units of 8,665,567 and unexercised stock options of 12,461,319 were excluded from the computation of diluted earnings per share for the three months ended June 30, 2008, as they were anti-dilutive for the period presented.

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, principal exchanges of which they are a member, and other local regulatory bodies, as applicable.

In accordance with the Uniform Net Capital Rule (“Rule 15c3-1”) of the Securities Exchange Act of 1934, one of the Company’s subsidiaries, MF Global Inc., is required to maintain minimum net capital equal to the greater of $250 or 2% of aggregate debit items as defined by Rule 15c3-1. At June 30, 2008, the Company had net capital, as defined, of $608,964, which was $152,634 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At June 30, 2008, the Company was in compliance with all of these provisions.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

At June 30, 2008, the Company had financial resources, as defined, of $884,403, resource requirements of $294,464, and excess financial resources of $589,579. The Company is currently in discussion with the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at June 30 and March 31, 2008.

Note 13: Commitments and Contingencies

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

•

Commodity Futures Trading Commission Investigation. The CFTC has issued a formal order of investigation naming the Company and Mr. Dooley. The CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), has been collecting documentation from the Company and taking depositions of its employees. The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. The Company has established an accrual of $10,000 in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

•	Retention of Consultants. The Company’s Nominating and Governance Committee, composed of certain independent Board members, have hired two consultants to help advise them and, through them, the

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

Commodity Futures Trading Commission Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of its individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why it believes no proceeding should be brought. It is not yet certain what action the CFTC will take. The Company has established an accrual of $10,000 in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008 – Commodity Futures Trading Commission Investigation” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. In connection with this investigation, the Company has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and the Company with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against the Company or its broker. The Company has established an accrual of $10,000 in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008 – Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

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

Man Group has agreed to indemnify the Company for all costs, expenses and liabilities the Company may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50,000, net of any insurance proceeds the Company receives. The Company received $25,000 on July 10, 2008 from Man Group plc in relation to the PAAMCo matter under the Deed of Indemnity executed at the time of the separation from Man Group plc.

As a result of discussions leading to this settlement, the Company recorded an expense of $76,814 in fiscal 2008. The Company believes that these settlement and litigation costs are substantially insured; however no insurance proceeds have been recognized and will not be recognized until actually received. The Company’s insurance carriers have been notified of the settlement agreement (together with amounts paid thereunder) and of its associated defense costs in the PAAMCo-related litigation. The insurers have offered an amount, without prejudice, which the Company regards as inadequate and the Company has taken the matter to binding dispute resolution under the insurance contract. The Company has claimed in excess of $90,000 and the insurers have counterclaimed for $12,000 for previously paid defense costs. It is anticipated that there will not be a resolution of the matter for approximately one year.

On December 26, 2007, the Company settled a related investigation by the CFTC arising out of the PAAF matter. Without admitting or denying the allegations, the Company agreed to the entry of an order finding that it violated supervision and recordkeeping requirements and the Company agreed to follow revised procedures and paid a civil monetary penalty of $2,000, which was accrued in fiscal 2008.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200 as to one claimant and a net of $240 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding are approximately $6,000 in compensatory damages and $12,000 in punitive damages. That case is scheduled to be heard in September 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the second arbitration. Therefore, no provision for losses has been recorded in connection with that arbitration.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Midland Euro Cases

The key allegations in a bankruptcy proceeding and a class action proceeding were that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that the Company (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleged that in the one year period preceding the bankruptcy petitions, the Company made voidable transfers to itself from the MEE accounts in the amount of not less than approximately $1,800. In the class action complaint, the plaintiffs alleged that the Company, together with MEE’s accountants and its London bank, were liable for $90,000 of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO were sought. The Company reached a settlement with plaintiffs in the class action suit, pursuant to which the Company paid the plaintiffs $4,100 in the year ended March 31, 2008. The Company also reached a settlement with the bankruptcy trustee, pursuant to which the Company paid the trustee $100. This was recorded as an expense in fiscal 2007.

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

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3,700 (approximately $7,400) in damages and speculative claims, including claims for lost profits, of up to an additional £87,000 (approximately $173,400). Mediation began in April 2008 but has not been successful and a trial has been set for March 2009. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit. Since the case is in its earliest stages, it is difficult to determine exposure, if any. The Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other future commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company has filed a motion to dismiss the amended complaint. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Hobart Securities

The Company is in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). The Company exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2,500 (approximately $5,000) of other Dawnay, Day companies with accounts at

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

MF Global. DDCM has instituted legal proceedings seeking to have the Company reverse the £2,500 set-off, with DDCM claiming that the Company was not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Class Action Suit

The Company and certain of the Company’s executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purports to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, seeks to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to the Company’s financial results and projections and capital structure. The litigation is in its early stages, and the Company believes that it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of June 30, 2008, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of June 30, 2008 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

Other Commitments

Certain clearing-houses, clearing banks, and clearing firms used by the Company are given a security interest in certain assets of the Company held by those clearing organizations. These assets may be applied to satisfy the obligations of the Company to the respective clearing organizations. See Note 12 for further details.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Lines of Credit

The Company has a bridge facility in an aggregate principal amount of up to $1,050,000 and a $1,500,000 five-year unsecured committed revolving liquidity facility. The Company has also entered into multiple 364-day revolving credit facilities through various banks on a committed, unsecured basis for a total amount of $275,000 as of June 30, 2008, under similar terms as the liquidity facility. As of June 30, 2008, $127,192 was outstanding under these facilities. See Note 8.

The Company also has other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of June 30, 2008, the Company had $77,000 of issued letters of credit.

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

Each region’s contribution to the consolidated and combined amounts is as follows:

	Three months ending June 30,
	2008	2007
Revenues, net of interest and transaction-based expenses:
North America	$181,356	$138,141
Europe	148,472	199,516
Rest of World	44,826	36,746

Total	$374,654	$374,403

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three months ended June 30, 2008 and 2007. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group holds an investment of approximately 18.6% in the Company and as such is considered a related party for the period ended June 30, 2008.

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

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the three months ended June 30, 2008, and 2007 are summarized as follows:

	Three months ending June 30,
	2008	2007
Revenues
Cleared commissions	$5,813	$5,654
Interest income	58	55

Total revenues	5,871	5,709
Less: Interest expense	7,746	10,958

Revenues, net of interest and transaction-based expenses	(1,875)	(5,249)

Expenses
Employee compensation and benefits	—	9,953
Communications and technology	314	575
Occupancy and equipment costs	1,117	1,286
Professional fees	1,103	11
Depreciation and amortization	—	—
General and other	162	154

Total non-interest expenses	2,696	11,979

Interest on borrowings	—	4,414

Gains on exchange seats and shares	—	94,703

Total, net	$(4,571)	$73,061

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The Company had receivables with Man Group of $312 and $716 at June 30 and March 31, 2008, respectively. In addition, the Company also had payables with Man Group of $26,810 and $12,921 at June 30 and March 31, 2008, respectively.

Note 16: Non-Cumulative Convertible Preference Shares, Series B

On June 25, 2008, the Company completed the issuance and sale of $150 million in aggregate liquidation preference of its 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”). The Company will pay dividends on the Series B Preference Shares, when, as and if declared by its board of directors out of legally available surplus, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15, commencing on August 15, 2008. Dividends on the Series B Preference Shares will not be cumulative and may be paid in cash, common shares or both.

The Series B Preference Shares are convertible, at the holder’s option, at any time, initially into 9.5694 Common Shares based on an initial conversion price of approximately $10.45 per share, subject in each case to specified adjustments. The conversion rate will also be adjusted upon the occurrence of certain make-whole acquisition transactions and other events. On or after July 1, 2018, if the closing price of the Company’s common shares exceeds 250% of the then-prevailing conversion price for 20 trading days during any consecutive 30 trading day period, the Company may, at its option, cause the Series B Preference Shares to be automatically converted into common shares at the then-prevailing conversion price. There is no beneficial conversion feature to be recognized at the issuance date of the Series B Preference Shares, however, given certain conditions, a beneficial conversion feature could be recognized in the future.

Note 17: Fair Value Measurements

The Company has adopted the provisions of SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

In accordance with SFAS FSP 157-2, ”Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”) the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until April 1, 2009.

SFAS No. 157 nullifies select guidance provided by EITF Issue No. 02-3, which prohibited the recognition of trading gains or losses at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique that incorporates observable market data. There was no impact in adopting the provisions of SFAS No. 157, on April 1, 2008.

SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption.

Securities Owned, Securities Sold, Not Yet Purchased and Derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange traded equities and U.S. government securities as well as futures and options traded on exchanges.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agencies, corporate debt, and certificates of deposit, as well as over the counter forwards, swaps, and options.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are excess memberships in exchanges.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there is sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table summarizes the Company’s financial assets and liabilities as of June 30, 2008, by level within the fair value hierarchy.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of June 30, 2008
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,145,901	$1,887,794	$—	$—	$4,033,695
Corporate debt securities	—	391,549	—	—	$391,549
Equities	1,100,568	—	—	—	$1,100,568
Shares held due to demutualization of exchanges	—	—	18,903	—	$18,903
Other	22,382	—	—	—	$22,382

Total securities owned (4)	$3,268,851	$2,279,343	$18,903	$—	$5,567,097

Derivative Assets
Futures transactions	$2,849,529	$—	$—	$(366,760)	$2,482,769
Foreign currency and other OTC derivative transactions	236,900	2,489,689	—	(2,533,032)	$193,557

Total derivative assets (2)	3,086,429	2,489,689	—	(2,899,792)	2,676,326

Total assets at fair value	$6,355,280	$4,769,032	$18,903	$(2,899,792)	$8,243,423

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$884,864	$—	$—	$—	$884,864
Equities	576,566	—	—	—	$576,566
Other	20,094	—	—	—	$20,094

Total securities sold, not yet purchased	$1,481,524	$—	$—	$—	$1,481,524

Derivative liabilities
Futures transactions	$3,030,102	$—	$—	$2,085,699	$5,115,801
Foreign currency and other OTC derivative transactions	238,182	2,454,512	—	(2,057,037)	$635,657

Total derivative liabilities (3)	3,268,284	2,454,512	—	28,662	5,751,458

Total liabilities at fair value	$4,749,808	$2,454,512	$—	$28,662	$7,232,982

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations. Excludes $5,822,087 within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(3)	Reflects derivative liabilities within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations. Excludes $15,215,361 within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(4)	Includes $241,798 of Securities owned which are held in segregation. These securities have been classified within Restricted Cash and Segregated Securities in the Consolidated Balance Sheet.

The amount of unrealized gains and losses included in income attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in “Principal transactions” revenues in the Statements of Operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products with a higher Level (either Level 1 or 2). The Company generally maintains a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties. This hedging and underlying financial instruments are often classified in different levels in the fair value hierarchy.

The tables below provide a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses for the quarter for all financial assets and liabilities categorized as Level 3 as of June 30, 2008. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

•

Gains or losses that have been reported in Level 3 resulting from changes in Level 1 or Level 2 inputs are frequently offset by gains or losses attributable to instruments classified in Level 1 or Level 2 or by cash instruments reported in Level 3 of the fair value hierarchy.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

Balance as of April 1, 2008	$(42,543,094)
Total realized and unrealized gains and (losses)	(1,333,183)
Purchases, sales, issuances and settlements, net	66,376,112
Transfers in and (out) of Level 3	(3,596,746)

Balance as of June 30, 2008	$18,903,089

The balance at June 30, 2008 is comprised of excess memberships in exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in “Principal transactions” on the Statements of Operations. Purchases, sales and settlements represent Level 3 assets and liabilities that were either purchased, sold, or settled during the period. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

Note 18: Subsequent Events

Cumulative Convertible Preference Shares, Series A

On July 18, 2008, the Company issued and sold $150,000 in aggregate liquidation preference of its Cumulative Convertible Preference Shares, Series A (the “Series A Preference Shares”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preference Shares to repay a portion of the Company’s $1,400,000 bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its recently completed private offerings of Series B Preference Shares and Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preference Shares, at 10.725%. The Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preference Shares rank senior to the Company’s common shares with respect to dividend rights and rights upon liquidation of the Company.

Two-Year Term Facility

On July 18, 2008, the Company entered into a credit agreement with several banks that provides for a two-year, $300,000 unsecured term loan facility (the “Two-Year Term Facility”) intended to enable the Company to prepay loans under its bridge facility which are otherwise due and payable on December 12, 2008. Loans outstanding under the Two-Year Term Facility may be prepaid without penalty, subject to certain restrictions. Interest on any loan extended under the Two-Year Term Facility will bear interest, at the option of the Company, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on the Company’s credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on the Company’s credit rating. The applicable margin will increase by 100 basis points on the first anniversary of the closing date and by 200 basis points on all overdue amounts. The Two-Year Term Facility contains customary representations and warranties, financial covenants including minimum net worth, a maximum leverage ratio of adjusted total indebtedness to interest expense, a maximum ratio of net cash capital to net liquid assets and a minimum ratio of net cash capital to net liquid assets and other customary covenants including limitations on material changes in lines of business, limitations on liens and indebtedness, certain restrictions on mergers and sales of property, compliance with laws, conduct of business and maintenance of existence, material licenses and membership, compliance with regulatory capital standards and restrictions on use of proceeds. If the Company fails to pay any amount when due under the Two-Year Term Facility, if any other outstanding debt with an aggregate principal amount exceeding $50,000 is accelerated or not paid when due, upon certain events of bankruptcy or liquidation of the Company or

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

certain of its subsidiaries or upon a change of control or ownership, an event of default will occur under the Two-Year Term Facility. In connection with its entry into the Two-Year Term Facility, the Company has paid a total of $12,600 in fees to several banks that are parties to the Two-Year Term Facility. At the closing of the Two-Year Term Facility, the Company cancelled a certain bank’s $50,000 bilateral credit facility as concession for their participation in the new facility resulting in total uncommitted unsecured facilities of $225,000.

On July 18, 2008, the Company borrowed $300,000 under the Credit Facility, which will come due July 16, 2010. The borrowed amount was used to repay a portion of the Company’s $1,400,000 bridge facility pursuant to its capital plan. After giving effect to this repayment and the repayment from the proceeds of the sale of the Convertible Notes and the Series B Preference Shares, which were approximately $257,700 after deducting discounts and commissions paid to the initial purchasers in connection with these offerings and estimated offering expenses, the outstanding principal amount of the bridge facility has been reduced to $100,000.

Option to Purchase Additional Convertible Notes

In connection with the June 25, 2008 issuance of $150,000 9.00% Convertible Notes due 2038, the Company also granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $60,000 aggregate principal amount of the Convertible Notes within a period of 30 days beginning on June 20, 2008. On July 18, 2008, the Company agreed to extend the term of the option so that it would expire on September 18, 2008. On August 7, 2008, the initial purchasers exercised the option to purchase an additional $60,000 of the Convertible Notes. Upon the issuance and sale of the additional Convertible Notes on August 12, 2008, the securities demand feature of the term loan facility was fulfilled. The Convertible Notes are convertible into common shares at an initial conversion price of $10.45 per $1 aggregate principal amount of Convertible Notes, subject to adjustment. The Convertible Notes mature in 2038, subject to redemption at the Company’s option after five years and a right of holders to require repurchase every five years beginning in five years.

Dividends declared

On July 29, 2008, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares of $1,207 and $2,031, respectively. These dividends have a record date of August 5, 2008 and payment date of August 15, 2008.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our ability to repay the remaining borrowings outstanding under our bridge facility;

•	our liquidity requirements and our ability to obtain access to necessary liquidity;

•	our expectation to benefit from continued industry growth;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing and new geographic regions;

•	our ability to continue to expand our business through acquisitions;

•	expectations regarding the business environment in which we operate and the trends in our industry;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;

•	our ability to retain our management and other employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	the likelihood of success in, and the impact of, litigation involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our tax rate; and

•	our ability to maintain trading volumes and market share.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Ltd. and its consolidated subsidiaries. Our MD&A should be read in conjunction with our unaudited consolidated and combined financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q.

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

We have continued to experience overall growth in transactions volumes in recent years, which has benefited from increased volatility in many of the markets in which we operate. The total volume of exchange-traded futures and options transactions we executed and cleared increased 16.9% from 470.5 million contracts in the three months ended June 30, 2007 to 549.8 million contracts in the three months ended June 30, 2008. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

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

Significant Business Developments

Reorganization and Separation

In July 2007, Man Group plc separated its brokerage business from its asset management business by transferring to us all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to MF Global Holdings Overseas Limited (formerly known as Man Financial Overseas Ltd.) and MF Global Holdings Europe Limited (formerly known as ED&F Man Group Ltd.), two holding companies incorporated in the United Kingdom (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited (formerly known as Man Financial (S) Pte Limited), and MF Global Holdings HK Limited (formerly known as Man Financial Holdings (HK) Ltd.) to us in exchange for 103,726,353 of our common shares (the “Separation”). Following the Reorganization and Separation, Man Group also made a net capital contribution of $516.2 million in cash to us in return for 17,379,493 common shares (the “Recapitalization”).

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Initial Public Offering

In July 2007, we completed our initial public offering, or IPO, of 97,379,765 of our common shares, all of which were sold by a subsidiary of Man Group at a price of $30 per share. Following the IPO, Man Group retained approximately 18.6% of our common shares, which it holds through one of its subsidiaries. We did not receive any proceeds from the sale of these common shares.

In connection with the IPO, we established the 2007 Long-term Incentive Plan (“LTIP”) which provides for the grant of equity compensation awards to eligible employees, consultants, directors and other individuals who provide services to us. In connection with the IPO, we issued restricted share units, share options, and restricted shares under the LTIP. Restricted share units and restricted shares issued in connection with the IPO are defined as non-recurring IPO awards and accounted for as employee compensation related to non-recurring IPO awards on our unaudited Consolidated Statements of Operations. The stock compensation charge related to these non-recurring IPO awards is considered a non-cash charge as the cost was incurred by Man Group as part of the IPO. See “—Results of Operations” and Note 9 to our unaudited consolidated and combined financial statements for further details.

Issuance of Non-Cumulative Convertible Preference Shares and Convertible Notes

On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”) and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”). See Note 8 to our unaudited consolidated and combined financial statements for further details. In August 2008, the initial purchasers exercised their option to purchase an additional $60.0 million aggregate principal amount of our Convertible Notes.

The J.C. Flowers Investment

We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of up to $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, on July 18, 2008, J.C. Flowers purchased $150.0 million in aggregate liquidation preference of a new series of equity securities in the form of convertible preferred shares, or the Series A Preference Shares. The proceeds from the backstop commitment were used to repay a portion of the bridge facility that matures on December 12, 2008.

Subject to certain exceptions, none of the Series A Preference Shares sold to J.C. Flowers may be transferred for a period of 12 months after closing and J.C. Flowers may not beneficially own 20% or more of our outstanding common shares for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, we also amended our shareholder rights plan to exclude J.C. Flowers (including any affiliate of J.C. Flowers), after the first time it becomes the beneficial owner of 15% or more of our common shares, and until such time as either it falls below the threshold or becomes the owner of 20% or more of our common shares, from the provision that triggers the rights plan when any person acquires 15% or more of our issued and outstanding common shares without approval of our board of directors.

Each Series A Preference Share is convertible at any time at the option of the holder into our common shares at the rate of eight common shares per Series A Preference Share, representing an initial conversion price of $12.50 per share. The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A Preference Shares are cumulative at the rate of 10.725% per annum, payable in cash or common shares, at our option, and holders will participate in common share dividends, if any. Dividends are payable if, as and when determined by our board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preference Shares become payable in full upon any conversion or any liquidation of us. We will not be permitted to pay any dividends on or to repurchase our common shares during any period when dividends on the Series A Preference Shares are in arrears. Holders will

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

have the right to vote with holders of the common shares on an “as-converted” basis. We may require the holders to convert the shares at any time after May 15, 2013 when the closing price of the common shares exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, we sell common shares or securities convertible into or exercisable for common shares at a price less than the conversion price on the Series A Preference Shares, we will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at our option in cash or common shares. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), we sell any other series of preference shares with a dividend rate above 5.45%, the dividend rate on the Series A Preference Shares held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at our option in cash or common shares. In accordance with certain adjustment provisions of the Investment Agreement with J.C. Flowers, which were triggered as a result of our issuance and sale of the Series B Preference Shares and the Convertible Notes, we paid J.C. Flowers approximately $36.3 million in cash and reset the annual dividend rate on the Series A Preference Shares from 6.00% to 10.725%.

In connection with the investment, J.C. Flowers was granted the right to appoint up to two directors to our board of directors. Pursuant to this right, on July 29, 2008, we appointed David I. Schamis to our board. In addition, if we fail to pay dividends on the Series A Preference Shares for six quarterly periods, whether or not consecutive, the Series A preference shareholders will have the right as a class to elect two additional directors to our board. The terms of the J.C. Flowers transaction are described in our current reports on Form 8-K filed with the SEC on May 23, 2008 and July 18, 2008, which we incorporate herein by reference (except for any portion of such reports which are furnished rather than filed). Upon consummation of the J.C. Flowers investment, we entered into an agreement to grant J.C. Flowers registration rights with respect to the Series A Preference Shares and the common shares into which the Series A Preference Shares may be converted. The J.C. Flowers transaction closed on July 18, 2008.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets. In particular, our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher prices do not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and cleared increased 16.9% from 470.5 million contracts in the three months ended June 30, 2007 to 549.8 million contracts in the three months ended June 30, 2008.

All volume statistics presented herein for the three months ended June 30, 2008 and 2007 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold as well as the duration of the portfolio of client balances invested. Client balances can be impacted by a variety of exogenous factors, including changes in margin requirements at exchanges, market volatility, declining asset values, such as has been the case recently in the energy markets, as well as changes in the composition of margin. Clients, for example, may elect to deposit securities, rather than cash, as margin, which will result in a reduction in our client balances because the securities deposited as margin are not carried on our balance sheet. As a result of these exogenous factors, client balances fluctuate, often significantly, from day to day and are not indicative of future business.

Our net interest income is also directly affected by principal transactions, such as fixed income and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the sudden narrowing of spreads during this quarter. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of the portfolio of client balances invested. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt.

Results of Operations

Basis of Presentation

The unaudited consolidated financial statements for the three months ended June 30, 2008 represent our fourth reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with U.S. GAAP, as described above.

Our unaudited consolidated and combined financial statements include the carve-out accounts of Man Financial, the brokerage business of Man Group plc, and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the respective businesses. Our unaudited consolidated and combined financial statements may not necessarily reflect the results of operations, financial position and cash flows we would have achieved had we actually existed on a stand-alone basis during the periods presented. Transactions between us and Man Group and entities that remain part of Man Group after the IPO, herein referred to as “related party” or “affiliated” transactions, have not been eliminated in combination, but all significant intercompany balances and transactions between the entities included in our unaudited consolidated and combined financial statements have been eliminated in combination.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Our unaudited consolidated and combined financial statements include our direct expenses as well as our allocation of expenses arising from shared services and infrastructure provided to us by Man Group. These expenses primarily relate to employee compensation and benefits, use of office facilities and services related to overall corporate functions, including tax, legal, risk management, insurance, finance, internal audit and executive management. These expenses have been allocated to us using estimates that management considers a reasonable reflection of our use of these services or benefits we received. See Note 15 to our unaudited consolidated and combined financial statements for further information related to these costs.

Management believes that our unaudited consolidated and combined financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated and combined balance sheets, statements of operations, cash flows, changes in stockholders’ equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, during the second quarter of fiscal 2008, we began classifying the total return equity swaps entered into as part of a matched equity hedge in principal transactions rather than in net interest. Additionally, we also began presenting the interest and dividends earned on contracts for differences on a gross rather than net basis within interest income and interest expense. This reclassification did not result in any changes to revenues, net of interest and transaction based expenses, or net income.

We operate and manage our business on an integrated basis as a single operating segment. We derive our revenues principally from execution and clearing services we provide to our clients, including interest income related to providing these services. While we provide these services to a diverse client base across multiple products, markets and geographic regions, we do not manage our business, allocate resources or review our operating results based on the type of client, product or trading market or the geographic region in which these services are provided. For information related to our geographic regions, see Note 14 to our unaudited consolidated and combined financial statements.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Three Months ended June 30, 2008 Compared to the Three Months ended June 30, 2007:

	Three months ended June 30,
(Amounts in millions except share data)	2008	2007	% Change
Revenues
Execution only commissions	$119.1	$110.3	8.0%
Cleared commissions	374.2	358.7	4.3
Principal transactions	63.2	100.0	(36.8)
Interest income	345.8	992.2	(65.1)
Other	11.6	9.4	23.4

Total revenues	913.9	1,570.6	(41.8)

Interest and transaction-based expenses:
Interest expense	238.8	903.0	(73.6)
Execution and clearing fees	232.7	221.4	5.1
Sales commissions	67.7	71.8	(5.7)

Total interest and transaction-based expenses	539.2	1,196.2	(54.9)

Revenues, net of interest and transaction-based expenses	374.7	374.4	0.1

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	210.7	215.4	(2.2)
Employee compensation related to non-recurring IPO awards	17.7	—	—
Communications and technology	32.4	26.6	21.8
Occupancy and equipment costs	10.3	8.6	19.8
Depreciation and amortization	14.2	12.4	14.5
Professional fees	31.0	14.5	113.8
General and other	15.2	18.0	(15.6)
PAAF legal settlement	—	—	—
Broker related loss	—	—	—
IPO-related costs	5.5	20.8	(73.6)
Refco integration costs	0.3	1.3	(76.9)

Total other expenses	337.2	317.5	6.2

Gains/ (losses) on exchange seats and shares	(0.6)	63.3	(100.9)
Net gain on settlement of legal proceeding	—	—	—
Loss on extinguishment of debt	—	—	—
Interest on borrowings	14.2	8.7	63.2

Income before provision for income taxes	22.6	111.5	(79.7)
Provision for income taxes	6.7	36.9	(81.8)
Minority interests in income of combined companies (net of tax)	0.6	0.9	(33.3)
Equity in losses of uncombined companies (net of tax)	(0.9)	(0.8)	12.5

Net income	$14.4	$72.9	(80.2)

Earnings per share:
Basic	$0.12	$0.70
Diluted	$0.12	$0.70
Weighted average number of common shares outstanding:
Basic	120,122,933	103,726,453
Diluted	121,995,205	103,726,453

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overview

Revenues, net of interest and transaction-based expenses, remained relatively unchanged at $374.7 million for the three months ended June 30, 2008 as compared to $374.4 million for the three months ended June 30, 2007. Our total volumes of executed and cleared exchange-traded futures and option transactions increased 16.9% during the period from 470.5 million contracts for the three months ended June 30, 2007 to 549.8 million contracts for the three months ended June 30, 2008 resulting in increased execution and clearing revenues, net of execution fees. The increase of 79.3 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, markets and regions and is attributable to the organic growth of our business, combined with the integration and financial contribution of small acquisitions in the United States and Asia Pacific region. During the three months ended June 30, 2008, there was also an increase in other revenues of $2.2 million that reflected an increase in the ancillary services we provide to our clients due to increased volume and business. Such increases in revenues, however, were offset by reduced net interest generated from client funds due to the narrowing of short-term credit spreads coupled with the reduced duration of the movement of client funds.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, increased $19.7 million, or 6.2%, to $337.2 million for the three months ended June 30, 2008 from $317.5 million for the three months ended June 30, 2007. The increase was primarily due to $17.7 million of stock-based compensation expense on our equity awards issued in connection with the IPO, $6.0 million in professional fees incurred in connection with the broker-related loss, and $10.5 million incremental professional fees due to increased audit fees, legal fees, and other consulting fees incurred as a stand-alone public company with enhanced reporting and regulatory requirements. The remaining $1.8 million increase is directly related to the growth in our volumes and ancillary services. These increases are offset by a reduction of $16.3 million in costs related to the IPO and Refco integration. See “—Non-GAAP Financial Measures” for further details.

Income before provision for income taxes decreased $88.9 million, or 79.7%, to $22.6 million for the three months ended June 30, 2008 from $111.5 million for the three months ended June 30, 2007. This decrease was mainly due to the increased expenses noted above, a decrease of $63.9 million from gains on exchange seats and shares and increased interest expense of $5.5 million from borrowings related to our permanent debt structure.

Net income decreased $58.5 million to $14.4 million for the three months ended June 30, 2008 from $72.9 million for the three months ended June 30, 2007. Net income is impacted by the recurring and non-recurring items discussed above.

Revenues

Execution-only Commissions

Execution-only commissions increased $8.8 million, or 8.0%, to $119.1 million for the three months ended June 30, 2008 from $110.3 million for the three months ended June 30, 2007. This increase was primarily due to a 23.6% increase in our volume of execution-only exchange-traded futures and options transactions from 132.0 million contracts for the three months ended June 30, 2007 to 163.2 million contracts for the three months ended June 30, 2008. The increase in our transaction volumes and revenues was primarily driven by our global leadership on most of the major derivatives exchanges, with growth in equities and interest rate products, as well as an increase in overall market volatility. The growth in execution-only commissions was partially offset by increased self-execution of trades by clients on NYMEX as they shifted from floor based to screen based executions, as well as declining stock market values in India upon which commissions are calculated.

Cleared Commissions

Cleared commissions increased $15.5 million, or 4.3%, to $374.2 million for the three months ended June 30, 2008 from $358.7 million for the three months ended June 30, 2007. This increase was primarily due to an increase

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

of 14.2% in our volume of cleared exchange-traded futures and options transactions from 338.5 million contracts for the three months ended June 30, 2007 to 386.6 million contracts for the three months ended June 30, 2008. We experienced an increase in execution and clearing volumes across almost all products, markets and regions. Fluctuations naturally occur in commission revenues compared to volumes as the mix of customers, products and geography change. During the three month period, commissions have not increased at the same rate as trading volumes as a result of a greater proportion of trading volumes attributed to increased trading by professional traders, which yield higher volumes but lower margins.

Principal Transactions

Principal transactions decreased $36.8 million, or 36.8%, to $63.2 million for the three months ended June 30, 2008 from $100.0 million for the three months ended June 30, 2007. Principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income was $36.5 million for the three months ended June 30, 2008 as compared to $0.3 million for the three months ended June 30, 2007. When factoring in this net interest income, principal transactions revenues decreased $0.6 million, less than one percent, to $99.7 million for the three months ended June 30, 2008 from $100.3 million for the three months ended June 30, 2007. This reflected the significant increase in fixed income net interest, caused by wider spreads created due to the dislocation in the market, offset by decreases in foreign exchange and metals due to lower volatility and narrower bid and ask spreads. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Interest income, net, increased $17.8 million, or 20.0%, to $107.0 million for the three months ended June 30, 2008 from $89.2 million for the three months ended June 30, 2007. This increase was primarily due to an increase in net interest generated from principal transactions, related financing transactions and the impact of equity swaps in the prior quarter offset by declining interest rates. The average federal funds rate in the United States decreased from 5.38% during the three months ended June 30, 2007 to 2.5% during the three months ended June 30, 2008. Net interest from client funds and excess cash decreased 20.7% from $88.9 million for the three months ended June 30, 2007 to $70.5 million for the three months ended June 30, 2008 due to reduced rates experienced in the quarter and narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances to effectively overnight maturity to ensure we could meet client needs. Quarterly average client funds decreased to $16,100 million during the three months ended June 30, 2008 as compared to $16,700 million for the three months ended June 30, 2007. The adverse impact on interest income, net, is also due in part to the change in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities, which include the financing of certain principal transactions revenues. The quarterly average contract value of resale and stock borrowed transactions decreased $10,800 million, or 39.4%, to $16,600 million during the three months ended June 30, 2008 from $27,400 million for the three months ended June 30, 2007 and a decrease in average book value of repurchase and stock loan transactions of $14,000 million, or 41.4%, to $19,800 million during the three months ended June 30, 2008 from $33,800 million as of June 30, 2007. However, our fixed income business benefited from wider spreads as the disconnect in the markets provided opportunities for our independent broker model. See “—Supplementary Data” for further information on the components of net interest income.

Other Revenues

Other revenues increased $2.2 million, or 23.4%, to $11.6 million for the three months ended June 30, 2008 compared to $9.4 million for the three months ended June 30, 2007. This increase reflects recharges to clients for local taxes in certain European markets and numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services which increased during the three months ended June 30, 2008 resulting from higher trading volumes. These fees include fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees increased $11.3 million, or 5.1%, to $232.7 million for the three months ended June 30, 2008 from $221.4 million for the three months ended June 30, 2007. This increase was primarily due to a 16.9% increase in our volume of executed and cleared exchange-traded futures and options transactions from 470.5 million contracts for the three months ended June 30, 2007 to 549.8 million contracts for the three months ended June 30, 2008. We experienced increased transaction volumes in most of our principal markets, products and geographic regions. Our execution and clearing fees are not fixed, but are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which remained unchanged at 0.9% of revenues, net of interest and transaction based expenses, for the three months ended June 30, 2007 and 2008.

Sales Commissions

Sales commissions decreased $4.1 million, or 5.7%, to $67.7 million for the three months ended June 30, 2008 from $71.8 million for the three months ended June 30, 2007. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all increased volumes do not impact sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards decreased $4.7 million, or 2.2%, to $210.7 million for the three months ended June 30, 2008 from $215.4 million for the three months ended June 30, 2007. This decrease was primarily due to decreases in variable compensation paid to employees based on sales volumes and profit contributions, offset by incremental payroll expenses due to increased headcount as well as termination expenses of $5.5 million. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 39.0% for the three months ended June 30, 2008 as compared to 35.9% for the three months ended June 30, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 56.2% for the three months ended June 30, 2008 from 57.5% for the three months ended June 30, 2007.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards was $17.7 million for the three months ended June 30, 2008 with no such expense incurred in the prior period and these expenses are considered non-recurring and directly attributable to the IPO.

Communications and Technology

Communications and technology expenses increased $5.8 million, or 21.8%, to $32.4 million for the three months ended June 30, 2008 from $26.6 million for the three months ended June 30, 2007. This increase was primarily due to increases in software licensing costs as well as, market data research and communications expenses, in each case, reflecting increased business activity and clients during the current period. Increases in transaction volumes have generally resulted in increased demand for direct lines and data transfer capabilities, although at a lower growth rate

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

than volumes. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.6% for the three months ended June 30, 2008 from 7.1% for the three months ended June 30, 2007.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $1.7 million, or 19.8%, to $10.3 million for the three months ended June 30, 2008 from $8.6 million for the three months ended June 30, 2007, primarily due to increased rent in Europe related to the relocation to new leased premises and increased rent in the U.S. related to the renewal and additional floor of leased office space in New York. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 2.7% for the three months ended June 30, 2008 from 2.3% for the three months ended June 30, 2007.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 14.5%, to $14.2 million for the three months ended June 30, 2008 from $12.4 million for the three months ended June 30, 2007. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. In addition, there was an increase in depreciation of leasehold improvements as a result of the additional floor acquired during the renewal of the New York lease. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the three months ended June 30, 2008 from 3.3% for the three months ended June 30, 2007.

Professional Fees

Professional fees increased $16.5 million, or 113.8%, to $31.0 million for the three months ended June 30, 2008 from $14.5 million for the three months ended June 30, 2007. This increase was primarily due to $10.5 million in increased professional fees related to enhanced accounting, legal and regulatory requirements as a public company. In addition, we incurred legal and consulting fees of $6.0 million associated with the broker-related loss. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.3% for the three months ended June 30, 2008 from 3.9% for the three months ended June 30, 2007.

General and Other

General and other expenses decreased $2.8 million, or 15.6%, to $15.2 million for the three months ended June 30, 2008 from $18.0 million for the three months ended June 30, 2007. This decrease was due primarily to a decrease in the foreign currency translation adjustment of $5.0 million, which was offset by increased insurance premiums of $0.7 million, increased travel and entertainment expenses of $0.7 million and increased advertising costs of $1.0 million. The decrease was also due to lower bad debt expense, which decreased to (0.1%) from 0.2% of revenues, net of interest and transaction based expenses, for the three months ended June 30, 2007. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.1% for the three months ended June 30, 2008 from 4.8% for the three months ended June 30, 2007.

IPO-related Costs

We incurred costs of $5.5 million and $20.8 million, or approximately 1.5% and 5.5% of our revenues, net of interest and transaction-based expenses, for the three months ended June 30, 2008 and 2007, respectively, in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring and we expect they will continue to decline in future periods.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Refco Integration Costs

Refco integration costs decreased by $1.0 million to $0.3 million for the three months ended June 30, 2008 from $1.3 million for the three months ended June 30, 2007. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.1% for the three months ended June 30, 2008 from 0.3% for the three months ended June 30, 2007. These costs are not considered part of normal operations and will continue to reduce in future periods.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares decreased $63.9 million to a loss of $0.6 million for the three months ended June 30, 2008 from a gain of $63.3 million for the three months ended June 30, 2007. In fiscal 2008, substantially all of our excess exchange seats and shares were significantly reduced either through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposed of to third parties. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods. The amount of unrealized loss recorded for the three months ended June 30, 2008 is based on the fair market value movements of the remaining seats and shares.

Interest on Borrowings

Interest on borrowings increased $5.5 million, or 63.2%, to $14.2 million for the three months ended June 30, 2008 from $8.7 million for the three months ended June 30, 2007. This increase was primarily due to the increased cost of our new capital structure, currently consisting of borrowings under our bridge facility of $1,400 million, replacing our borrowings with Man Group and other third parties. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the three months ended June 30, 2008 from 2.3% for the three months ended June 30, 2007.

Provision for Income Taxes

Income taxes decreased $30.2 million to $6.7 million for the three months ended June 30, 2008 from $36.9 million for the three months ended June 30, 2007. Our effective tax rate was 29.8% for the three months ended June 30, 2008, down from 33.1% for the three months ended June 30, 2007. The decrease in the effective tax rate primarily relates to the reduction in the effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in lower-tax jurisdictions due in part to the corporate and operational structure put in place in connection with our separation from Man Group. Our effective tax rate on ongoing operations was 30.8% for the three months ended June 30, 2008 as compared to 35.0% for the three months ended June 30, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Supplementary Data

The table below calculates adjusted principal transactions revenue, including the net interest generated from transactions related to principal transactions:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008
Principal transactions	$100.0	$112.6	$45.6	$23.8	$63.2
Release of deferred loss on cash flow hedges	—	—	—	51.4	—

Adjusted Principal transactions	$100.0	$112.6	$45.6	$75.2	$63.2
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5

Total Adjusted Principal Transactions Revenue	$100.3	$120.8	$96.7	$110.3	$99.7

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008
Net Interest generated from client funds and excess cash	$88.9	$105.5	$122.7	$91.9	$70.5
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5

Total Net Interest Income	$89.2	$113.7	$173.8	$127.0	$107.0

Non-GAAP Financial Measures

In addition to our unaudited consolidated and combined financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S.GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted pre-tax income”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common shares (4) non-GAAP adjusted employee compensation and benefits, and (5) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude the following items from our unaudited consolidated and combined Statements of Operations, each of which are discussed in greater detail below:

•	Refco integration costs

•	Gains and losses on exchange seats and shares

•	IPO-related costs

•	Stock compensation expense on IPO awards

•	Broker-related loss and associated costs

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

Refco Integration Costs

On November 25, 2005, we acquired the Refco assets. We incurred integration costs as a direct result of the acquisition, related primarily to retention and severance of Refco personnel, of $0.3 million and $1.3 million for three months ended June 30, 2008 and 2007, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual and related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance, or that we will incur similar costs or a similar loss in connection with our future acquisitions. We therefore have excluded the Refco integration costs from our adjusted net income and our adjusted income before taxes.

Gains and Losses on Exchange Seats and Shares

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

In the three months ended June 30, 2008, substantially all of our excess exchange seats and shares were either contributed to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposed of to third parties. As a result, we do not expect to recognize substantial gains or losses based on the fair market value movements of these seats or shares, subject to changes in the exchange requirements related to these seats or shares. We do not believe that historical gains resulting from exchange seats and shares are representative of our future operating performance. In addition, as a result of the transfer of the majority of all of our excess seats and shares, we do not expect to hold a material portfolio of excess seats or shares going forward, and therefore, absent future demutualizations or changes in trading rights, we do not expect to recognize realized gains or losses on the sale of, or fair market value movements with respect to, a material number of seats or shares in the future.

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

Broker-related Loss and Associated Costs

We incurred additional expense during the first quarter of fiscal 2009 related to the broker-related loss which included legal fees and fees related to the review undertaken by two independent consulting firms. These costs arise from and relate solely to unauthorized trading by a broker operating out of our branch office in Memphis, Tennessee. The related costs are infrequent and unusual and result from highly unusual facts and circumstances and are not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such related costs with similar materiality to recur or impact future periods.

Our use of non-GAAP Financial Measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) the Refco integration costs, IPO-related costs, the stock compensation expense on IPO awards and broker-related loss and associated costs described above do not reflect our historical operating performance and (2) gains and losses on exchange seats and shares, fluctuate significantly from period to period and are not indicative of our core operating performance and are not expected to be significantly realized in the future.

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

RESULTS OF OPERATIONS

(Unaudited)

GAAP Reconciliation

The table below reconciles net income to adjusted net income (applying an assumed tax rate of 35% to the adjustments prior to July 1, 2007), and income before taxes to adjusted income before taxes, for the periods presented:

	Three months ended June 30,
(in millions except per share data)	2008	2007
Income before taxes (unadjusted)	$22.6	$111.5
Add: Refco integration costs	0.3	1.3
Less: Exchange membership gains/(losses)	0.6	(63.3)
Add: IPO-related costs	5.5	20.8
Add: Stock compensation charge on IPO awards	17.7	—
Add: Broker-related loss and associated costs, net of bonus reduction	6.0	—

Adjusted income before taxes	$52.7	$70.3

Net income (unadjusted)	$14.4	$72.9
Add: Refco integration costs	0.2	0.9
Less: Exchange membership gains/(losses)	0.4	(41.2)
Add: IPO-related costs	5.5	13.5
Add: Stock compensation charge on IPO awards	13.0	—
Add: Broker-related loss and associated costs, net of bonus reduction	3.5	—

Adjusted net income	$37.0	$46.1

Adjusted net income per basic share (1)	0.31	0.44
Adjusted net income per diluted share (1)	0.30	0.44
Adjusted net income per adjusted diluted share (2)	$0.29	$0.36
Adjusted diluted shares outstanding (in millions) (2)	128.5	127.1

(1)

Adjusted net income per share is computed by dividing adjusted net income by the weighted average number of basic and diluted shares outstanding during the period, which for the three months ending June 30, 2008 was 120.1 million and 122.0 million shares, respectively and for the three months ending June 30, 2007 was 103.7 million share basic and diluted.

(2)

We believe it is meaningful to investors to present adjusted net income per adjusted diluted common share. Common shares outstanding are adjusted at June 30, 2008 to add back shares underlying an additional 6,556,096 restricted share units granted as part of the IPO Awards that are not considered dilutive under U.S. GAAP and therefore not included in diluted common shares outstanding. As of June 30, 2008, our adjusted diluted shares outstanding were 128.5 million, subject to increase to reflect our grant of additional awards in the future. Since we expect to add back the expenses associated with these awards in determining our adjusted net income in future periods, we believe it is more meaningful to investors to calculate pro forma adjusted net income per common share based on adjusted diluted shares outstanding. We believe that this presentation is meaningful because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of these awards.

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

	For the three months ended June 30,
	2008	2007
	(dollars in millions)
Total other expenses	$337.2	$317.5
Less: Employee compensation and benefits (excluding non-recurring IPO awards)	(210.7)	(215.4)

Less: Employee compensation related to non-recurring IPO awards	(17.7)	—

Less: Refco integration costs	(0.3)	(1.3)
Less: IPO-related costs	(5.5)	(20.8)
Less: Broker related loss and associated costs	(6.0)	—

Adjusted Non-Compensation Expenses	$97.1	$80.1

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary uses of cash over the next 12 months to be for working capital and our debt service and preferred dividend obligations. We believe we will have sufficient cash on hand to meet these obligations given our expected cash flow from operations and our available sources of liquidity. Our available sources of liquidity include: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks (under which we currently have $500.0 million in outstanding borrowings after giving effect to our borrowing of $350.0 million on June 13, 2008 to repay a portion of the bridge facility maturing on that date as described below); (ii) multiple 364-day revolving committed credit facilities currently totaling $225.0 million with various banks (under which we currently have $127.2 million in outstanding borrowings); and (iii) available excess cash in our regulated subsidiaries. We also rely on uncommitted lines from multiple sources to fund our day-to-day clearing operations. As discussed below, in connection with the implementation of our capital plan, we have recently repaid all but $100.0 million of our outstanding borrowings under our $1,400.0 million bridge facility, which amount matures on December 12, 2008. As part of our capital plan we repaid a portion of the outstanding borrowings with the net proceeds from our issuance and sale of $150.0 million of Convertible Notes and $150.0 million of Series B Preference Shares in June 2008. We have also reduced the remaining outstanding borrowings under the bridge facility with the proceeds from the J.C. Flowers investment and $300.0 million in borrowings under the Two-Year Term Facility in July 2008. We expect to reduce all remaining outstanding borrowings under the bridge facility with excess capital from internal sources. In addition, the initial purchasers of the Convertible Notes exercised an option to purchase an additional $60.0 million aggregate principal amount of Convertible Notes on August 12, 2008. These proceeds have been used to reduce the Two-Year Term Facility to $240.0 million. In order to fully repay the remaining $100.0 million in outstanding borrowings under the bridge facility by the December 12, 2008 maturity date, we will need to withdraw a further $75.0 million of excess capital internally in addition to excess cash. As indicated below, these refinancing steps that form part of our capital plan have increased and may continue to increase our borrowing costs and other expenses and have had a dilutive effect to our holders of common shares.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Working Capital Needs

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our long-term borrowings. As of June 30, 3008 this was calculated as follows:

	June 30, 2008	March 31, 2008
	(dollars in millions)
TOTAL ASSETS	$44,265	$49,255

Less Non-earning assets:

Memberships in exchanges, at cost	8.9	8.9
Furniture, equipment and leasehold improvements, net	53.8	54.9
Goodwill	76.8	74.1
Intangible assets, net	184.3	193.2
Other assets	280.6	224.4

Subtotal non-earning assets	604.4	555.5

Less Total liabilities:	42,836.5	47,995.0

Add Borrowings	1,844.0	1,729.8

TOTAL WORKING CAPITAL	$2,668.1	$2,434.3

Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our clients’ trading activities. We require that our clients deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 12 to our unaudited consolidated and combined financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at June 30, 2008 and 2007.

Our working capital needs are primarily limited to regulatory capital requirements that we have satisfied in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements, and subject to regulatory approval, we plan to use some of our excess capital to repay a portion of the $100.0 million of remaining outstanding borrowings under the bridge facility. Working capital is also generated by having our clients meet margin calls at rates that are often greater than what we have to pay. For example, in Europe, we call clients for margin but we are not required to post margin when there are offsetting client positions. We can therefore generate working capital with unilateral client margin calls.

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

In July 2007, MF Global Finance USA Inc. borrowed $1,400.0 million under the bridge facility, which was guaranteed by MF Global, with several financial institutions, including affiliates of certain underwriters in our IPO. All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In repaying the private placement notes and terminating the interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million. In January 2008, we amended the bridge facility to extend the maturity date for $1,050.0 million of the $1,400.0 million of the outstanding borrowing by six months to December 12, 2008 and increased the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate was increased by an additional 0.25% as of and after June 13, 2008 and will be increased by an additional 0.25% as of and after September 13, 2008. We paid a one-time up-front fee of 5 basis points upon amending our bridge facility. We paid an additional upfront fee equivalent to 5 basis points on June 13, 2008. The remaining borrowings of $350.0 million under the bridge facility matured on June 13, 2008 and we borrowed $350 million of excess liquidity under our existing excess liquidity facility to repay this amount.

As described below under “—Capital Plan”, we recently undertook, and will continue to undertake, a number of initiatives for the purpose of repaying our remaining outstanding borrowings under the bridge facility. As a result of the execution of the various steps in our capital plan, as of August 13, 2008, we had $100 million of borrowings outstanding under our bridge facility, which will mature on December 12, 2008

Our current borrowings under the bridge facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.32% per annum, or 0.97% with respect to those lenders who are party to the amendment described above, based on our current senior unsecured non-credit enhanced credit ratings from Standard & Poor’s and Moody’s (and before giving effect to the pending rate increases described above). Under the terms of the bridge facility, our current interest rate could increase by 4.00% to 4.50% per annum if the rating agencies reduce our credit rating below specified levels. Advances are subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, MF Global’s ability to be acquired, fundamental changes to our business and failure to maintain required regulatory capital. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the bridge facility will become due. We have previously filed with the SEC the full text of the facility and you should refer to our filings for additional information about the facility. We paid an arrangement fee of $0.5 million and an administration fee of $0.1 million in connection with the bridge facility and liquidity facility (described below). In addition, based on our credit ratings, we also expect to pay a facility fee of 0.08% per annum during the period the bridge facility is in effect.

Capital Plan

As of July 18, 2008, we successfully completed our previously announced capital plan to refinance our bridge facility, subject to the repayment of the final $100.0 million outstanding under the bridge facility later this year by further excess capital withdrawals and using excess cash. After giving effect to the steps outlined below, we had outstanding long-term borrowings of $950.0 million, with $1,000.0 million in available committed liquidity under our existing liquidity facility (which expires in 2012). The actions and initiatives that comprised our capital included:

•	Use of Excess Liquidity. On June 13, 2008, we borrowed $350.0 million of excess liquidity under our existing liquidity facility to repay the portion of the bridge facility that matured on that date.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

•

Convertible Notes and Series B Preference Shares Offerings. On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Notes due 2038 and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B. We used the proceeds from each offering to repay a portion of the bridge facility. In connection with our offering of the Convertible Notes, we granted the initial purchasers thereof an option to purchase up to an additional $60.0 million principal amount of Convertible Notes. The initial purchasers exercised this option in full and purchased an additional $60.0 million aggregate principal amount of Convertible Notes on August 12, 2008. These proceeds have been used to reduce the Two-Year Term Facility (described below) to $240.0 million from $300.0 million. For a description of the terms of each transaction and the securities issued and sold therein, see Note 8 and Note 16 of our unaudited consolidated and combined financial statements.

•

Backstop Commitment. On July 18, 2008, we issued $150.0 million in aggregate liquidation preference of our 6.00% Cumulative Convertible Preference Shares, Series A to J.C. Flowers II L.P, pursuant to a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”. We used the proceeds from the backstop commitment to repay a portion of the bridge facility. For a description of the J.C. Flowers transaction, see “—Significant Business Developments—The J.C. Flowers Investment”.

•

Two-Year Term Facility and Fee Letter. On July 18, 2008, we entered into a two-year, $300.0 million unsecured term loan facility with several banks, which we refer to as the “Two-Year Term Facility”, in accordance with the terms and conditions of our outstanding commitment letter with such banks, dated as of May 23, 2008 and effective as of June 11, 2008. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, which will mature July 16, 2010. Loans outstanding under the Two-Year Term Facility may be prepaid without penalty, subject to certain restrictions. Interest on any loan extended under the Two-Year Term Facility will bear interest, at our option, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on our credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on our credit rating. The applicable margin will increase by 100 basis points on the first anniversary of the closing date and by 200 basis points on all overdue amounts. The Two-Year Term Facility contains customary representations and warranties, financial covenants including minimum net worth, a maximum leverage ratio of adjusted total indebtedness to interest expense, a maximum ratio of net cash capital to net liquid assets and a minimum ratio of net cash capital to net liquid assets and other customary covenants including limitations on material changes in lines of business, limitations on liens and indebtedness, certain restrictions on mergers and sales of property, compliance with laws, conduct of business and maintenance of existence, material licenses and membership, compliance with regulatory capital standards and restrictions on use of proceeds. If we fail to pay any amount when due under the Two-Year Term Facility, if any other outstanding debt with an aggregate principal amount exceeding $50.0 million is accelerated or not paid when due, upon certain events of bankruptcy or liquidation of us or certain of our subsidiaries or upon a change of control or ownership, an event of default will occur under the Two-Year Term Facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the Two-Year Term Facility will become due and we will not be permitted to make any further borrowings under the Two-Year Term Facility. In connection with our entry into the Two-Year Term Facility, we paid a total of $12.6 million in fees to several banks that are parties thereto.

•

Use of Excess Capital. We withdrew $291 million of excess capital from internal sources and used a portion towards repayment of the bridge facility. All withdrawals from our regulated subsidiaries were completed with the approval and notice of our regulators.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

We also entered into a fee letter in connection with the commitment letter described above, which includes features that permit certain increases in applicable margins or changes in other terms and conditions as may be required to permit the completion of a successful syndication of the Two-Year Term Facility and also includes a securities demand feature that may be called upon by the banks if necessary. In connection with the issuance and sale of the additional Convertible Notes to the initial purchasers upon their exercise of the option discussed above, we expect that the securities demand feature will have been satisfied and we will no longer be subject to this provision.

In connection with signing the commitment letter, we paid a non-refundable aggregate up-front fee to certain of the banks equal to $1.35 million in addition to an arrangers’ fee and funding fees which were paid on the closing date of the Two-Year Term Facility.

The completion of our capital plan has substantially increased our financing costs, has subjected us to additional operating covenants that may restrict our ability to conduct or expand our business and has had a dilutive effect on our outstanding common shares.

Credit Facilities and Sources of Liquidity

In addition to the bridge facility, we have a $1,500.0 million five-year unsecured committed liquidity facility with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility (under which we currently have $500.0 million in outstanding borrowings after giving effect to our borrowing of $350.0 million on June 13, 2008 to repay a portion of the bridge facility maturing on that date as described above). The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three- or six-month LIBOR plus a margin of 0.31% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We paid a one-time up-front fee of 5 basis points and expect to pay a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. Effective June 13, 2008, in connection with the Two-Year Term Facility, we voluntarily increased the interest rate margin by 1.10% per annum on the $500.0 million outstanding. As of June 30, 2008, $500.0 million was outstanding under this facility and we intend to keep such amount outstanding for the duration of the liquidity facility, with the remainder available to us as a committed facility.

The liquidity facility contains financial and other covenants that are similar to those in the bridge facility. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. We have previously filed with the SEC the full text of the facility and you should refer to our filings for additional information about the facility.

We also have 364-day revolving credit facilities with various banks on a committed unsecured basis currently totaling $225.0 million. At the closing of the $300.0 million Two-Year Term Facility, we cancelled a certain bank’s $50.0 million bilateral credit facility as concession for its participation in the new Two-Year Term Facility. As a result, total uncommitted unsecured facilities decreased to $225.0 million, of which $175.0 million expires in September 2008, and $50.0 million expires in November 2008. As of June 30, 2008, $127.2 million was outstanding under these facilities.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of June 30, 2008, we had $77.0 million of issued letters of credit.

In addition, as described above under “—Capital Plan – Two-Year Term Facility and Fee Letter”, on July 18, 2008, we entered into the Two-Year Term Facility with several banks, which is due on July 16, 2010. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, but subsequently repaid $60.0 million on August 12, 2008 with the proceeds from the issuance and sale of an additional $60.0 million Convertible Notes pursuant to the exercise of an option granted to the initial purchasers of the Convertible Notes.

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

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net increases/ (decreases) in cash and cash equivalents:

(dollars in millions)	Three months ended June 30,
	2008	2007
Cash flows from:
Operating activities	$353.2	$(729.2)
Investing activities	1.3	87.0
Financing activities	222.0	18.8
Effect of exchange rate changes	(4.1)	1.8

Net increase/(decrease) in cash and cash equivalents	$572.4	$(621.6)

Operating Activities

Net cash provided by operating activities was $353.2 million in the three months ended June 30, 2008, compared to net cash used of $729.2 million in the three months ended June 30, 2007. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, loss on extinguishment of debt, loss on cash flow hedges, and deferred income taxes, as well as the effects of changes in working capital. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the three months ended June 30, 2008, and 2007, these arrangements resulted in net cash used of $1,743.0 million and net cash received of $406.5 million, respectively. This was affected by changes in securities owned and securities sold, not yet purchased in the three months ended June 30, 2008, and 2007, resulting

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

in cash used of $1,664.8 million, and cash used of $247.7 million, respectively. Overall, in the three months ended June 30, 2008, the movements in these arrangements drove the large decrease in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the three months ended June 30, 2008 resulted in cash provided of $146.7 million, as compared to cash used of $2016.4 million for the three months ended June 30, 2007. This activity directly impacts our operating cash flows, as was evidenced during the three months ended June 30, 2008.

Our client activities generate or use operating cash flows, which we finance through various steps we undertake to enhance yield. There has been a change in our balance sheet from March 31, 2008 to June 30, 2008, and we analyze the changes to our client activities and how we have financed this as follows:

(dollars in billions)	6/30/2008	3/31/08	Change
Drivers of Liquidity - Client Activity
Receivables - Customers, net of allowances	$0.8	$2.4	$1.6
Payables - Customers	(16.9)	(15.3)	1.6

Receivables - Brokers, dealers, and clearing organizations	7.6	7.1	(0.5)
Payables - Brokers, dealers, and clearing organizations	(4.0)	(6.3)	(2.3)

Net sources/(uses)				0.4

Yield Enhancement Activities
Cash and cash equivalents	2.0	1.5	(0.5)
Restricted cash and segregated securities	11.9	12.1	0.2
Securities purchased under agreements to resell	9.8	13.1	3.3
Securities sold under agreements to repurchase	(14.3)	(18.6)	(4.3)

Net			(1.3)

Securities borrowed	5.6	4.7	(0.9)
Securities loaned	(3.6)	(3.2)	0.4

Net			(0.5)

Securities owned, at fair value	5.3	7.4	2.1
Securities sold, not yet purchased, at fair value	(1.5)	(1.9)	(0.4)

Net			1.7

Net funding sources/(uses)				(0.1)

Proceeds from offerings				(0.3)

Net cash inflow/(outflow)				$(0.0)

Investing Activities

Net cash received in investing activities was $1.3 million and $87.0 million for the three months ended June 30, 2008 and 2007, respectively. These activities primarily relate to proceeds received from sale of seats and shares, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In the three months ended June 30, 2008, we received cash of $8.8 million from the sale of exchange seats and shares, which was partially offset by $2.7 million used in connection with additional purchase consideration for the FXA acquisition in the prior year related to contingent consideration, as well as $4.9 million of cash used to purchase furniture, equipment and leasehold improvements. In the three months ended June 30, 2007, we received cash of $121.4 million from the sale of exchange seats and shares, which was partially offset by $25.1 million used in the acquisition of FXA, as well as $9.3 million of cash used to purchase furniture, equipment and leasehold improvements.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Financing Activities

Net cash generated by financing activities was $222.0 million and $87.0 million for the three months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008, this mainly related to the change in our capital structure. This included proceeds from the liquidity facility of $350.0 million which was used to pay down a part of the $1,400 million bridge facility taken out in connection with the IPO. We also received proceeds from the issuance of the Convertible Notes of $128.9 million, net of debt issuance costs, and $128.9 million from the issuance of the Series B Preference Shares, net of issuance costs, offset by a repayment of other short-term borrowings of $35.8 million. For the three months ended June 30, 2007, net cash received in financing activities primarily related to proceeds from borrowings from Man Group. There were also dividends paid to Man Group during the three months ended June 30, 2007 of $1.01 million.

Dividend Policy

We currently do not intend to pay any cash dividends on our common shares in the foreseeable future. We intend to retain all our future earnings, if any, to fund the development and growth of our business. Any future determination whether or not to pay dividends on our common shares will be made, subject to applicable law, by our board of directors and will depend upon our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business and investment strategy and other factors that our board of directors deems relevant.

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

Our client financing and securities settlement activities require us to pledge client securities as collateral in support of various secured financing sources, such as securities loaned. In the event the counterparty is unable to meet its contractual obligation to return client securities pledged as collateral, we may be exposed to the risk of acquiring securities at prevailing market prices in order to satisfy our client obligations. We control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish counterparty limits for such activities and monitor compliance on a daily basis. See also “—Credit Risk”.

In the normal course of business, our client activities involve the execution, settlement and financing of various client transactions. These activities may expose us to off-balance sheet risk in the event our client or the other broker is unable to fulfill its contractual obligations and we have to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty with which we conduct business.

Critical Accounting Policies and Estimates

The preparation of our unaudited consolidated and combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our unaudited consolidated and combined financial statements and on the reported amounts

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. We consider these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact our financial statements. We believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on our financial condition or operating performance is material. Our critical accounting policies and estimates are summarized in Item 7 of our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our results of operations and financial condition.

In June 2008, the FASB reached a consensus on FASB Staff Position No. EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“FSP EITF 07-5”). FSP EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under other authoritative U.S. GAAP accounting literature is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. We are currently evaluating the impact of FSP EITF 07-5 on our results of operations and financial condition.

In June 2008, FASB issued FASB Staff Position No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“FSP EITF No. 08-4”). The objective of FSP EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. We are currently evaluating the impact of FSP EITF 08-4 on our results of operations and financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are currently evaluating the impact of adopting SFAS No. 162 on our results of operations and financial condition.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB No. 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the impact FSP APB No. 14-1 will have on our results of operations and financial condition.

In April 2008, the FASB issued Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. More specifically, FSP FAS No. 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We are currently evaluating the impact of the pending adoption of FSP FAS No. 142-3 on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on the disclosures to our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the pending adoption of SFAS No. 141(R) on our results of operations and financial condition.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

In April 2007, the FASB issued interpretation No. 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We adopted FIN 39-1 in the first quarter of fiscal 2009 with no impact to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements. We are currently evaluating the impact of the pending adoption of FSP FAS No. 157-1 and FSP FAS No. 157-2 on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to numerous risks in the ordinary course of our business. Management believes that effective risk management is critical to the success of our business. We believe we have a comprehensive risk management structure and processes to monitor, evaluate and manage the principal risks we assume in conducting our business. The principal risks we face include:

•	market risk

•	credit risk

•	liquidity risk

•	operational risk

•	regulatory capital risk

Market Risk

We are exposed to market risk primarily from foreign currency exchange rate fluctuations related to our international operations; changes in interest rates that impact the amount of interest income we earn and interest expense we pay on cash balances and secured financing transactions as well as our variable rate debt instruments; and, to a lesser extent, commodity and equity price risk. We seek to mitigate market risk by using a combination of cash instruments and exchange-traded derivatives to hedge our foreign currency and interest rate market exposure.

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

Going forward, we intend to hedge certain foreign exposures on a forward basis at the beginning of the year, adjusting and optimizing our hedging strategy as appropriate. A large percentage of our employee compensation is variable and not subject to currency risk at year-end due to the fact that we convert these foreign commitments to U.S. dollars on a monthly basis with no adjustment required at quarter-end that could impact our earnings’ volatility. We may hedge our fixed expenses where possible, although there may be certain expenses that we do not hedge. The table below shows the approximate increase in our other expenses due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the three months ended June 30, 2008 against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$5.9
Euros	10%	$0.6

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. We are exposed to interest rate risk on various forms of debt, client cash and margin balances and positions carried in fixed income securities, equity securities, options and futures.

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

On cleared business, we may require the initial margin to be paid by clients as a deposit before they commence trading. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions. For three months ended June 30, 2008, and 2007, our bad debt, as a percentage of revenues, net of interest and transaction-based expenses, were (0.1%), and 0.2%, respectively. For three months ended June 30, 2008 and 2007, our transactional errors as a percentage of revenues, net of interest and transaction-based expenses, remained consistent at 0.9%.

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

Our liquidity policy seeks to ensure that we maintain access to liquidity at both our unregulated and regulated subsidiaries. As discussed above, we must observe all relevant exchange margin requirements, and we maintain our own, in many cases more stringent, margin requirements, which are intended to ensure that clients will be able to cover their positions in most reasonably foreseeable economic environments. Our liquidity policy requires that we have sufficient readily available liquid assets and committed liquidity facilities to ensure that we can meet our financial obligations as they become due under both normal and some unusual or distressed market conditions. To this end, our policy requires that we have sufficient liquidity to satisfy all of our cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1.5 billion five-year revolving unsecured credit facility with a syndicate of banks. In addition, we have entered into 364-day revolving credit facilities with various banks on a committed unsecured basis for a total of $275.0 million as of June 30, 2008 under similar terms as the liquidity facility. We also have committed and uncommitted credit lines, together with substantial multiple trading lines from a large and highly diversified group of financial institutions, to support the business in respect of settlement and intra day requirements. We also anticipate accessing these facilities and credit lines from time to time.

We evaluate our liquidity needs by analyzing the impact of liquidity stress scenarios, including: (1) exceptional increases in margin requirements imposed by exchanges; (2) exceptional adverse market movements sufficient to place material intra-day stress on clients’ margin obligations and/or significantly higher usage of client credit lines; (3) one or more substantial settlement failures; (4) unexpected withdrawal of customer non-segregated funds; and (5) termination of certain funding facilities. We adjust our liquid assets as necessary based upon the results of our analysis.

Operational Risk

Our operations are subject to a broad and significant number of risks resulting from technological interruptions, failures or capacity constraints in addition to risks involving human error or misconduct. Regarding technological risks, we are heavily dependent on the capacity and reliability of the computer and communications systems supporting our operations, whether owned and operated internally or by third parties. We have established systems and processes to monitor our computer systems, platforms and related technologies and to address issues that arise promptly. We have also established several disaster recovery facilities in strategic locations to ensure that we can continue to operate without significant interruption in the event that our primary systems are damaged. As with our technological systems, we have established an array of policies and procedures designed to monitor and prevent both human errors, such as clerical mistakes and incorrectly placed trades, as well as human misconduct, such as unauthorized trading, fraud and negligence. In addition, we seek to mitigate the impact of any operational issues by maintaining insurance coverage for various contingencies and by taking into account the possibility of operational losses as part of our budget.

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

As of June 30, 2008, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $1.1 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) occurred during our last fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item1.	Legal Proceedings

Set forth below are the potentially material litigations and regulatory proceedings to which we are a party or in which we are involved.

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Business Developments—Broker-Related Loss”. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of this unauthorized trading incident:

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

The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

•

Retention of Consultants. Our Nominating and Governance Committee, composed of certain independent Board members, have hired two consultants to help advise them and, through them, us on matters relating to the unauthorized trading incident. FTI Consultants is advising on technology-related matters and Promontory Financial Group is advising on policies and procedures in the risk aspects of our business.

Commodity Futures Trading Commission Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against us and the two individuals, in which the Commission would assert that we and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that we and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. We and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why we believe no proceeding should be brought. It is not yet certain what action the CFTC will take. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. In connection with this investigation, we have been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and us with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against us or our broker. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action.” This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

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

Man Group has agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50.0 million, net of any insurance proceeds we receive. We received $25.0 million on July 10, 2008 from Man Group plc in relation to the PAAMCo matter under the Deed of Indemnity executed at the time of the separation from Man Group plc.

As a result of discussions leading to this settlement, we recorded an expense of $76.8 million in fiscal 2008. We believe that these settlement and litigation costs are substantially insured; however no insurance proceeds have been recognized and will not be recognized until actually received. Our insurance carriers have been notified of the settlement agreement (together with amounts paid thereunder) and of our associated defense costs in the PAAMCo-related litigation. The insurers have offered an amount, without prejudice, which we regard as inadequate and we have taken the matter to binding dispute resolution under the insurance contract. We have claimed in excess of $90.0 million and the insurers have counterclaimed for $12.0 million for previously paid defense costs. It is anticipated that there will not be a resolution of the matter for approximately one year.

On December 26, 2007, we settled a related investigation by the CFTC arising out of the PAAF matter. Without admitting or denying the allegations, we agreed to the entry of an order finding that we violated supervision and recordkeeping requirements and we agreed to follow revised procedures and paid a civil monetary penalty of $2.0 million, which was accrued in fiscal 2008.

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, we uncovered an apparent fraudulent scheme conducted by third parties unrelated to us that may have victimized a number of our clients. CCPM, a German Introducing Broker, introduced to us all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at our firm were utilized to siphon money out of these accounts, on some occasions shortly after they were established. We were involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that we and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by us. Damages sought in the NFA arbitration proceeding were approximately $1.7 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $0.2 million as to one claimant and a net of $0.24 million as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding are approximately $6.0 million in compensatory damages and $12.0 million in punitive damages. That case is scheduled to be heard in September 2008. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, the second arbitration. Therefore, no provision for losses has been recorded in connection with that arbitration.

Midland Euro Cases

The key allegations in a bankruptcy proceeding and a class action proceeding were that Midland Euro Exchange, Inc. (“MEE”), Midland Euro, Inc. and their principals, Moshe and Zvi Leichner, ran a Ponzi scheme, promising high returns on foreign exchange trades, and that we (and others) aided and abetted the “scheme”. In the bankruptcy proceeding, the trustee alleged that in the one year period preceding the bankruptcy petitions, we made voidable transfers to ourselves from the MEE accounts in the amount of not less than approximately $1.8 million. In the class action complaint, the plaintiffs alleged that we, together with MEE’s accountants and its London bank, were liable for $90.0 million of losses which investors suffered as a result of violations of state common and statutory law and federal RICO claims. Punitive damages and treble damages under RICO were sought. We reached a settlement with plaintiffs in the class action suit, pursuant to which we paid the plaintiffs $4.1 million in the year ended March 31, 2008. We also reached a settlement with the bankruptcy trustee, pursuant to which we paid the trustee $0.1 million. This was recorded as an expense in fiscal 2007.

Refco LLC Exchange Seats

We acquired certain assets of Refco Inc. and its affiliates (collectively, “Refco”) pursuant to an Acquisition Agreement between Refco and us. As part of that transaction, we acquired certain seats and shares held by Refco LLC in the Chicago Mercantile Exchange and the Chicago Board of Trade (the “Shares”). On or about March 3, 2006, counsel to the Chapter 7 bankruptcy trustee of Refco LLC (the “trustee”) notified us of the trustee’s position that the Shares were not, in fact, assets that should have been transferred to us under the Acquisition Agreement and that, as a result, we were liable to Refco LLC for the value of the Shares, asserted to be approximately $57.0 million at the date of closing under the Acquisition Agreement. We negotiated a settlement agreement with the trustee pursuant to which all claims between us and all Refco related entities, including the claim for the $57.0 million value of the seats, were settled by us paying $2.2 million to the Refco estate. This was recorded as an expense in the fiscal 2008.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in our London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3.7 million (approximately $7.4 million) in damages and speculative claims, including claims for lost profits, of up to an additional £87.0 million (approximately $173.4 million). Mediation began in April 2008 but has not been successful and a trial has been set for March 2009. At this time, it is not possible to determine the ultimate resolution of, or estimate the liability related to, this matter. No provision for losses has been provided in connection with this litigation.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

Our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. §1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit. Since the case is in its earliest stages, it is difficult to determine exposure, if any. We intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We have filed a motion to dismiss the amended complaint. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Hobart Securities

We are in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). We exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2.5 million (approximately $5 million) of other Dawnay, Day companies with accounts at MF Global. DDCM has instituted legal proceedings seeking to have us reverse the £2.5 million set-off, with DDCM claiming that we were not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Class Action Suit

We and certain of our executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purports to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, seeks to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to our financial results and projections and capital structure. The litigation is in its early stages, and we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

For a discussion of our potential risks and uncertainties, see the information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC, which is accessible on the Securities and Exchange Commission’s website at sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information required to be reported pursuant to this Item 2. is contained in the Company’s Current Reports on Form 8-K filed with the SEC on July 18, 2008 and August 13, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

MF Global Ltd. held its annual general meeting of shareholders on July 28, 2008. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

1.	The election of seven directors:

Nominee	For	Withheld

Alison J. Carnwath	91,222,463	13,675,930
Kevin R. Davis	91,332,926	13,565,467
Eileen S. Fusco	104,056,468	841,925
Edward L. Goldberg	100,871,207	4,027,186
Martin J. Glynn	101,544,297	3,354,096
Lawrence M. Schloss	101,237,616	3,660,777
Robert S. Sloan	101,261,016	3,637,377

2.	Approve PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal 2009, and to authorize the Board of Directors, acting by the Audit Committee, to determine the independent auditors’ fee.

For	Against	Abstain	Broker Non-Votes

104,799,590	71,792	27,011	Zero

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Indenture between MF Global Ltd and Deutsche Bank Trust Company Americas, dated as of June 25, 2008*

4.2	Certificate of Designations of 9.75% Non-Cumulative Convertible Preference Shares, Series B of MF Global Ltd, dated June 25, 2008*

4.3	Certificate of Designation of 6.00% Cumulative Convertible Preference Shares, Series A of MF Global Ltd., dated July 18, 2008

4.4	Amendment No. 1 to Rights Agreement, dated as of May 20, 2008, between MF Global Ltd. and Computershare Trust Company, N.A.**

4.5	Registration Rights Agreement, dated as of May 20, 2008, between MF Global Ltd and J.C. Flowers II L.P.**

4.6	Investment Agreement, dated as of May 20, 2008, between MF Global Ltd. and J.C. Flowers II L.P.**

4.7	Amendment No. 1 to the Investment Agreement, dated as of June 10, 2008, between MF Global Ltd. and J.C. Flowers II L.P.**

10.1	Employment Agreement between MF Global Ltd. and John R. MacDonald, dated April 1, 2008***

31.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kevin R. Davis, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on June 26, 2008
**	Incorporated by reference to MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008
***	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on April 2, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

	By:	/s/ Kevin R. Davis
	Name:	Kevin R. Davis
	Title:	Chief Executive Officer

	By:	/s/ J. Randy MacDonald
	Name:	J. Randy MacDonald
	Title:	Chief Financial Officer
Date: August 13, 2008