Form 10-Q
period 2008-09-30
MF Global Ltd.
filed 2008-11-12
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2008

or

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

The number of common shares outstanding of the registrant as of October 31, 2008, was 120,311,570.

MF GLOBAL LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues
Execution only commissions	$106,969	$136,201	$226,032	$246,497
Cleared commissions	370,682	357,821	744,855	716,494
Principal transactions	69,235	112,590	132,396	212,545
Interest income	272,259	1,258,362	618,078	2,250,590
Other	14,322	19,322	25,963	28,762

Total revenues	833,467	1,884,296	1,747,324	3,454,888

Interest and transaction-based expenses:
Interest expense	171,726	1,144,614	410,523	2,047,606
Execution and clearing fees	220,965	232,820	453,668	454,221
Sales commissions	67,888	71,358	135,591	143,154

Total interest and transaction-based expenses	460,579	1,448,792	999,782	2,644,981

Revenues, net of interest and transaction-based expenses	372,888	435,504	747,542	809,907

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	214,561	252,039	425,226	467,417
Employee compensation related to non-recurring IPO awards	17,237	15,018	34,981	15,018
Communications and technology	31,474	28,412	63,900	55,059
Occupancy and equipment costs	11,229	8,748	21,484	17,311
Depreciation and amortization	13,993	13,053	28,158	25,436
Professional fees	19,034	17,501	50,054	31,973
General and other	31,551	26,825	46,776	44,844
PAAF legal settlement	—	69,000	—	69,000
IPO-related costs	5,267	26,489	10,735	47,241
Refco integration costs	273	742	543	2,069

Total other expenses	344,619	457,827	681,857	775,368

Gains on exchange seats and shares	15,765	10,946	15,117	74,247
Loss on extinguishment of debt	—	18,268	—	18,268
Interest on borrowings	21,744	22,448	35,961	31,140

Income/(Loss) before provision for income taxes	22,290	(52,093)	44,841	59,378
Provision for income taxes	11,201	36,905	17,927	73,764
Minority interests in income of combined companies (net of tax)	682	1,270	1,238	2,213
Equity in losses of unconsolidated companies (net of tax)	(754)	(324)	(1,632)	(1,096)

Net income/(loss)	$9,653	$(90,592)	$24,044	$(17,695)

Dividends declared on preferred stock	3,238	—	3,238	—
Cumulative and participating dividends	2,677	—	3,985	—

Net income/(loss) applicable to common shareholders	$3,738	$(90,592)	$16,821	$(17,695)

Earnings/(Loss) per share (see Note 11):
Basic	$0.03	$(0.78)	$0.14	$(0.16)
Diluted	$0.03	$(0.78)	$0.14	$(0.16)
Weighted average number of common shares outstanding:
Basic	120,503,557	116,732,733	120,279,627	110,284,746
Diluted	120,503,557	116,732,733	120,279,627	110,284,746

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD .

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2008	March 31, 2008
Assets
Cash and cash equivalents	$1,286,874	$1,481,084
Restricted cash and segregated securities	10,534,316	12,047,009
Securities purchased under agreements to resell	9,402,272	13,022,376
Securities borrowed	7,613,405	4,649,172
Securities received as collateral	435,926	623,752
Securities owned, at fair value ($1,246,691 and $4,142,612 pledged, respectively)	3,379,879	7,380,290
Receivables:
Brokers, dealers and clearing organizations	15,127,839	7,085,652
Customers (net of allowances of $18,264 and $15,958, respectively)	1,335,562	2,367,461
Affiliates	126	716
Other	43,857	41,835
Memberships in exchanges, at cost (market value of $24,350 and $43,167, respectively)	6,875	8,909
Furniture, equipment and leasehold improvements, net	57,796	54,911
Goodwill	79,028	74,145
Intangible assets, net	175,850	193,180
Other assets	294,005	224,379

TOTAL ASSETS	49,773,610	49,254,871

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term borrowings	341,773	1,729,815
Securities sold under agreements to repurchase	14,426,544	18,638,033
Securities loaned	5,348,543	3,188,154
Obligation to return securities borrowed	435,926	623,752
Securities sold , not yet purchased, at fair value	2,971,529	1,869,039
Payables:
Brokers, dealers and clearing organizations	9,456,428	6,317,297
Customers	13,973,253	15,302,498
Affiliates	5,719	12,921
Accrued expenses and other liabilities	309,382	313,507
Long-term borrowings	950,000	—

TOTAL LIABILITIES	48,219,097	47,995,016

Commitments and contingencies (Note 13)
Preference shares, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	103,780	—
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,760	—
Minority interests in consolidated subsidiaries	9,709	10,830

SHAREHOLDERS’ EQUITY
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 120,007,111 and 119,647,222 shares issued and outstanding, respectively	120,007	119,647
Treasury shares	(51)	—
Additional paid-in capital	1,318,498	1,265,733
Accumulated other comprehensive income (net of tax)	(7,795)	6,084
Accumulated deficit	(118,395)	(142,439)

TOTAL SHAREHOLDERS’ EQUITY	1,312,264	1,249,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,773,610	$49,254,871

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$24,044	$(17,695)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gains on sale of exchanges seats and shares	(14,705)	(143,890)
Depreciation and amortization	28,158	25,436
Stock-based compensation expense	53,428	40,052
Bad debt expense	8,695	2,634
Deferred income taxes	(13,638)	(30,984)
Equity in losses of unconsolidated affiliates	1,632	1,096
Income applicable to minority interests, net of tax	1,238	2,213
Loss on extinguishment of debt	—	18,268
(Gain)/loss on disposal of furniture, equipment and leasehold improvements	(2)	234
Write-down of capitalized professional fees	1,820	—
Amortization of debt issuance costs	3,909	—
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	1,491,349	(1,540,033)
Securities purchased under agreements to resell	3,620,104	(9,126,198)
Securities borrowed	(2,964,233)	1,676,388
Securities owned	3,995,976	(1,072,160)
Receivables:
Brokers, dealers and clearing organizations	(8,072,983)	(2,006,766)
Customers	1,021,065	(410,652)
Affiliates	(36,789)	17,097
Other	(2,507)	(2,625)
Other assets	(23,305)	(30,291)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	(4,211,489)	7,814,446
Securities loaned	2,160,389	(2,677,451)
Securities sold, not yet purchased, at fair value	1,102,490	3,277,041
Payables:
Brokers, dealers and clearing organizations	3,139,527	1,635,671
Customers	(1,265,155)	2,506,420
Affiliates	23,865	52,938
Accrued expenses and other liabilities	4,104	34,145

Net cash provided by operating activities	$76,987	$45,334

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $0 and $8,236 cash acquired in 2008 and 2007, respectively (Note 3)	$(4,883)	$(49,759)
Proceeds from sale of memberships in exchanges	20,999	164,182
Purchase of memberships in exchanges	(1,369)	(900)
Purchase of furniture, equipment and leasehold improvements	(15,222)	(17,760)
Proceeds from sale of furniture, equipment and leasehold improvements	27	149

Net cash provided (used in)/by investing activities	(448)	95,912

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of)/Proceeds from bridge financing	(1,300,000)	1,400,000
Proceeds from other short-term borrowings, net	61,961	51,314
Proceeds from liquidity facility borrowings	350,000	—
Proceeds from two-year term facility	240,000	—
Issuance of convertible notes	210,000	—
Payment of debt issuance costs	(42,483)	—
Issuance of preference shares	300,000	—
Preference shares issuance costs	(67,460)
Repayments of private placement notes	—	(472,620)
Repayments of borrowings from Man Group	—	(927,380)
Proceeds from Recapitalization	—	516,223
Proceeds from Man Group for indemnification of tax expense	3,200	54,997
Distribution to minority interest	(634)	(523)
Payment of dividends on preference shares	(3,238)	—
Dividends to Man Group	—	(1,011)

Net cash provided (used in)/by financing activities	(248,654)	621,000

Effect of exchange rates on cash and cash equivalents	(22,095)	25,229

Increase/(decrease) in cash and cash equivalents	(194,210)	787,475
Cash and cash equivalents at beginning of period	1,481,084	1,692,554

Cash and cash equivalents at end of period	$1,286,874	$2,480,029

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	187,826	184,825
Obligation to return securities borrowed	(187,826)	(184,825)
Net distributions to Man Group (1)	—	139,900

(1)

Represents net non-cash distributions to Man Group for the periods presented resulting from U.S. GAAP and carve-out adjustments and the related tax effects thereof applied to the carve-out accounts of the Company to present the financial statements on a stand-alone basis.

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Treasury Shares	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Shareholders’ equity at March 31, 2008	$119,647	$—	$1,265,733	$(142,439)	$6,084	$1,249,025
Stock-based compensation			53,428			53,428
Net income				24,044		24,044
Foreign currency translation					(13,879)	(13,879)
Shares issued	360	(51)	(625)			(316)
Tax indemnification from Man Group			3,200			3,200
Preferred share dividends			(3,238)			(3,238)

Shareholders’ equity at September 30, 2008	$120,007	$(51)	$1,318,498	$(118,395)	$(7,795)	$1,312,264

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net income/(loss)	$9,653	$(90,592)	$24,044	$(17,695)
Other comprehensive income adjustments:
Unrealized losses on cash flow hedges (net of $2,917 tax)	—	(4,197)	—	(4,197)
Foreign currency translation adjustment	(11,610)	4,895	(13,879)	4,433

Comprehensive (loss)/income	$(1,957)	$(89,894)	$10,165	$(17,459)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 1: Organization and Basis of Presentation

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading participant on the world’s major futures and securities exchanges and provides execution and clearing services for exchange-traded and over-the-counter derivative products, as well as for foreign exchange contracts and securities in the cash brokerage markets. The Company operates globally, with a presence in the United States, the United Kingdom (“UK”), France, Singapore, Australia, Hong Kong, Canada, India, and Japan among others. The Company believes it is the leading broker in exchange-traded future and options and serves a worldwide client base, including financial institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

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

The Company completed an initial public offering (“IPO”) of its common shares on July 23, 2007. Man Group received all of the net proceeds from the issuance of shares and currently retains approximately 18.5% ownership in the Company.

These unaudited financial statements include the following:

•	Subsequent to the Reorganization and Separation, the consolidated accounts of MF Global Ltd. and its subsidiaries.

•	Prior to such Reorganization and Separation, the combined financial statements of Man Financial, the brokerage division of Man Group.

Basis of presentation

The unaudited consolidated and combined financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Management believes that these unaudited consolidated and combined financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the unaudited Consolidated and Combined Statements of Operations, Balance Sheets, Cash Flows, Changes in Shareholders’ Equity and Comprehensive Income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of September 30, 2008 and 2007, the Company had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”) and a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”).

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

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. As of September 30, 2008, all such services had terminated with the exception of office services. The service agreement for office services will continue for as long as the Company leases office space from Man Group.

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

Restricted Cash and Securities Segregated under Federal and Other Regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC in the U.S. and the FSA in the UK, to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. The Company also has fixed cash deposits classified within Restricted Cash and Segregated Securities of $113,268 and $144,951 as of September 30 and March 31, 2008, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, substantially all of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At September 30 and March 31, 2008, the Company was in compliance with its segregation requirements. At September 30 and March 31, 2008, in addition to segregated cash, the Company has segregated securities of $6,182,739 and $6,070,210, respectively classified within Restricted Cash and Securities Segregated. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $3,023,460 and $5,401,987 at September 30 and March 31, 2008, respectively.

Collateral

The Company enters into financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations, and equities, or cash. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the Consolidated Balance Sheets when the Company is the debtor as defined by Statements of Financial Accounting Standards (“SFAS”) SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of September 30 and March 31, 2008, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $15,218,716 and $27,537,042, respectively, of which the Company sold or repledged $12,368,526 and $22,854,026, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment during the fourth quarter of the fiscal year. As of September 30, 2008, total goodwill was approximately $79,028. The carrying value of goodwill is also reviewed if facts and circumstances, such as a significant decline in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable based on the estimated undiscounted cash flows of the reporting unit, impairment is measured by comparing the carrying value of goodwill to its fair value. Fair value is estimated based on discounted cash flows, market values or appraisals. This was considered as of September 30, 2008, due to the Company’s book value exceeding its market capitalization. The Company concluded there was no impairment of goodwill as of September 30, 2008, as its net revenues have not significantly deteriorated.

As of September 30, 2008, with the recent decline in the overall stock market, the Company’s total market capitalization is approximately $520,831 which is below the Company’s recorded net worth of $1,312,264. The Company performs it annual impairment test for goodwill as of March 31. If market and economic conditions do not improve or if its business deteriorates this may increase the likelihood of the Company reporting an impairment charge.

Minority interests

The Company combines the results and financial position of entities it controls, but does not wholly own. As of September 30, 2008, the Company owned 91.0% of MF Global Securities Limited, 70.2% of MF Global Sify Securities India Private Limited and 75.0% of MF Global Financial Services India Private Limited. At September 30 and March 31, 2008, minority interest recorded in the Consolidated Balance Sheets was $9,709, and $10,830, respectively.

Fair value of financial instruments

Financial instruments and related revenue and expenses are recorded in the financial statements on a trade date basis. Financial instruments include related accrued interest or dividends. Market value generally is based on published market prices or other relevant factors including dealer price quotations.

The fair value of a financial instrument is determined using external market quotations or the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the aggregate fair value of financial instruments recognized on the Consolidated Balance Sheets (including receivables, payables, and accrued expenses) and approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing.

The Company has adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. Securities owned, securities sold, not yet purchased and derivatives are reflected in the Consolidated Balance Sheets on a trade-date basis. Related unrealized gains or losses are recognized in Principal transactions in the Consolidated and Combined Statements of Operations. Based on market convention the Company marks its financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

Credit risk is a component of fair value and represents the loss the Company would incur if a counterparty or an issuer of

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

securities or other instruments the Company holds fails to perform under its contractual obligations to the Company, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, the Company holds. To reduce the Company’s credit exposures in its operating activities, the Company generally enters into agreements with its counterparties that permit it to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. The Company monitors and manages its credit exposures daily, as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk. In the Company’s adoption of SFAS No. 157, it considered its collateral and margin process as well as the type of and duration of its financial instruments when assessing its credit risk.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and Emerging Issues Task Force (“EITF”) EITF 03-6 “Participating Securities and the Two-Class Method”. The Company’s Series A Preference Shares are participating securities whereby the holder of Series A Preference Shares participates in undistributed earnings with common shareholders.

Treasury Shares

The Company accounts for treasury shares under the par value method. Under this method, the excess of the cost of treasury shares over its par value is recorded in additional paid-in capital.

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, (“FSP FAS 1573”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FSP FAS 157-3 as of September 30, 2008 with no material impact to the consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for reporting periods ending after November 15, 2008. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact FSP FAS 133-1 and FIN 45-4 will have on the disclosures to the Company’s consolidated financial statements upon adoption.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its calculation of earnings per share upon adoption.

In June 2008, the FASB reached a consensus on EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under U.S. GAAP is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company is currently evaluating the impact EITF 07-5 will have on its results of operations and financial condition upon adoption.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. EITF 08-4 is not expected to have an impact on the Company’s results of operations and financial condition upon initial adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SFAS No. 162 is not expected to have an impact on the Company’s results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the impact FSP APB 14-1 will have on its results of operations and financial condition upon adoption.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company is currently evaluating the impact FSP FAS 142-3 will have on its results of operations and financial condition upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 161 will have on the disclosures in its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS 140-3”) which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company is currently evaluating the impact FSP FAS 140-3 will have on its results of operations and financial condition upon adoption.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply SFAS No. 141(R) to future acquisitions that close on or after April 1, 2009.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company adopted FSP FIN 39-1 in the first quarter of fiscal 2009 with no impact to its results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” . SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to its results of operations or financial condition. The Company adopted FSP FAS 157-1 in the second quarter of fiscal 2009 with no impact to its results of operations or financial condition. The Company is currently evaluating the impact FSP FAS 157-2 will have on its results of operations and financial condition upon adoption.

Note 3: Goodwill and Intangible Assets

During the six months ended September 30, 2008, earn-out payments were made related to prior acquisitions, which are accounted for as additional purchase consideration.

The change in Goodwill is as follows:

Balance as of March 31, 2008	$74,145
Increase	4,883

Balance as of September 30, 2008	$79,028

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Intangible Assets, subject to amortization as of September 30, 2008 and March 31, 2008 are as follows:

	September 30, 2008	March 31, 2008
Customer relationships
Gross carrying amount	$264,413	$264,413
Accumulated amortization	(101,474)	(86,475)

Net carrying amount	162,939	177,938

Technology assets
Gross carrying amount	31,388	31,388
Accumulated amortization	(20,769)	(18,604)

Net carrying amount	10,619	12,784

Trade names
Gross carrying amount	3,284	3,284
Accumulated amortization	(992)	(826)

Net carrying amount	2,292	2,458

Total	$175,850	$193,180

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	September 30, 2008		March 31, 2008
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$437,716	$11,704,438	$424,739	$13,667,808
Foreign currency and other OTC derivative transactions	98,076	1,718,936	92,389	1,076,077
Securities transactions	780,854	540,001	1,844,087	532,950
Other	18,916	9,878	6,246	25,663

Total	$1,335,562	$13,973,253	$2,367,461	$15,302,498

Note 5: Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of September 30, 2008, the market value of collateral received under resale agreements was $44,399,436, of which $467,216 was deposited as margin with clearing organizations. As of March 31, 2008, the market value of collateral received under resale agreements was $42,017,881, of which $1,444,153 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of September 30 and March 31, 2008, the market value of collateral pledged under repurchase agreements was $56,174,975 and $55,991,535, respectively. As of September 30 and March 31, 2008, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Shareholders’ Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” are satisfied. In accordance with

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

SFAS No. 140, the Company de-recognized assets and liabilities from the Consolidated Balance Sheets. At September 30, 2008, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $497,409 and $10,339,104, respectively, at contract value.

The carrying values of the assets sold under repurchase agreements, including accrued interest, by maturity date are:

	September 30, 2008
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$494,141	$7,653,276	$1,101,853	$31,349	$2,004,782	$11,285,401
U.S. Corporations	8,613	3,403	—	—	—	12,016
Foreign Governments	36,848	1,667,992	676,579	479,536	92,749	2,953,704
Foreign Corporations	45,949	4,311	125,163	—	—	175,423

Total	$585,551	$9,328,982	$1,903,595	$510,885	$2,097,531	$14,426,544

	March 31, 2008
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,142,753	$2,398,100	$1,002,275	$952,323	$2,315,481	$7,810,932
U.S. Corporations	123,665	48,242	440,564	15,204	—	627,675
Foreign Governments	205,753	2,502,811	2,756,044	1,344,422	1,535,429	8,344,459
Foreign Corporations	1,439,367	239,238	76,095	100,267	—	1,854,967

Total	$2,911,538	$5,188,391	$4,274,978	$2,412,216	$3,850,910	$18,638,033

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	September 30, 2008		March 31, 2008
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$9,358,907	$5,955,035	$2,068,289	$3,402,525
Due from/to clearing brokers	1,231,701	551,680	1,004,648	787,079
Due from/to clearing organizations	1,918,267	421,809	1,463,997	198,606
Fees and commissions	1,936	78,103	1,174	74,754
Unsettled trades and other	2,617,028	2,449,801	2,547,544	1,854,333

Total	$15,127,839	$9,456,428	$7,085,652	$6,317,297

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 7: Securities Owned and Securities Sold, Not Yet Purchased

Securities owned, at fair value, and financial instruments sold, but not yet purchased, at fair value, consist of the following:

	September 30, 2008		March 31, 2008
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$1,882,577	$2,801,362	$3,045,040	$780,645
Corporate debt securities	811,031	—	2,755,494	—
Foreign government bonds	—	—	363,028	881,267
Equities	659,353	145,654	1,171,511	207,127
Shares held due to demutualization of exchanges	18,300	—	27,642	—
Other	8,618	24,513	17,575	—

Total	$3,379,879	$2,971,529	$7,380,290	$1,869,039

At September 30 and March 31, 2008, $812,687 and $146,150, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

Note 8: Borrowings

Short term borrowings consist of the following:

	September 30, 2008	March 31, 2008
364-Day Bridge Facility	$100,000	$1,400,000
Other short-term borrowings	142,500	276,304
Bank overdrafts	99,273	53,511

Total	$341,773	$1,729,815

Long-term borrowings consist of the following:

	September 30, 2008	March 31, 2008
9.00% Convertible Senior Notes due 2038	$210,000	$—
Two-year term facility	240,000	—
Other long-term borrowings	500,000	—

Total	$950,000	$—

Bridge Facility

In the year ended March 31, 2008, one of the Company’s U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400,000 (the “bridge facility”) with several financial institutions and borrowed the full amount under the bridge facility. The Company’s borrowings under the bridge facility as of June 15, 2007 bore interest at a rate per annum equal to either of the Company’s options, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.32% per annum, or 1.22% with respect to those lenders who are party to the amendment described below, based on its current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s.

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

On January 31, 2008, the Company entered into an amendment (the “Amendment”) to the bridge facility to extend the original maturity date of June 13, 2008 for $1,050,000 of the $1,400,000 of the outstanding borrowing by six months to December 12, 2008 and to increase the rate per annum payable to those lenders who are party to the Amendment by 0.40%, which rate was increased by 0.25% as of and after June 13, 2008 and was further increased by another 0.25% to a total margin of 1.22% as of and after September 13, 2008. The Company paid a one-time upfront fee of 5 basis points to amend its bridge facility. Under the terms of the second amendment to the bridge facility, the Company’s current interest rate increased to a total margin of 4.90% per annum. Advances are subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The Company paid down $350,000 of the $1,400,000 outstanding under the bridge facility in June 2008 with the proceeds of borrowings under its liquidity facility (described below). The Company paid additional upfront fees equivalent to 5 basis points on June 13, 2008 on the $1,050,000 outstanding. In July 2008, the Company paid down $950,000 of the remaining balance outstanding under the bridge facility using $288,750 in net proceeds from the Two-Year term facility (discussed below), $109,200 in net proceeds of the sale of Series A Preference Shares (See Note 16), $129,734 in net proceeds of the sale of the Series B Preference Shares (See Note 16) and $129,733 in net proceeds of the sale of the Convertible Senior Notes (discussed below), and $292,583 of cash. Accordingly, at September 30, 2008, the outstanding balance on the bridge facility was $100,000, which is due on December 13, 2008.

Liquidity Facility

Concurrent with the bridge facility discussed above, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.31% per annum, at the Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. In addition, the Company pays a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. In general terms, and subject to certain exceptions, the Company has agreed to maintain a consolidated tangible net worth of not less than $620,000 (plus 50% of the proceeds of certain equity offerings and 25% of the Company’s consolidated positive net income for each completed fiscal year), and the Company has agreed not to incur indebtedness through the Company’s subsidiaries, incur liens on its assets, merge or consolidate with (or dispose of substantially all of the Company’s assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If the Company fails to pay any amount when due under the facility or to comply with its other requirements, if the Company fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In June 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the bridge facility. In connection with this drawdown, the Company agreed to increase the interest rate margin by 1.10% per annum on the $500,000 outstanding. Other outstanding amounts under the liquidity facility bear interest with a margin of 0.31%. The increase prior to the scheduled maturity date in June 15, 2012 only applies to the existing amount outstanding under the liquidity facility and future borrowings under the facility will remain unchanged from the pricing structure outlined above. As of September 30, 2008 and March 31, 2008, $642,500 and $150,000, respectively, was outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company does not intend to pay $500,000 of the amount outstanding at September 30, 2008 under the liquidity facility prior to the maturity date of the liquidity facility. Accordingly, this amount has been classified as long-term borrowings in the Consolidated Balance Sheet.

At September 30, 2008 the Company also had a 364-day revolving credit facility with a bank on an unsecured committed basis.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

As of September 30, 2008 and March 31, 2008, $0 and $96,000, respectively, was outstanding under these facilities.

Convertible Senior Notes

On June 25, 2008, the Company completed the issuance and sale of $150,000 aggregate principal amount of its 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2008. The Convertible Notes mature on June 20, 2038.

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

In connection with the issuance of the Convertible Notes, the Company also granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $60,000 aggregate principal amount of the Convertible Notes within a period of 30 days beginning on June 20, 2008. On July 18, 2008, the Company agreed to extend the term of the option so that it would expire on September 18, 2008. On August 7, 2008, the initial purchasers exercised the option to purchase an additional $60,000 of the Convertible Notes. Upon the issuance and sale of the additional Convertible Notes on August 12, 2008, the securities demand feature of the Two-Year Term Facility was fulfilled. The Convertible Notes mature in 2038, subject to redemption at the Company’s option after five years and a right of holders to require repurchase every five years beginning in five years. The proceeds from the additional $60,000 Convertible Notes were used to pay down a portion of the Two-Year Term Facility.

Two-Year Term Facility

On July 18, 2008, the Company entered into a credit agreement with several banks that provides for a two-year, $300,000 unsecured term loan facility (the “Two-Year Term Facility”) intended to enable the Company to prepay loans under its bridge facility which are otherwise due and payable on December 12, 2008. Loans outstanding under the Two-Year Term Facility may be prepaid without penalty, subject to certain restrictions. Interest on any loan extended under the Two-Year Term Facility will bear interest, at the option of the Company, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on the Company’s credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on the Company’s credit rating. The applicable margin will increase by 100 basis points on the first anniversary of the closing date and by 200 basis points on all overdue amounts. The Two-Year Term Facility contains customary representations and warranties, financial covenants including minimum net worth, a maximum leverage ratio of adjusted total indebtedness to interest expense, a maximum ratio of net cash capital to net liquid assets and a minimum ratio of net cash capital to net liquid assets and other customary covenants including limitations on material changes in lines of business, limitations on liens and indebtedness, certain restrictions on mergers and sales of property, compliance with laws, conduct of business and maintenance of existence, material licenses and membership, compliance with regulatory capital standards and restrictions on use of proceeds. If the Company fails to pay any amount when due under the Two-Year Term Facility, if any other outstanding debt with an aggregate principal amount exceeding $50,000 is accelerated or not paid when due, upon certain events of bankruptcy or liquidation of the Company or certain of its subsidiaries or upon a change of control or ownership, an event of default will occur under the Two-Year Term Facility. In connection with its entry into the Two-Year Term Facility, the Company has paid a total of $12,600 in fees to several banks that are parties to the Two-Year Term Facility, and will pay an additional $1,200 on December 15, 2008.

On July 18, 2008, the Company borrowed $300,000 under the Two-Year Term Facility, and $288,750 of the proceeds were used to repay a portion of the Company’s $1,400,000 bridge facility. On August 7, 2008, the proceeds of $60,000 from the additional sale of Convertible Notes were used to pay down a portion of the Two-Year Term Facility. At September 30, 2008, the Two-Year Term Facility had an outstanding balance of $240,000 which will come due on July 16, 2010.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

At September 30, 2008, the Company is in compliance with all debt covenants related to bridge, liquidity and Two-Year Term facilities.

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

The Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an exercise price equal to the price per common share at the date of grant. Restricted share units vest in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were also issued to employees in the IPO, which vested in full after one year, following the IPO, subject to continued employment. Restricted share units and restricted shares also issued at the IPO are defined as non-recurring IPO awards and presented in Employee Compensation related to non-recurring IPO awards within the Consolidated and Combined Statements of Operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R). Net income for the three and six months ended September 30, 2008 includes $25,382 and $53,427 of compensation costs respectively and $7,979 and $16,400 of income tax benefits respectively related to the Company’s stock-based compensation arrangements. The three and six months ended September 30, 2007 includes $24,963 of compensation costs and $8,737 of income tax benefits respectively related to the Company’s stock-based compensation arrangements. Of these amounts, $8,145 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $17,237 of compensation costs have been recorded in Employee compensation related to non-recurring IPO awards within the Consolidated and Combined Statement of Operations for the three months ended September 30, 2008 and $34,981 of compensation costs have been recorded in Employee compensation and benefits (excluding IPO awards) and $18,446 of compensation costs have been recorded in Employee compensation related to nonrecurring IPO awards within the Consolidated and Combined Statement of Operations for the six months ended September 30, 2008. The Company has no pool of windfall tax benefits. The Company has deferred tax assets recorded on its Consolidated Balance Sheets related to stock compensation awards issued in connection with the IPO. To the extent the Company’s stock price is below the grant date fair value at the date of delivery of these awards, the tax benefit ultimately realized would be reduced.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2008	2007
Expected volatility	39.4%	32.0%
Risk free interest rate	3.2%	4.9%
Expected dividend yield	0.0%	0.0%
Expected term	4.5	4.5

The following tables summarize activity for the Company’s plans for the six months ended September 30, 2008:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2008	10,883,308	$30.00	6.3	$—
Granted	2,113,416	13.58
Forfeited	1,643,132	29.78

Stock options outstanding as of September 30, 2008	11,353,592	26.97	6.0

Stock options expected to vest as of September 30, 2008	10,686,237	27.10	6.0

Stock options exercisable at September 30, 2008	3,152,753	$30.00	5.8	$—

The weighted-average grant-date fair value of options granted during the six months ended September 30, 2008 and 2007 was $5.04 and $10.45, respectively. No options were exercised during the six months ended September 30, 2008 and 2007.

	Restricted Share Units
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2008	7,445,102	$30.01
Granted	986,139	12.00
Exercised	230,585	14.90
Forfeited	197,080	30.00

Nonvested as of September 30, 2008	8,003,576	$26.16
Total unrecognized compensation expense remaining	$100,240
Weighted-average years expected to be recognized over	1.9

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2008	421,535	$29.30
Granted	113,869	6.70
Vested	184,335	29.71
Forfeited	25,955	29.75

Nonvested as of September 30, 2008	325,114	21.00
Total unrecognized compensation expense remaining	$4,089
Weighted-average years expected to be recognized over	1.8

The Company has employee stock purchase plans in the U.S. and UK to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. In the UK, participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the date of grant. These plans are accounted for as compensatory under SFAS No. 123R. As of September 30, 2008, no shares were awarded from this plan.

Stock-based compensation issued by Man Group

Historically, certain of the Company’s employees were granted awards under several stock-based incentive plans established by Man Group and approved by Man Group’s Remuneration Committee. At the IPO, employees that held these awards were deemed to have terminated employment with Man Group as ‘good leavers’ and outstanding awards were treated in accordance with plan guidelines. The Company did not assume or convert Man Group awards into LTIP awards or into common shares of the Company. The information presented below for the six months ended September 30, 2007 relates only to employees of the Company. Subsequent to the IPO, expense on awards exercised related to these plans are being incurred by Man Group.

Net income for the six months ended September 30, 2007 includes $22,764 of compensation costs and $8,088 of income tax benefits related to Man Group’s stock-based compensation arrangements through July 18, 2007. Net income for the three months ended September 30, 2007 includes $15,088 of compensation costs and $5,281 of income tax benefits related to Man Group’s stock based compensation arrangements through July 18, 2007. All of these compensation costs have been recorded in Employee compensation and benefits (excluding non-recurring IPO awards) within the unaudited Consolidated and Combined Statements of Operations. Certain stock-based compensation awards were classified as liabilities.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The following table summarizes activity for Man Group’s Executive Share Option plan for the six months ended September 30, 2007:

	Options	Weighted- Average Exercise Price (per share) (1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	1,767,948	$5.22	7.2	$10,100
Exercised	215,760	3.32	4.4	1,973
Vested at IPO (2)	1,552,188	5.59	—	—

Stock options outstanding as of September 30, 2007 (2)	—	—	—	—
Stock options vested and expected to vest as of September 30, 2007 (2)	—	—	—	—
Stock options exercisable at September 30, 2007 (2)	—	$—	—	$—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.
(2)	The Company has no further obligation for these awards. Awards vested at IPO are exercisable through Man Group plc.

During the six months ended September 30, 2007, Man Group issued no stock option awards. The total intrinsic value of stock options exercised during the three months ended September 30, 2007 was $1,973. During the six months ended September 30, 2007, there were 215,760 stock options exercised with a $1,973 impact on cash flows from operations and financing activities.

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

The assumptions used for the six months ended September 30, 2007 were as follows:

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

Six months ended September 30, 2007
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

During the six months ended September 30, 2007, no shares were purchased by participants for additional investment in the plan. During the six months ended September 30, 2007, Man Group issued no performance share awards.

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

During the six months ended September 30, 2007, no shares were purchased by participants for additional investment in the Co-Investment plan. During the six months ended September 30, 2007, Man Group issued no matching share awards.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

A summary of the activity of performance share awards and matching co-investment plan shares as of September 30, 2007 and changes during the year then ended is presented below:

	Performance Share Plan		Co-investment Plan
	Awards	Weighted- Average Grant Date Fair Value (per award) (1)	Awards	Weighted- Average Grant Date Fair Value (per award) (1)
Nonvested as of April 1, 2007	4,746,644	$5.04	11,793,358	$5.08
Vested	3,698,683	4.73	8,800,315	4.75
Forfeited	1,047,961	6.53	2,993,043	6.29

Nonvested as of September 30, 2007	—		—

Total unrecognized compensation expense remaining	$—		$—
Weighted-average years expected to be recognized over	—		—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.

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

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. UK employees continued to be eligible to participate in this plan for nine months after the IPO and shares purchased under the plan became freely transferable. During the six months ended September 30, 2007 the Company did not issue shares under the employee stock purchase plan.

Note 10: Income Taxes

Effective income tax rate

The effective income tax rate for the three and six months ended September 30, 2008 was approximately 50.3% and 40.0%, respectively, as compared to approximately (70.8%) and 124.2% for the three and six months ended September 30, 2007. The effective tax rate for the quarter ended September 30, 2008 includes the effects of certain non-recurring costs and one-time gains as well as the impact of a lowered share price on equity compensation awards granted at IPO. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the quarter ended September 30, 2008 was approximately 30.8%.

Uncertain Tax Positions

As of March 31, 2008, the Company had total unrecognized tax benefits of $26,078. For the six months ended September 30, 2008,

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

the Company decreased gross unrecognized tax benefits by $551 as a result of expiring statutes of limitations and increased gross unrecognized tax benefits by $3,133 which includes $640 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $28,660 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected within the next 12 months that the amount of gross unrecognized tax benefits will be impacted by unrecognized benefits arising in the ordinary course of business.

Note 11: Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and EITF 03-6 “Participating Securities and the Two-Class Method”. The Company’s Preference Shares Series A are participating securities whereby the holder participates in undistributed earnings with common shareholders.

The numerator for Basic EPS is net income, reduced by an allocation of earnings between common shareholders and the Preference Shares Series A holders, based on their respective rights to receive dividends as well as any undeclared dividends as the shareholder have a cumulative right to dividend. This is then reduced by dividends declared for the Series B Preference Shares. The denominator for Basic EPS is the weighted average number of common shares outstanding. If dilutive, the numerator for Diluted EPS is net income after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average number of common shares outstanding with the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preference Shares, if dilutive, in accordance with the if-converted method.

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2008 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Numerator:
Net income (loss)	$9,653	$(90,592)	$24,044	$(17,695)
Less: Dividends declared for Series A Preference Shares	(1,207)	—	(1,207)	—
Cumulative and participating dividends	(2,677)	—	(3,985)	—
Dividends declared on Series B Preference Shares	(2,031)	—	(2,031)	—

Net income/(loss) applicable to common shareholders	$3,738	$(90,592)	$16,821	$(17,695)

Denominator:
Weighted average common shares outstanding	120,503,557	116,732,733	120,279,627	110,284,746

Basic earnings per share	$0.03	$(0.78)	$0.14	$(0.16)

The weighted average number of common shares outstanding for periods prior to the Reorganization and Separation is calculated using the common stock outstanding immediately following the Reorganization and Separation.

Diluted earnings per share is the same as basic earnings per share for all periods presented as the impact of stock awards outstanding, Convertible Notes, Series A and Series B Preference Shares is anti-dilutive. The following table presents the potential shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Restricted shares units	8,309,341	7,819,814	8,309,341	7,819,814
Stock options	11,353,592	11,468,817	11,353,592	11,468,817
9.0% Convertible Notes	17,412,107	—	9,067,378	—
Series B Preference Shares	14,354,067	—	7,530,002	—
Series A Preference Shares	9,652,174	—	4,852,459	—

Total	61,081,281	19,288,631	41,112,772	19,288,631

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are a member, and other local regulatory bodies, as applicable.

One of the Company’s subsidiaries, MF Global Inc, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At September 30, 2008, the Company had net capital, as defined, of $610,022, which was $226,328 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At September 30, 2008, the Company was in compliance with all of these provisions.

In accordance with the rules of the FSA in the UK, the Company’s FSA-regulated subsidiaries must comply with financial resources requirements which since January 1, 2008 are subject to the requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity.

At September 30, 2008, the Company’s FSA-regulated subsidiaries had financial resources in total, as defined, of $860,228, resource requirements of $282,891, and excess financial resources of $577,337. The Company is currently in discussion with the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at September 30 and March 31, 2008.

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

•

Class Action Suits. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12, and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The litigation is in its early stages, and the Company believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

The U.S. Attorney’s Office, Chicago Examination. The U.S. Attorney’s Office in Chicago, Illinois is examining Mr. Dooley and the unauthorized trades. The Company has been cooperating with the U.S. Attorney’s Office, which has informed the Company that it is not a target of their investigation, and that Mr. Dooley is a target.

•

Commodity Futures Trading Commission Investigation. The CFTC has issued a formal order of investigation naming the Company and Mr. Dooley. The CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), has been collecting documentation from the Company and taking depositions of its employees. The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

•

Retention of Consultants. The Company’s Nominating and Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, the Company on matters relating to the unauthorized trading incident. FTI Consultants is advising on technology-related matters and Promontory Financial Group is advising on policies and procedures in the risk aspects of the Company’s business.

Commodity Futures Trading Commission Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of its individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why it believes no proceeding should be brought. It is not yet certain what action the CFTC will take. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. In connection with this investigation, the Company has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and the Company with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against the Company or its broker. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008” and “Commodity Futures Trading Commission Potential Action.” This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

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

Man Group agreed to indemnify the Company for all costs, expenses and liabilities the Company may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50,000, net of any insurance proceeds the Company receives. The Company received $25,000 on July 10, 2008 from Man Group in relation to the PAAMCo matter under the Deed of Indemnity executed at the time of the separation from Man Group.

As a result of discussions leading to this settlement, the Company recorded an expense of $76,814 in fiscal 2008. The Company’s insurance carriers were notified of the settlement agreement (together with amounts paid thereunder) and of its associated defense costs in the PAAMCo-related litigation. In that regard, the Company instituted a dispute resolution procedure against insurers under its insurance contract. On October 23, 2008, the Company and its insurers entered into a settlement agreement pursuant to which the Company will receive $75,000 from insurers in full settlement of all of its claims against insurers in the PAAF matter. Excluding previously received amounts, the Company expects to recognize $62,000 in insurance proceeds in its financial statements for the quarter ending December 31, 2008. See Note 18 to the unaudited consolidated and combined financial statements for further details.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200 as to one claimant and a net of $240 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding are approximately $6,000 in compensatory damages and $12,000 in punitive damages. During the quarter ended September 30, 2008, the FINRA arbitration was settled for an aggregate of $800.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3,700 (approximately $7,400) in damages and speculative claims, including claims for lost profits, of up to an additional £87,000 (approximately $173,400). Mediation began in April 2008 but has not been successful and a trial has been set for March 2009. At this time, it is not possible to determine the ultimate resolution of this matter. An accrual of £348 (approximately $619) has been provided in connection with this litigation, which is the Company’s best estimate.

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

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other future commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company filed a motion to dismiss the amended complaint which was granted by the court. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Proceedings have been instituted against the Company’s UK subsidiary by the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. The Company’s UK subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The claim alleges, inter alia, that the Company was complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that the Company knowingly benefited from assets received in breach of such fiduciary duties. The claim further alleges the Company is liable to account for funds lost through transactions executed by such directors with its UK company which are alleged to amount to $18,000. It is difficult at this stage to determine exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Hobart Securities

The Company is in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). The Company exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2,500 (approximately $4,500) of other Dawnay, Day companies with accounts at MF Global. DDCM has instituted legal proceedings seeking to have the Company reverse the £2,500 set-off, with DDCM claiming that the Company was not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Class Action Suit

The Company and certain of the Company’s executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purports to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, seeks to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to the Company’s financial results and projections and capital structure. The Company has filed a motion to dismiss. The litigation is in its early stages, and the Company believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

Other

In addition to the matters discussed above, from time to time the Company is party to litigation and regulatory proceedings that arise in the ordinary course of its business. Aside from those matters discussed above, the Company does not believe that it is party to any pending or threatened litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of September 30, 2008, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of September 30, 2008 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

Lines of Credit

The Company has a $1,500,000 five-year unsecured committed revolving liquidity facility. The Company also has a 364-day revolving credit facility with a bank on an unsecured committed basis. As of September 30, 2008 and March 31, 2008, $0 and $96,000, respectively, were outstanding under these 364-day facilities. See Note 8 for further details.

The Company also has other uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of September 30, 2008, the Company had $55,000 of issued letters of credit.

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

Each region’s contribution to the consolidated and combined amounts is as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues, net of interest and transaction-based expenses:
North America	$182,333	$211,558	$363,689	$349,699
Europe	140,345	172,125	288,818	371,641
Rest of World	50,210	51,821	95,035	88,567

Total	$372,888	$435,504	$747,542	$809,907

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and six months ended September 30, 2008 and 2007. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group holds an investment of approximately 18.5% in the Company and as such is considered a related party for the period ended September 30, 2008.

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

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the three and six months ended September 30, 2008, and 2007 are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues
Cleared commissions	$3,885	$4,964	$9,699	$10,618
Interest income	139	105	198	160

Total revenues	4,024	5,069	9,897	10,778
Less: Interest expense	6,413	15,514	14,159	26,472

Revenues, net of interest and transaction-based expenses	(2,389)	(10,445)	(4,262)	(15,694)

Expenses
Employee compensation and benefits	—	17,332	—	27,285
Communications and technology	421	120	735	695
Occupancy and equipment costs	1,158	1,294	2,275	2,580
Professional fees	2,251	912	3,354	923
General and other	1,060	187	1,860	341

Total non-interest expenses	4,890	19,845	8,224	31,824

Interest on borrowings	—	939	—	5,353

Gains on exchange seats and shares	—	3,204	—	97,907

Total, net	$(7,279)	$(28,025)	$(12,486)	$45,036

For the periods prior to the Reorganization and Separation, the unaudited combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group. These expenses are allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the Company. The costs included in the unaudited consolidated and combined financial statements were determined based on cost of the services to Man Group, the proportion of Man Group’s services fully dedicated to the Company, as well as the Company’s usage of such services. Services received by the Company include employee compensation and benefits, use of office facilities, and services provided related to overall corporate functions including tax, legal, regulatory capital, finance, internal audit, and executive management.

In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

secretarial services and insurance management, for a limited transitional period. The Company believes that these agreements contain commercially reasonable terms that could have been negotiated with an independent third party. As of September 30, 2008, all such services had terminated with the exception of office services. The service agreement for office services will continue for as long as the Company leases office space from Man Group.

The Company also entered into a master separation agreement with Man Group that governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to noncompetition and non-solicitation, access, and confidentiality. Further, Man Group has agreed to indemnify the Company against certain litigation and tax matters. During the three months ended September 30, 2008, Man Group paid the Company $3,200 related to the tax indemnity agreement recognized in APIC. The Company also received $25,000 from Man Group related to the PAAF matter under the legal indemnity agreement.

The Company had receivables with Man Group of $126 and $716 at September 30 and March 31, 2008, respectively. In addition, the Company had payables with Man Group of $5,719 and $12,921 at September 30 and March 31, 2008, respectively.

Note 16: Convertible Preference Shares

Non-cumulative Convertible Preference Shares, Series B

On June 25, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”). The Company will pay dividends on the Series B Preference Shares, when, as and if declared by its board of directors, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15, commencing on August 15, 2008. Dividends on the Series B Preference Shares will not be cumulative and may be paid in cash, common shares or both.

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

The Series B Preference Shares rank junior to the Company’s indebtedness and senior to the Common Shares. Upon liquidation of the Company, holders of Series B Preference Shares are entitled to receive a liquidation amount of $100 per share plus declared dividends prior to any distribution to holders of Common Shares. The Company used the net proceeds from the sale of the Series B Preference Shares to repay a portion of the Company’s bridge facility.

Cumulative Convertible Preference Shares, Series A

On July 18, 2008, the Company issued and sold $150,000 in aggregate liquidation preference of its Cumulative Convertible Preference Shares, Series A (the “Series A Preference Shares”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preference Shares to repay a portion of the Company’s bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its completed private offerings of Series B Preference Shares and Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preference Shares, from 6.0% to 10.725%. Shares are subject to additional resets if the Company issues any equity security, as defined in the agreement. The Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preference Shares rank senior to the Company’s common shares with respect to dividend rights and rights upon liquidation of the Company.

Under the terms of the Investment Agreement, J.C. Flowers agreed to purchase a minimum of 1,500 shares, for an aggregate value of $150,000 and up to a maximum of 3,000 shares, for an aggregate value of $300,000, of a newly authorized series of the Company’s convertible preference shares, designated as 6.0% Cumulative Convertible Series A Preference Shares at a stated offer

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

price which was 100% of their liquidation amount or preference, i.e. $100 per share. The Series A Preference Shares are convertible any time, at the option of the holder, into eight of the Company’s common shares, representing an initial conversion price of $12.50 per share.

Subject to certain exceptions, none of the Series A Preference Shares sold to J.C. Flowers may be transferred for a period of 12 months after closing and J.C. Flowers may not beneficially own 20% or more of the Company’s outstanding common shares for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, the Company also amended its shareholder rights plan to exclude J.C. Flowers (including any affiliate of J.C. Flowers), after the first time it becomes the beneficial owner of 15% or more of the Company’s common shares, and until such time as either it falls below the threshold or becomes the owner of 20% or more of the Company’s common shares, from the provision that triggers the rights plan when any person acquires 15% or more of the Company’s issued and outstanding common shares without approval of its board of directors.

The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A Preference Shares are cumulative at the rate of 10.725% per annum, payable in cash or common shares, at the Company’s option, and holders will participate in common share dividends, if any. Dividends are payable if, as and when determined by the Company’s board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preference Shares become payable in full upon any conversion or any liquidation of us. The Company will not be permitted to pay any dividends on or to repurchase its common shares during any period when dividends on the Series A Preference Shares are in arrears. Holders will have the right to vote with holders of the common shares on an “as-converted” basis. The Company may require the holders to convert the shares at any time after May 15, 2013 when the closing price of the common shares exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, the Company sells common shares or securities convertible into or exercisable for common shares at a price less than the conversion price on the Series A Preference Shares, the Company will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at its option in cash or common shares. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), the Company sells any other series of preference shares with a dividend rate above 5.45%, the dividend rate on the Series A Preference Shares held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at the Company’s option in cash or common shares. In connection with the investment, J.C. Flowers was granted the right to appoint up to two directors to the Company’s Board of Directors. Pursuant to this right, on July 29, 2008, the Company appointed David I. Schamis to its board. In addition, if the Company fails to pay dividends on the Series A Preference Shares for six quarterly periods, whether or not consecutive, the Series A preference shareholders will have the right as a class to elect two additional directors to the Company’s board.

On July 29, 2008, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares of $1,207 and $2,031, respectively. These dividends had a record date of August 5, 2008 and were paid on August 15, 2008. Also see Note 18, Subsequent Events.

Note 17: Fair Value Measurements

The Company has adopted the provisions of SFAS No. 157 on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

In accordance with FSP FAS 157-2, the Company elected to defer application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis until April 1, 2009.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table summarizes the Company’s financial assets and liabilities as of September 30, 2008, by level within the fair value hierarchy.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of September 30, 2008
Assets
Securities owned
U.S. government securities and federal agency obligations	$703,536	$2,128,653	$—	$—	$2,832,189
Corporate debt securities	—	811,031	—	—	811,031
Equities	659,353	—	—	—	659,353
Shares held due to demutualization of exchanges	—	—	18,300	—	18,300
Other	8,618	—	—	—	8,618

Total securities owned (4)	$1,371,507	$2,939,684	$18,300	$—	$4,329,491

Derivative Assets
Futures transactions	$3,647,762	$—	$—	$(1,591,461)	$2,056,301
Foreign currency and other OTC derivative transactions	183,865	1,586,800	—	(1,611,671)	158,994

Total derivative assets (2)	3,831,627	1,586,800	—	(3,203,132)	2,215,295

Total assets at fair value	$5,203,134	$4,526,484	$18,300	$(3,203,132)	$6,544,786

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$2,800,544	$818	$—	$—	$2,801,362
Equities	145,654	—	—	—	145,654
Other	24,513	—	—	—	24,513

Total securities sold, not yet purchased	$2,970,711	$818	$—	$—	$2,971,529

Derivative liabilities
Futures transactions	$3,658,722	$—	$—	$(537,743)	$3,120,979
Foreign currency and other OTC derivative transactions	183,250	1,745,324	—	(249,674)	1,678,900

Total derivative liabilities (3)	3,841,972	1,745,324	—	(787,417)	4,799,879

Total liabilities at fair value	$6,812,683	$1,746,142	$—	$(787,417)	$7,771,408

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations. Excludes $14,248,106 within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(3)	Reflects derivative liabilities within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations. Excludes $18,629,802 within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(4)	Includes $949,612 of Securities owned which are held in segregation. These securities have been classified within Restricted Cash and Segregated Securities in the Consolidated Balance Sheet.

The amount of unrealized gains and losses included in income attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in “Principal transactions” revenues in the Consolidated and Combined Statements of Operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products with a higher Level (either Level 1 or 2). The Company generally maintains a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the period for all financial assets and liabilities categorized as Level 3 as of the three and six months ended September 30, 2008. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

	Three months ended September 30, 2008	Six months ended September 30, 2008
Beginning balance	$18,903	$(42,543)
Total realized and unrealized gains and (losses)	(619)	(1,952)
Purchases, sales, issuances and settlements, net	16	66,392
Transfers in and (out) of Level 3	—	(3,597)

Balance as of September 30, 2008	$18,300	$18,300

The balance at September 30, 2008 is comprised of excess memberships in exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in “Principal transactions” on the Consolidated and Combined Statements of Operations. Purchases, sales and settlements represent Level 3 assets and liabilities that were either purchased, sold or settled during the period. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

Note 18: Subsequent Events

On October 23, 2008, the Company entered into a settlement agreement with certain insurance companies in connection with the recovery of $75,000 in settlement and litigation costs paid by the Company to the Receiver ad litem for the Philadelphia Alternative Asset Fund Ltd. in connection with a related legal proceeding. The Company previously recorded an expense of $76,800 in the year ended March 31, 2008. Excluding previously received amounts, the Company expects to recognize $62,000 in insurance proceeds which will be presented in other revenues in the financial statements for the quarter ending December 31, 2008.

On October 28, 2008, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares of $2.68125 and $2.4375 per share, respectively. These dividends have a record date of November 1, 2008 and payment date of November 15, 2008.

Effective October 28, 2008, Kevin R. Davis resigned as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors. Under the terms of his termination agreement, Mr. Davis will receive a payment of $7,500 in April 2009. All of the stock options previously granted have been forfeited and the restricted share units previously granted to him will vest in accordance with the original award agreement. Bernard W. Dan, who joined the Company in June 2008 as Chief Operating Officer – North America, was named as the Company’s Chief Executive Officer in connection with Mr. Davis’ resignation. Mr. Dan was also appointed as a member of the Company’s Board of Directors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our ability to repay the remaining borrowings outstanding under our bridge facility;

•	our liquidity requirements and our ability to obtain access to necessary liquidity;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;

•	expectations regarding the business environment in which we operate and the trends in our industry;

•	our ability to maintain trading volumes and market share.

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	our expectation to benefit from continued industry growth;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing and new geographic regions;

•	our ability to continue to expand our business through acquisitions;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs;

•	our ability to retain our management and other employees;

•	the likelihood of success in, and the impact of, litigation involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region; and

•	changes in our tax rate.

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

We have experienced overall growth in transactions volumes in recent years as the result of increased volatility in many of the markets in which we operate. Consistent with trading activity on major exchanges, our total volume of exchange-traded futures and options decreased 7.4% from 541.5 million contracts in the three months ended September 30, 2007 to 501.4 million contracts in the three months ended September 30, 2008, most notably in August 2008 when volumes were down compared to record volumes in the comparable period last year. The total volume of exchange-traded futures and options transactions we executed and cleared increased 4.3% from 1,001.3 million contracts in the six months ended September 30, 2007 to 1,043.9 million contracts in the six months ended September 30, 2008. The increase in the six months period is due to higher volumes in the prior three months. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

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

Significant Business Developments

Reorganization and Separation

In July 2007, Man Group plc (“Man Group”) separated its brokerage business from its asset management business by transferring to us all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. In the separation, Man Group retained its asset management business. Man Group transferred the brokerage unit to MF Global Holdings Overseas Limited (formerly known as Man Financial Overseas Ltd.) and MF Global Holdings Europe Limited (formerly known as ED&F Man Group Ltd.), two holding companies incorporated in the United Kingdom (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited (formerly known as Man Financial (S) Pte Limited), and MF Global Holdings HK Limited (formerly known as Man Financial Holdings (HK) Ltd.) to us in exchange for 103,726,353 of our common shares (the “Separation”). Following the Reorganization and Separation, Man Group also made a net capital contribution of $516.2 million in cash to us in return for 17,379,493 common shares (the “Recapitalization”).

Initial Public Offering

In July 2007, we completed our initial public offering, or IPO, of 97,379,765 of our common shares, all of which were sold by a subsidiary of Man Group at a price of $30 per share or retained by Man Group through one of its subsidiaries. We did not receive any proceeds from the sale of these common shares. Man Group currently retains approximately 18.5% of our common shares as of September 30, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

In connection with the IPO, we established the 2007 Long-term Incentive Plan (“LTIP”) which provides for the grant of equity compensation awards to eligible employees, consultants, directors and other individuals who provide services to us. In connection with the IPO, we issued restricted share units, share options, and restricted shares under the LTIP. Restricted share units and restricted shares issued in connection with the IPO are defined as non-recurring IPO awards and accounted for as employee compensation related to non-recurring IPO awards on our unaudited Consolidated and Combined Statements of Operations. The stock compensation charge related to these non-recurring IPO awards is considered a non-cash charge as the cost was incurred by Man Group as part of the IPO. See “—Results of Operations” and Note 9 to our unaudited consolidated and combined financial statements for further details.

Issuance of Non-Cumulative Convertible Preference Shares and Convertible Notes

On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”) and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”). See Notes 8 and 16 to our unaudited consolidated and combined financial statements for further details. In August 2008, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $60.0 million aggregate principal amount of such notes.

Issuance of Cumulative Convertible Preference Shares and Backstop Commitment

We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of up to $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, on July 18, 2008, J.C. Flowers purchased $150.0 million in aggregate liquidation preference of a new series of equity securities in the form of cumulative convertible preference shares, Series A (the “Series A Preference Shares”). See Note 16 to our unaudited consolidated and combined financial statements for further details.

Two-Year Term Facility

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”) which has enabled us to prepay loans under our bridge facility that were otherwise due and payable on December 12, 2008. Borrowings under the Two-Year Term Facility expire July 16, 2010. See Note 8 to our unaudited consolidated and combined financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets. Financial markets experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation and, in addition, the global equity markets experienced significant declines, mortgage and corporate credit spreads widened and the U.S. dollar appreciated against the Euro, British pound and Japanese yen. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear, the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher prices do not necessarily lead to increases in trading volumes, changes in

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and cleared decreased 7.4% from 541.5 million contracts in the three months ended September 30, 2007 to 501.4 million contracts in the three months ended September 30, 2008 and increased 4.3% from 1,001.3 million contracts in the six months ended September 30, 2007 to 1,043.9 million contracts in the six months ended September 30, 2008.

All volume statistics presented herein for the three and six months ended September 30, 2008 and 2007 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold as well as the duration of the portfolio of client balances invested. Client balances can be impacted by a variety of exogenous factors, including changes in margin requirements at exchanges, market volatility, declining asset values, such as has been the case recently in the energy markets, as well as changes in the composition of margin. Clients, for example, may elect to deposit securities, rather than cash, as margin, which will result in a reduction in our client balances because the securities deposited as margin are not carried on our balance sheet. As a result of these exogenous factors, client balances fluctuate, often significantly, from day to day and may not be indicative of future business.

Our net interest income is also directly affected by principal transactions, such as fixed income, securities lending and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the volatility of spreads experienced during this quarter. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of the portfolio of client balances invested. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt.

Fair Value of Financial Instruments

We adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell as an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. Securities owned, securities sold, not yet purchased and derivatives are reflected in the Consolidated Balance Sheets on a trade-date basis. Related unrealized gains or losses are recognized in Principal transactions in the Consolidated and Combined Statements of Operations. Based on market convention we mark our financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

Financial instruments and related revenue and expenses are recorded in the financial statements on a trade date basis. Financial instruments include related accrued interest or dividends. Market value generally is based on published market prices or other relevant factors including dealer price quotations.

The fair value of a financial instrument is determined using external market quotations or the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates the aggregate fair value of financial instruments recognized on the Consolidated Balance Sheets (including receivables, payables, and accrued expenses) and approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates, or are subject to frequent repricing. We have a separate Valuation Committee which oversees our valuation policies in

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

line with the provisions of SFAS No. 157. The Valuation Committee is independent of our trading and investing function and reports directly to the Audit Committee. We have formal procedures for the approval of new products and markets as well as for independent price verification.

Credit risk is a component of fair value and represents the loss we would incur if a counterparty or an issuer of securities or other instruments we hold fails to perform under its contractual obligations to us, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, we hold. To reduce our credit exposures in our operating activities, we generally enter into agreements with our counterparties that permit us to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. We monitor and manage our credit exposures daily, as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk. In our adoption of SFAS No. 157, we considered our collateral and margin process as well as the type and duration of our financial instruments, when assessing our credit risk. SFAS No. 157 also requires us to consider our own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The impact of considering our own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on fair value measurements at the date of adoption.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

The amount of unrealized gains and losses included in income attributable to the change in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in “Principal transactions” revenues in the Consolidated and Combined Statements of Operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products with a higher Level (either Level 1 or 2). We generally maintain a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Refer to Note 17, Fair Value Measurements for the analysis prepared as of September 30, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Results of Operations

Basis of Presentation

The unaudited consolidated financial statements for the three months ended September 30, 2008 represent our fifth reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with U.S. GAAP, as described above.

Our unaudited consolidated and combined financial statements include the carve-out accounts of Man Financial, the brokerage business of Man Group, and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the respective businesses. Our unaudited consolidated and combined financial statements may not necessarily reflect the results of operations, financial position and cash flows we would have achieved had we actually existed on a stand-alone basis during the periods presented. Transactions between us and Man Group and entities that remain part of Man Group after the IPO, herein referred to as “related party” or “affiliated” transactions, have not been eliminated in combination, but all significant intercompany balances and transactions between the entities included in our unaudited consolidated and combined financial statements have been eliminated in combination.

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

Management believes that our unaudited consolidated and combined financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated and combined balance sheets, statements of operations, cash flows, changes in shareholders’ equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, during the second quarter of fiscal 2008, we began classifying the total return equity swaps entered into as part of a matched equity hedge in principal transactions rather than in net interest. Additionally, we also began presenting the interest and dividends earned on contracts for differences on a gross rather than net basis within interest income and interest expense. This reclassification did not result in any changes to revenues, net of interest and transaction based expenses, or net income.

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

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Six Months ended September 30, 2008 Compared to the Six Months ended September 30, 2007 (“Year to date results”):

	Six months ended September 30,
(Amounts in millions except share data)	2008	2007	% Change
Revenues
Execution only commissions	$226.0	$246.5	(8.3)
Cleared commissions	744.9	716.5	4.0
Principal transactions	132.4	212.5	(37.7)
Interest income	618.1	2,250.6	(72.5)
Other	26.0	28.8	(9.7)

Total revenues	1,747.3	3,454.9	(49.4)

Interest and transaction-based expenses:
Interest expense	410.5	2,047.6	(80.0)
Execution and clearing fees	453.7	454.2	(0.1)
Sales commissions	135.6	143.2	(5.3)

Total interest and transaction-based expenses	999.8	2,645.0	(62.2)

Revenues, net of interest and transaction-based expenses	747.5	809.9	(7.7)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	425.2	467.4	(9.0)
Employee compensation related to non-recurring IPO awards	35.0	15.0	133.3
Communications and technology	63.9	55.1	16.0
Occupancy and equipment costs	21.5	17.3	24.3
Depreciation and amortization	28.2	25.4	11.0
Professional fees	50.1	32.0	56.6
General and other	46.8	44.8	4.5
PAAF legal settlement	—	69.0	(100.0)
IPO-related costs	10.7	47.2	(77.3)
Refco integration costs	0.5	2.1	(76.2)

Total other expenses	681.9	775.4	(12.1)

Gains on exchange seats and shares	15.1	74.2	(79.6)
Loss on extinguishment of debt	—	18.3	(100.0)
Interest on borrowings	36.0	31.1	15.8

Income before provision for income taxes	44.8	59.4	(24.6)
Provision for income taxes	17.9	73.8	(75.7)
Minority interests in income of combined companies (net of tax)	1.2	2.2	(45.5)
Equity in earnings of uncombined companies (net of tax)	(1.6)	(1.1)	45.5

Net income/(loss)	$24.0	$(17.7)	235.6

Earnings/(Loss) per share:
Basic	$0.14	$(0.16)
Diluted	$0.14	$(0.16)
Weighted average number of common shares outstanding:
Basic	120,279,627	110,284,746
Diluted	120,279,627	110,284,746

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Three Months ended September 30, 2008 Compared to the Three Months ended September 30, 2007 (“Quarterly results”):

	Three months ended September 30,
(Amounts in millions except share data)	2008	2007	% Change
Revenues
Execution only commissions	$107.0	$136.2	(21.4)
Cleared commissions	370.7	357.8	3.6
Principal transactions	69.2	112.6	(38.5)
Interest income	272.3	1,258.4	(78.4)
Other	14.3	19.3	(25.9)

Total revenues	833.5	1,884.3	(55.8)

Interest and transaction-based expenses:
Interest expense	171.7	1,144.6	(85.0)
Execution and clearing fees	221.0	232.8	(5.1)
Sales commissions	67.9	71.4	(4.9)

Total interest and transaction-based expenses	460.6	1,448.8	(68.2)

Revenues, net of interest and transaction-based expenses	372.9	435.5	(14.4)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	214.6	252.0	(14.8)
Employee compensation related to non-recurring IPO awards	17.2	15.0	14.7
Communications and technology	31.5	28.4	10.9
Occupancy and equipment costs	11.2	8.7	28.7
Depreciation and amortization	14.0	13.1	6.9
Professional fees	19.0	17.5	8.6
General and other	31.6	26.8	17.9
PAAF legal settlement	—	69.0	(100.0)
IPO-related costs	5.3	26.5	(80.0)
Refco integration costs	0.3	0.7	(57.1)

Total other expenses	344.6	457.8	(24.7)

Gains on exchange seats and shares	15.8	10.9	45.0
Loss on extinguishment of debt	—	18.3	(100.0)
Interest on borrowings	21.7	22.4	(3.1)

Income/(Loss) before provision for income taxes	22.3	(52.1)	142.8
Provision for income taxes	11.2	36.9	(69.6)
Minority interests in income of combined companies (net of tax)	0.7	1.3	(46.2)
Equity in earnings of uncombined companies (net of tax)	(0.8)	(0.3)	166.7

Net income/(loss)	$9.7	$(90.6)	110.7

Earnings/(Loss) per share:
Basic	$0.03	$(0.78)
Diluted	$0.03	$(0.78)
Weighted average number of common shares outstanding:
Basic	120,503,557	116,732,733
Diluted	120,503,557	116,732,733

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overview Year to Date Results

Revenues, net of interest and transaction-based expenses, decreased 7.7% from $809.9 million for the six months ended September 30, 2007 to $747.5 million for the six months ended September 30, 2008. Our total volumes of executed and cleared exchange-traded futures and option transactions increased 4.3% during the period from 1,001.3 million contracts for the six months ended September 30, 2007 to 1,043.9 million contracts for the six months ended September 30, 2008. The increase of 42.6 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across many of our primary products, markets and regions and was attributable to the organic growth of our business, combined with the integration and financial contribution of small acquisitions in the United States and Asia Pacific region. This transaction based increase was offset by decreases in execution-only commissions and principal transactions revenues due to reduced activity in interest rate products, equities, fund clearing and private clients, in addition to lower net interest generated from client funds due to declining interest rates and the narrowing of short-term credit spreads coupled with the reduced duration in the investment of client funds. Additionally, principal transactions and net interest generated from principal transactions and related financings decreased by $27.3 million due to reduced equity swaps transactions following contraction of the structured products market, reduced matched principal brokerage due to declining values of exchange-trade equity stocks, and reduced fixed income equities and contracts for differences (“CFD”) activity as the balance sheet has been reduced.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $93.5 million, or 12.1%, to $681.9 million for the six months ended September 30, 2008 from $775.4 million for the six months ended September 30, 2007. The decrease was primarily due to a reduction of $42.2 million in employee compensation and benefits (excluding nonrecurring IPO awards) reflecting lower net revenues, $69.0 million of expense related to the fiscal 2008 PAAF litigation settlement and $38.1 million related to lower IPO related and Refco integration costs. These reductions were offset by increases of $20.0 million of stock-based compensation expense on our equity awards issued in connection with the IPO, $6.7 million in professional fees incurred in connection with a broker-related loss, and $11.4 million incremental professional fees comprised of audit fees, legal fees, and other consulting fees incurred as a stand-alone public company with enhanced reporting and regulatory requirements. The decrease in expenses was also offset by $17.7 million in increased expenses relating to communications and technology, occupancy and equipment and depreciation and amortization, all generated by the growth in our business and our infrastructure.

Income before provision for income taxes decreased $14.6 million, or 24.6%, to $44.8 million for the six months ended September 30, 2008 from $59.4 million for the six months ended September 30, 2007. This decrease was mainly due to the decreased net revenues, a decrease of $59.1 million from gains previously earned on exchange seats and shares which were sold in connection with the IPO last year and increased interest expense of $4.9 million from borrowings related to having our long-term debt structure in place in fiscal 2009, offset by the decreased expenses noted above.

Net income increased $41.7 million to $24.0 million for the six months ended September 30, 2008 from $17.7 million loss for the six months ended September 30, 2007. Net income is impacted by the recurring and non-recurring items discussed above as well as a decrease in tax rates and the non-recurring $59.5 million one time tax charge triggered by the IPO on an internal reorganization conducted by Man Group during a period prior to the Separation.

Overview Quarterly Results

Revenues, net of interest and transaction-based expenses, decreased 14.4% from $435.5 million for the three months ended September 30, 2007 to $372.9 million for the three months ended September 30, 2008. Our total volumes of executed and cleared exchange-traded futures and option transactions decreased 7.4% during the period from 541.5 million contracts for the three months ended September 30, 2007 to 501.4 million contracts for the three months ended September 30, 2008 resulting in slightly decreased execution and clearing revenues, net of execution fees. The decrease of 40.1 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across many of our primary products, markets and regions, most notably our professional trade volumes, and is also reflective of the significant volumes experienced last year during this quarter. During the three months ended September 30, 2008, there was also a decrease in other revenues of $5.0 million.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $113.2 million, or 24.7%, to $344.6 million for the three months ended September 30, 2008 from $457.8 million for the three months ended September 30, 2007. The decrease was primarily due to a reduction of $37.4 million in employee compensation and benefits (excluding non-recurring IPO awards) reflecting lower net revenues, $69.0 million of expense related to the fiscal 2008 PAAF litigation settlement incurred last year and $21.6 million related to lower IPO related and Refco integration costs. These decreases were offset by increases

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

of $2.2 million of stock-based compensation expense on our equity awards issued in connection with the IPO, $0.7 million in professional fees incurred in connection with the broker-related loss, and $0.8 million incremental professional fees due to increased audit fees, legal fees, and other consulting fees incurred as a stand-alone public company with enhanced reporting and regulatory requirements. The decrease in expenses was also offset by $11.1 million in increased expenses relating to communications and technology, occupancy and equipment and depreciation and amortization, all generated by the growth in our business and our infrastructure.

Income before provision for income taxes increased $74.4 million, or 142.8%, to $22.3 million for the three months ended September 30, 2008 from $52.1 million loss for the three months ended September 30, 2007. This increase was mainly due to the decreased expenses noted above, a decrease of $18.3 million from loss on extinguishment of debt last year and an increase of $4.9 million from gains on exchange seats and shares, offset by lower net revenues.

Net income increased $100.3 million to $9.7 million for the three months ended September 30, 2008 from $90.6 million loss for the three months ended September 30, 2007. Net income is impacted by the recurring and non-recurring items discussed above as well as a decrease in tax rates and the non-recurring $59.5 million one time tax charge triggered by the IPO on a prior period internal reorganization conducted by Man Group prior to the Separation.

Revenues

Execution-only Commissions

Year to Date Results

Execution-only commissions decreased $20.5 million, or 8.3%, to $226.0 million for the six months ended September 30, 2008 from $246.5 million for the six months ended September 30, 2007, although our volume of execution-only exchange-traded futures and options transactions increased 5.6% from 282.8 million contracts for the six months ended September 30, 2007 to 298.6 million contracts for the six months ended September 30, 2008. The increase in our transaction volumes was primarily driven by our continued global leadership on most of the major derivatives exchanges as well as an increase in overall market volatility. The decrease in execution-only commissions was attributed to decreases in trading in interest rate products, equity options, commodities and private clients. There has been increased self-execution of trades by clients on NYMEX as they shifted from floor based to screen based executions, declining stock market values in India upon which execution-only commissions are calculated and rate decreases due to larger institutional customers affected by market turmoil all of which led to a decrease in our execution-only commissions for the six months ended September 30, 2008.

Quarterly Results

Execution-only commissions decreased $29.2 million, or 21.4%, to $107.0 million for the three months ended September 30, 2008 from $136.2 million for the three months ended September 30, 2007. This decrease was primarily due to a 7.1% decrease in our volume of execution-only exchange-traded futures and options transactions from 153.7 million contracts for the three months ended September 30, 2007 to 142.8 million contracts for the three months ended September 30, 2008. The decrease in our transaction volumes and revenues was primarily driven by declines in interest rate products, equity options, commodities and private clients. There has been increased self-execution of trades by clients on NYMEX as they shifted from floor based to screen based executions, declining stock market values in India upon which commissions are calculated and commission rate decreases due to larger institutional customers affected by market turmoil. We also saw reduced volumes due to middle market and smaller clients, which tend to be more profitable, backing away from the unprecedented volatility.

Cleared Commissions

Year to Date Results

Cleared commissions increased $28.4 million, or 4.0%, to $744.9 million for the six months ended September 30, 2008 from $716.5 million for the six months ended September 30, 2007. This increase was primarily due to a corresponding increase of 3.8% in our volume of cleared exchange-traded futures and options transactions from 718.4 million contracts for the six months ended September 30, 2007 to 745.4 million contracts for the six months ended September 30, 2008. We experienced an increase in execution and clearing volumes across almost all products, markets and regions. Professional trader volumes and clearing yields remained constant year-over-year.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Cleared commissions increased $12.9 million, or 3.6%, to $370.7 million for the three months ended September 30, 2008 from $357.8 million for the three months ended September 30, 2007. Our volume of cleared exchange-traded futures and options transactions decreased 7.5% from 387.8 million contracts for the three months ended September 30, 2007 to 358.7 million contracts for the three months ended September 30, 2008. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions, however we experienced a higher proportion of such decreases among professional traders. Decreases in professional trader volumes reduce commissions less than proportionately, as these traders yield higher volumes but lower margins. These fluctuations may continue as the mix of customers, products and geography changes.

Principal Transactions

Year to Date Results

Principal transactions decreased $80.1 million, or 37.7%, to $132.4 million for the six months ended September 30, 2008 from $212.5 million for the six months ended September 30, 2007. This decrease is due in large part to the fact that principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income was $61.4 million for the six months ended September 30, 2008 as compared to $8.5 million for the six months ended September 30, 2007. When factoring in this net interest income, principal transactions revenues decreased $27.3 million, or 12.3%, to $193.8 million for the six months ended September 30, 2008 from $221.1 million for the six months ended September 30, 2007. The decrease in principal transactions was attributed to reduced equity swaps transactions following a contraction of the structured products market, reduced matched principal brokerage due to declining values of exchange-trade equity stocks, and reduced fixed income equities and CFD activity as the balance sheet has been reduced over the past six months. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Quarterly Results

Principal transactions decreased $43.4 million, or 38.5%, to $69.2 million for the three months ended September 30, 2008 from $112.6 million for the three months ended September 30, 2007. This decrease is due in large part to the fact that principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income was $24.9 million for the three months ended September 30, 2008 as compared to $8.2 million for the three months ended September 30, 2007. When factoring in this net interest income, principal transactions revenues decreased $26.7 million, or 22.1%, to $94.1 million for the three months ended September 30, 2008 from $120.8 million for the three months ended September 30, 2007. The decrease in principal transactions was attributed to reduced equity swaps transactions following a contraction of the structured products market, reduced matched principal brokerage due to declining values of exchange-trade equity stocks, and reduced fixed income equities and CFD activity as the balance sheet has been reduced. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, increased $4.6 million, or 2.3%, to $207.6 million for the six months ended September 30, 2008 from $203.0 million for the six months ended September 30, 2007. This increase was primarily due to an increase in net interest generated from principal transactions, related financing transactions and the impact of equity swaps in the prior year offset by declining interest rates. The average federal funds rate in the United States decreased from 5.17% during the six months ended September 30, 2007 to 1.5% during the six months ended September 30, 2008. Net interest from client funds and excess cash decreased 24.8% from $194.4 million for the six months ended September 30, 2007 to $146.1 million for the six months ended September 30, 2008 due to reduced rates earned on excess cash during the six months ended September 30, 2008 and narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances to effectively overnight maturity to ensure we could meet client needs. Average client funds decreased to $15,500 million during the six months ended September 30, 2008 as compared to $18,100 million for the six months ended September 30, 2007. This decrease was mainly due to clients withdrawing excess cash, consistent with the trend in the market to increase liquidity during these volatile times. The adverse impact on interest income, net, is also due in part to the change in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities, which include the financing of certain principal transactions revenues. The average contract value of resale and stock borrowed transactions decreased $14,900 million, or 47.9%, to $16,200 million during the six months ended September 30, 2008 from $31,100 million for the six months ended September

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

30, 2007 and a decrease in average book value of repurchase and stock loan transactions of $17,600 million, or 48.4%, to $18,800 million during the six months ended September 30, 2008 from $36,400 million as of September 30, 2007. See “— Supplementary Data” for further information on the components of net interest income.

Quarterly Results

Interest income, net, decreased $13.2 million, or 11.6%, to $100.5 million for the three months ended September 30, 2008 from $113.7 million for the three months ended September 30, 2007. This decrease was primarily due to declining interest rates, but was offset by an increase in net interest generated from principal transactions, related financing transactions and the impact of equity swaps in the prior quarter. The average federal funds rate in the United States decreased from 5.09% during the three months ended September 30, 2007 to 1.5% during the three months ended September 30, 2008. Net interest from client funds and excess cash decreased 28.3% from $105.5 million for the three months ended September 30, 2007 to $75.6 million for the three months ended September 30, 2008 due to reduced rates experienced in the quarter and narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances to effectively overnight maturity to ensure we could meet client needs. Quarterly average client funds decreased to $15,500 million during the three months ended September 30, 2008 as compared to $16,100 million for the three months ended June 30, 2008. The adverse impact on interest income, net, is also due in part to the change in the contract value of our client activity in our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities, which include the financing of certain principal transactions revenues. The quarterly average contract value of resale and stock borrowed transactions decreased $400 million, or 2.4%, to $16,200 million during the three months ended September 30, 2008 from $16,600 million for the three months ended June 30, 2008 and a decrease in average book value of repurchase and stock loan transactions of $1,000 million, or 5.1%, to $18,800 million during the three months ended September 30, 2008 from $19,800 million as of June 30, 2008. However, our fixed income activities benefited from wider spreads as the disconnect in the markets provided opportunities for our independent broker model. See “—Supplementary Data” for further information on the components of net interest income.

Other Revenues

Year to Date Results

Other revenues decreased $2.8 million, or 9.7%, to $26.0 million for the six months ended September 30, 2008 compared to $28.8 million for the six months ended September 30, 2007. This decrease is due, in part, to the fact that the six months ended September 30, 2007, included a one time insurance reimbursement for PAAF litigation costs of $6.5 million. In addition, the six months ended September 30, 2008 included recharges to clients for local taxes in certain European markets and numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services which increased during the six months ended September 30, 2008, thereby attributing to the decrease in other revenues. These fees included fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Quarterly Results

Other revenues decreased $5.0 million, or 25.9%, to $14.3 million for the three months ended September 30, 2008 compared to $19.3 million for the three months ended September 30, 2007. This decrease is due, in part, to the fact the three months ended September 30, 2007, included a one time insurance reimbursement for PAAF litigation costs of $6.5 million. The three months ended September 30, 2008 includes recharges to clients for local taxes in certain European markets and numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services which increased during the three months ended September 30, 2008. These fees include fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees decreased $0.5 million, or 0.1%, to $453.7 million for the six months ended September 30, 2008 from $454.2 million for the six months ended September 30, 2007. Although there was a 4.3% increase in our volume of executed and cleared exchange-traded futures and options transactions from 1,001.3 million contracts for the six months ended September 30, 2007 to 1,043.9 million contracts for the six months ended September 30, 2008, execution and clearing fees remained relatively flat as

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

higher margin interest rate products commissions increased as well as commissions earned from the over-the-counter commodities. Our execution and clearing fees are not fixed, but are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, of 0.9% and 0.4% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2007 and 2008, respectively.

Quarterly Results

Execution and clearing fees decreased $11.8 million, or 5.1%, to $221.0 million for the three months ended September 30, 2008 from $232.8 million for the three months ended September 30, 2007. This decrease was primarily due to a 7.4% decrease in our volume of executed and cleared exchange-traded futures and options transactions from 541.5 million contracts for the three months ended September 30, 2007 to 501.4 million contracts for the three months ended September 30, 2008. Over this quarter, we experienced decreased transaction volumes in most of our principal markets, products and geographic regions, which attributed, in turn, to our decrease in execution and clearing fees. Our execution and clearing fees are not fixed, but are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, of 0.9% of revenues, net of interest and transaction based expenses, for both the three months ended September 30, 2007 and 2008.

Sales Commissions

Year to Date Results

Sales commissions decreased $7.6 million, or 5.3%, to $135.6 million for the six months ended September 30, 2008 from $143.2 million for the six months ended September 30, 2007. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all increased volumes do not impact sales commissions.

Quarterly Results

Sales commissions decreased $3.5 million, or 4.9%, to $67.9 million for the three months ended September 30, 2008 from $71.4 million for the three months ended September 30, 2007. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all increased volumes do not impact sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

Year to Date Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards decreased $42.2 million, or 9.0%, to $425.2 million for the six months ended September 30, 2008 from $467.4 million for the six months ended September 30, 2007. This decrease was primarily due to decreases in variable compensation paid to employees based on sales volumes and profit contributions, offset in part by incremental payroll expenses due to increased headcount as well as termination expenses of $16.5 million. In addition, $14.6 million of the decrease related to the non-recurring accelerated vesting charge of predecessor Man Group stock-based compensation awards recognized during the six months ended September 30, 2007. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 38.1% for the six months ended September 30, 2008 as compared to 39.3% for the six months ended September 30, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 56.9% for the six months ended September 30, 2008 from 57.7% for the six months ended September 30, 2007. Excluding termination costs, the ratio of fixed front and back office compensation as a percentage of total employee compensation and benefits was 54.7% in the six months ended September 30, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards decreased $37.4 million, or 14.8%, to $214.6 million for the three months ended September 30, 2008 from $252.0 million for the three months ended September 30, 2007. This decrease was primarily due to decreases in variable compensation paid to employees based on sales volumes and profit contributions, offset in part by incremental payroll expenses due to increased headcount as well as termination expenses of $11.0 million. In addition, $14.6 million of the decrease related to the non-recurring accelerated vesting charge of predecessor Man Group stock-based compensation awards recognized during the three months ended September 30, 2007. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 37.3% for the three months ended September 30, 2008 as compared to 37.7% for the three months ended September 30, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 57.5% for the three months ended September 30, 2008 from 57.9% for the three months ended September 30, 2007. Excluding termination costs, the ratio of fixed front and back office compensation as a percentage of total employee compensation and benefits was 54.6% in the three months ended September 30, 2008.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

Year to Date Results

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards increased $20.0 million, or 133.3%, to $35.0 million for the six months ended September 30, 2008 from $15.0 million for the six months ended September 30, 2007. This increase was primarily due to timing, as the prior period included only three months of expenses following the IPO. These expenses are considered non-recurring and directly attributable to the IPO. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards increased $2.2 million, or 14.7%, to $17.2 million for the three months ended September 30, 2008 from $15.0 million for the three months ended September 30, 2007. This increase is attributable to the increase in nonvested restricted share and restricted share unit awards at September 30, 2008 as compared to the same period of the prior year. These expenses are considered non-recurring and directly attributable to the IPO. See “—Non-GAAP Financial Measures” for further details.

Communications and Technology

Year to Date Results

Communications and technology expenses increased $8.8 million, or 16.0%, to $63.9 million for the six months ended September 30, 2008 from $55.1 million for the six months ended September 30, 2007. This increase was primarily due to increases in software licensing costs as well as, market data research and communications expenses, reflecting increased business activity and clients during the current period. Increases in transaction volumes have generally resulted in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.5% for the six months ended September 30, 2008 from 6.8% for the six months ended September 30, 2007.

Quarterly Results

Communications and technology expenses increased $3.1 million, or 10.9%, to $31.5 million for the three months ended September 30, 2008 from $28.4 million for the three months ended September 30, 2007. This increase was primarily due to increases in software licensing costs as well as, market data research and communications expenses, reflecting increased business activity and clients during the current period. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.4% for the three months ended September 30, 2008 from 6.5% for the three months ended September 30, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs increased $4.2 million, or 24.3%, to $21.5 million for the six months ended September 30, 2008 from $17.3 million for the six months ended September 30, 2007, primarily due to increased rent in Europe which was incurred as a result of the relocation to new leased premises and higher rent expense in the U.S. related to the renewal of and additional leased office space in New York. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 2.9% for the six months ended September 30, 2008 from 2.1% for the six months ended September 30, 2007.

Quarterly Results

Occupancy and equipment costs increased $2.5 million, or 28.7%, to $11.2 million for the three months ended September 30, 2008 from $8.7 million for the three months ended September 30, 2007, primarily due to increased rent in Europe which was incurred as a result of relocation to new leased premises and higher rent expense in the U.S. related to the renewal of and additional leased office space in New York. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.0% for the three months ended September 30, 2008 from 2.0% for the three months ended September 30, 2007.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization increased $2.8 million, or 11.0%, to $28.2 million for the six months ended September 30, 2008 from $25.4 million for the six months ended September 30, 2007. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. In addition, there was an increase in depreciation of leasehold improvements as a result of the acquisition of an additional floor in our New York office and deprecation on a new treasury computer system. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the six months ended September 30, 2008 from 3.1% for the six months ended September 30, 2007.

Quarterly Results

Depreciation and amortization increased $0.9 million, or 6.9%, to $14.0 million for the three months ended September 30, 2008 from $13.1 million for the three months ended September 30, 2007. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. In addition, there was an increase in depreciation of leasehold improvements as a result of the acquisition of an additional floor in our New York office and depreciation on a new treasury computer system. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the three months ended September 30, 2008 from 3.0% for the three months ended September 30, 2007.

Professional Fees

Year to Date Results

Professional fees increased $18.1 million, or 56.6%, to $50.1 million for the six months ended September 30, 2008 from $32.0 million for the six months ended September 30, 2007. This increase was primarily due to $11.4 million in increased professional fees related to enhanced accounting, legal and regulatory requirements as a public company. In addition, we incurred legal and consulting fees of $6.7 million associated with the broker-related loss incurred in the prior year. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 6.7% for the six months ended September 30, 2008 from 4.0% for the six months ended September 30, 2007. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

Professional fees increased $1.5 million, or 8.6%, to $19.0 million for the three months ended September 30, 2008 from $17.5 million for the three months ended September 30, 2007. This increase was primarily due to $0.8 million in increased professional fees related to enhanced accounting, legal and regulatory requirements as a public company. In addition, we incurred legal and consulting fees of $0.7 million associated with the broker-related loss incurred in the prior year. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.1% for the three months ended September 30, 2008 from 4.0% for the three months ended September 30, 2007. See “—Non-GAAP Financial Measures” for further details.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

General and Other

Year to Date Results

General and other expenses increased $2.0 million, or 4.5%, to $46.8 million for the six months ended September 30, 2008 from $44.8 million for the six months ended September 30, 2007. This increase was due primarily to increased bad debt expense of $8.2 million, mainly from the bankruptcy of Lehman Brothers and resulting provision on all receivables with them, advertising and promotion costs of $2.3 million, insurance premiums of $2.0 million and travel and entertainment expenses of $1.5 million. These increases were offset by a decrease of $7.3 million related to legal settlements and an increase in foreign currency gains of $3.4 million. The remaining increase is offset by decreases in general operating expenses. Bad debt expense increased to 1.1% from 0.3% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2008. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 6.3% for the six months ended September 30, 2008 from 5.5% for the six months ended September 30, 2007. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

General and other expenses increased $4.8 million, or 17.9%, to $31.6 million for the three months ended September 30, 2008 from $26.8 million for the three months ended September 30, 2007. This increase was primarily due to increased bad debt expense of $6.9 million, mainly from the bankruptcy of Lehman Brothers, resulting provision on all receivables with them and their subsequent inability to make debt repayments to us, causing bad debt expense to increase from 0.3% to 2.3% of revenues, net of interest and transaction based expenses, for the three months ended September 30, 2008. In addition, there were increased advertising and promotion costs of $1.4 million, insurance premiums of $1.0 million and travel and entertainment expenses of $0.7 million. These increases were offset by a decrease in legal settlements of $2.8 million, general operating expenses of $0.5 million and an increase in foreign currency gains of $0.3 million. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.5% for the three months ended September 30, 2008 from 6.2% for the three months ended September 30, 2007. See “—Non-GAAP Financial Measures” for further details.

IPO-related Costs

Year to Date Results

We incurred costs of $10.7 million and $47.2 million, or approximately 1.4% and 5.8% of our revenues, net of interest and transaction-based expenses, for the six months ended September 30, 2008 and 2007, respectively, in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, are primarily related to Sarbanes-Oxley compliance, and we expect they will continue to decline in future periods. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

We incurred costs of $5.3 million and $26.5 million, or approximately 1.4% and 6.0% of our revenues, net of interest and transaction-based expenses, for the three months ended September 30, 2008 and 2007, respectively, in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, are primarily related to Sarbanes-Oxley compliance, and we expect they will continue to decline in future periods. See “—Non-GAAP Financial Measures” for further details.

Refco Integration Costs

Year to Date Results

Refco integration costs decreased by $1.6 million to $0.5 million for the six months ended September 30, 2008 from $2.1 million for the six months ended September 30, 2007. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.1% for the six months ended September 30, 2008 from 0.3% for the six months ended September 30, 2007. These costs are not considered part of normal operations and will continue to decline in future periods. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

Refco integration costs decreased by $0.4 million to $0.3 million for the three months ended September 30, 2008 from $0.7 million for the three months ended September 30, 2007. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.1% for the three months ended September 30, 2008 from 0.2% for the three months ended September 30, 2007. These costs are not considered part of normal operations and will continue to decline in future periods. See “—Non-GAAP Financial Measures” for further details.

Loss on extinguishment of debt

Year to Date and Quarterly Results

As of March 31 and June 30, 2007, our outstanding borrowings included private placement notes to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, in connection with the IPO, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million, which has been disclosed separately within our unaudited Consolidated and Combined Statements of Operations for the three and six months ended September 30, 2007. See “—Non-GAAP Financial Measures” for further details.

Gains on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares decreased $59.1 million to $15.1 million for the six months ended September 30, 2008 from $74.2 million for the six months ended September 30, 2007. During the six months ended September 30, 2007, substantially all of our excess exchange seats and shares were significantly reduced either through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposal to third parties. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods. During the six months ended September 30, 2008 we realized gains on the sale of NYMEX shares and dividends received following the CME/NYMEX merger. The amount of unrealized gain recorded for the six months ended September 30, 2008 is based on the fair market value movements of the remaining excess seats and shares. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

Gains on exchange seats and shares increased $4.9 million to $15.8 million for the three months ended September 30, 2008 from $10.9 million for the three months ended September 30, 2007. This increase is primarily due to gains realized on the sale of NYMEX shares and dividends received following the CME/NYMEX merger. The amount of unrealized gain recorded for the three months ended September 30, 2008 is based on the fair market value movements of the remaining excess seats and shares. See “—Non-GAAP Financial Measures” for further details.

Interest on Borrowings

Year to Date Results

Interest on borrowings increased $4.9 million, or 15.8%, to $36.0 million for the six months ended September 30, 2008 from $31.1 million for the six months ended September 30, 2007. This increase was primarily due to the transition to our new capital structure, including repaying all but $100.0 million of our $1,400 million bridge facility, drawing down further on our $1,500 million liquidity facility, issuing $210.0 million of Convertible Notes and borrowing $240.0 million under our Two-Year Term Facility. The Convertible Notes and Two-Year Term Facility have higher rates than the debt that was repaid with its proceeds. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.8% for the six months ended September 30, 2008 from 3.8% for the six months ended September 30, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Interest on borrowings decreased $0.7 million, or 3.1%, to $21.7 million for the three months ended September 30, 2008 from $22.4 million for the three months ended September 30, 2007. This decrease was primarily due to lower levels of debt and a decrease in interest rates. During the period we refinanced our existing $1,400 million bridge facility by drawing upon our liquidity facility, issuing Convertible Notes and borrowing under the Two-Year Term Facility. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.8% for the three months ended September 30, 2008 from 5.1% for the three months ended September 30, 2007.

Provision for Income Taxes

Year to Date Results

Income taxes decreased $55.9 million to $17.9 million for the six months ended September 30, 2008 from $73.8 million for the six months ended September 30, 2007. Our effective tax rate was 40.0% for the six months ended September 30, 2008, down from 124.2% for the six months ended September 30, 2007. The decrease in the effective tax rate primarily relates to (i) a non-recurring $59.5 million one time tax charge triggered by the IPO on an internal reorganization conducted by Man Group during a period prior to the Separation as well as (ii) the reduction in the effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in lower-tax jurisdictions due in part to the corporate and operational structure put in place in connection with our Separation. Our effective tax rate on ongoing operations (excluding discrete items) was 30.8% for the six months ended September 30, 2008 as compared to 35% for the six months ended September 30, 2007.

Quarterly Results

Income taxes decreased $25.7 million to $11.2 million for the three months ended September 30, 2008 from $36.9 million for the three months ended September 30, 2007. Our effective tax rate was 50.2% for the three months ended September 30, 2008, as compared to (70.8%) for the three months ended September 30, 2007. The change in the effective tax rate primarily relates to (i) a nonrecurring $59.5 million one time tax charge triggered by the IPO on an internal reorganization conducted by Man Group prior to the Separation as well as (ii) the reduction in the effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in lower-tax jurisdictions due in part to the corporate and operational structure put in place in connection with our separation from Man Group. Our effective tax rate on ongoing operations was 30.8% for the three months ended September 30, 2008 as compared to 35% for the three months ended September 30, 2007.

Supplementary Data

The table below calculates adjusted principal transactions revenue, including the net interest generated from transactions related to principal transactions:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008
Principal transactions	$100.0	$112.6	$45.6	$23.8	$63.2	$69.2
Release of deferred loss on cash flow hedges	—	—	—	51.4	—	—

Adjusted Principal transactions	$100.0	$112.6	$45.6	$75.2	$63.2	$69.2
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5	24.9

Total Adjusted Principal Transactions Revenue	$100.3	$120.8	$96.7	$110.3	$99.7	$94.1

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008
Net Interest generated from client funds and excess cash	$88.9	$105.5	$122.7	$91.9	$70.5	$75.6
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5	24.9

Total Net Interest Income	$89.2	$113.7	$173.8	$127.0	$107.0	$100.5

Non-GAAP Financial Measures

In addition to our unaudited consolidated and combined financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with U.S. GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted income before taxes”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common shares (4) non-GAAP adjusted employee compensation and benefits (excluding non-recurring IPO awards), and (5) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude the following items from our unaudited consolidated and combined Statements of Operations, each of which are discussed in greater detail below:

•	Refco integration costs

•	Gains and losses on exchange seats and shares

•	IPO-related costs

•	Litigation settlement expense

•	Loss on extinguishment of debt

•	Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

•	Stock compensation expense on IPO awards

•	Broker-related loss and associated costs

We do not believe that any of these items are representative of our future operating performance. Other than exchange membership gains and losses, these items reflect costs that were incurred for specific reasons outside of normal operations or have resulted from infrequent and unusual circumstances. In addition, all of the expenses referred to above and incurred prior to the IPO, were reimbursed to us by Man Group as part of the Recapitalization.

In addition, we may consider whether other significant non-operating or unusual items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

Refco Integration Costs

On November 25, 2005, we acquired certain assets from Refco. We incurred integration costs as a direct result of the acquisition, related primarily to retention and severance of Refco personnel, of $0.5 million and $2.1 million for the six months ended September 30, 2008 and 2007, respectively, and $0.3 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual and related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance, or that we will incur similar costs or a similar loss in connection with our future acquisitions. We therefore have excluded the Refco integration costs from our adjusted net income and our adjusted income before taxes.

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

IPO-related Costs

We have also excluded costs related to the Reorganization, Separation and Recapitalization transactions, which we refer to as IPO-related costs. IPO-related costs consist of legal, accounting, consulting and other professional fees incurred in connection with the Reorganization, Separation and Recapitalization transactions as well as costs related to Sarbanes-Oxley compliance. We incurred these costs solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Litigation settlement expense

We have also excluded settlement costs related to the PAAF litigation in the six months ended September 30, 2007. We believe that the settlement costs, which related solely to this specific proceeding, were infrequent and unusual, resulted from unusual facts or circumstances and were not representative of our historical performance or indicative of our future performance, as they may or may not recur with similar materiality or impact in future periods. We have not incurred settlement costs of similar individual significance within the prior two years.

Loss on extinguishment of debt

Prior to the IPO, we held outstanding borrowings that included private placement notes owed to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity from the proceeds of the borrowings under the bridge facility. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt. This loss was infrequent and unusual, resulting directly from the early extinguishment of debt undertaken pursuant to our Separation from Man Group and is not representative of our historical performance or indicative of our future performance. We have not incurred a similar loss in previous years.

Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

We incurred additional expense during the six months ended September 2007 related to the accelerated vesting of predecessor Man Group awards pursuant to the plan terms. Prior to the Separation, certain MF Global employees participated in Man Group’s stock-based compensation plans. In connection with the IPO, the employees’ participation in the plans terminated and the employees were treated as ‘good leavers’ resulting in an additional charge related to the vesting of these awards. This additional expense was infrequent and unusual, resulting directly from our Separation from Man Group, and is not representative of our historical performance or indicative of our future performance.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Stock Compensation Expense on IPO Awards

We incurred stock based compensation expense during the six months ended September 30, 2008 and 2007 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Broker-related Loss and Associated Costs

We incurred additional expenses during the six months ended September 30, 2008 in connection with a broker-related loss. These expenses included legal fees and fees related to a review undertaken by two independent consulting firms. These costs arise from and relate solely to unauthorized trading in fiscal 2008 by a broker operating out of our branch office in Memphis, Tennessee. The related costs are infrequent and unusual and result from highly unusual facts and circumstances and are not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such related costs with similar materiality to recur or impact future periods.

Our use of non-GAAP Financial Measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) the Refco integration costs, IPO-related costs, loss on extinguishment of debt, stock compensation charges due to the accelerated vesting of predecessor Man Group awards, stock compensation expense on IPO awards and broker related loss and associated costs described above do not reflect our historical operating performance and (2) gains and losses on exchange seats and shares and costs incurred in connection with legal settlements fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

When viewed with our GAAP results and the accompanying reconciliation, we believe adjusted net income, adjusted income before taxes and adjusted net income per adjusted diluted common share provide a more complete understanding of the factors affecting our business than GAAP measures alone. We believe these financial measures enable us to make a more focused evaluation of our operating performance and management decisions made during a reporting period, because they exclude the effects of certain items that we believe have less significance in the day-to-day performance of our business. Our internal budgets are based on these financial measures, and we communicate them to our board of directors. In addition, these measures are among the criteria used in determining performance-based compensation. We understand that analysts and investors often rely on non-GAAP financial measures, including per-share measures, to assess core operating performance, and thus may consider adjusted net income, adjusted income before taxes and adjusted net income per adjusted diluted common share important in analyzing our performance going forward. These measures may be helpful in more clearly highlighting trends in our business that may not otherwise be apparent from GAAP financial measures alone.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

GAAP Reconciliation

The table below reconciles net income to adjusted net income (applying an assumed tax rate of 35% to the adjustments prior to July 1, 2007), and income before taxes to adjusted income before taxes, for the periods presented:

	Three months ended September 30,		Six months ended September 30,
(in millions except per share data)	2008	2007	2008	2007
Income before taxes (unadjusted)	$22.3	$(52.1)	$44.8	$59.4
Add: Refco integration costs	0.3	0.7	0.5	2.1
Less: Exchange membership gains	(15.8)	(10.9)	(15.1)	(74.2)
Add: IPO-related costs	5.3	26.5	10.7	47.2
Add: Litigation settlement expense	—	69.0	—	69.0
Add: Loss on extinguishment of debt	—	18.3	—	18.3
Add: Stock compensation charge on vesting of predecessor awards	—	14.6	—	14.6
Add: Stock compensation charge on IPO awards	17.2	15.0	35.0	15.0
Add: Broker-related loss and associated costs, net of bonus reduction	0.7	—	6.7	—

Adjusted income before taxes	$30.0	$81.1	$82.6	$151.3

Net income (unadjusted)	$9.7	$(90.6)	$24.0	$(17.7)
Add: Refco integration costs	0.1	0.5	0.3	1.3
Less: Exchange membership gains	(9.3)	(6.4)	(8.8)	(47.5)
Add: IPO-related costs	5.3	20.8	10.7	34.2
Add: Tax from Reorganization and Separation	—	59.5	—	59.5
Add: Litigation settlement expense	—	40.1	—	40.1
Add: Loss on extinguishment of debt	—	10.6	—	10.6
Add: Stock compensation charge on vesting of predecessor awards	—	9.4	—	9.5
Add: Stock compensation charge on IPO awards	13.2	9.8	26.2	9.8
Add: Broker-related loss and associated costs, net of bonus reduction	0.4	—	4.0	—

Adjusted net income	$19.4	$53.7	$56.4	$99.8

Adjusted net income per basic share (1)	$0.11	$0.46	$0.41	$0.90
Adjusted net income per diluted share (1)	$0.11	$0.46	$0.41	$0.90
Adjusted net income per adjusted diluted share (2)	$0.14	$0.42	$0.41	$0.78
Adjusted diluted shares outstanding (in millions) (3)	167.7	127.1	147.5	127.1

(1)

Adjusted net income per share is computed by dividing adjusted net income, less cumulative and participative dividends on our Series A Preference Shares and declared dividends on our Series B Preference Shares, by the weighted average number of basic and diluted shares outstanding during the period, which for the three and six months ending September 30, 2008 was 120.5 million and 120.3 million shares, respectively and for the three and six months ending September 30, 2007 was 116.7 and 110.3 million shares, respectively.

(2)

W e believe it is meaningful to investors to present adjusted net income per adjusted diluted common share. Adjusted net income per adjusted diluted share is computed by dividing adjusted net income, after adding back interest and amortization of issuance cost on our Convertible Notes, net of tax, by adjusted diluted shares outstanding. Common shares outstanding are adjusted to add back shares underlying restricted share units granted as part of the IPO Awards that are not considered dilutive under U.S. GAAP and therefore not included in diluted common shares outstanding. In addition, common shares outstanding are also adjusted to include the impact of Series A Preference Shares, Series B Preference Shares and Convertible Notes, on an if-converted basis. Since we expect to add back the expenses associated with these awards in determining our adjusted net income in future periods, we believe it is more meaningful to investors to calculate adjusted net income per common share based on adjusted diluted shares outstanding. W e believe that this presentation is meaningful because it demonstrates the dilution that investors will experience if these IPO awards vested and our Series A Preference Shares, Series B Preference Shares and Convertible Notes converted to common stock.

(3)

Adjusted diluted shares outstanding is computed by adjusting common shares outstanding for our dilutive awards, as described above. For the three months ending September 30, 2008 common shares outstanding is adjusted for 5.8 million, 9.6 million, 14.4 million and 17.4 million, related to restricted share units, Series A Preference Shares, Series B Preference Shares and Convertible Notes, respectively. For the six months ending September 30, 2008 Preference Shares outstanding is adjusted for 5.8 million, 4.8 million, 7.5 million and 9.1 million, related to the restricted share units, Series A Preference Shares, Series B Preference Shares and Convertible Notes, respectively.

The table below reconciles employee compensation and benefits expense (excluding non-recurring IPO awards) to adjusted employee compensation and benefits for the periods presented. Our management reviews our compensation and benefits expense on an adjusted basis excluding the expenses identified below that are not representative of our future operating performance.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Management believes this measure is meaningful in comparing its compensation and benefits expenses from period to period.

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
	(dollars in millions)		(dollars in millions)
Employee compensation and benefits (excluding non-recurring IPO awards)	$214.6	$252.0	$425.2	$467.4
Less: Stock compensation charge on vesting of predecessor awards	—	(14.6)	—	(14.6)

Adjusted Employee Compensation and Benefits (excluding non-recurring IPO awards)	$214.6	$237.4	$425.2	$452.8

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

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
	(dollars in millions)		(dollars in millions)
Total other expenses	$344.6	$457.8	$681.9	$775.4
Less: Employee compensation and benefits (excluding non-recurring IPO awards)	(214.6)	(252.0)	(425.2)	(467.4)

Less: Employee compensation related to non-recurring IPO awards	(17.2)	(15.0)	(35.0)	(15.0)

Less: Refco integration costs	(0.3)	(0.7)	(0.5)	(2.1)
Less: IPO-related costs	(5.3)	(26.5)	(10.7)	(47.2)
Less: Legal settlements	—	(69.0)	—	(69.0)
Less: Broker related loss and associated costs	(0.7)	—	(6.7)	—

Adjusted Non-Compensation Expenses	$106.6	$94.6	$203.7	$174.7

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations, repayment of our bridge facility which is due in December 2008, and preferred dividend obligations. We believe we will have sufficient cash on hand to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of September 30, 2008 included: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks, which terminates in June 2012, under which we currently have $642.5 million outstanding ($857.5 undrawn); and (ii) available excess cash in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval. In addition, we also have non-segregated customer payables and customer collateral not included on our balance sheet, that can be re-hypothecated by us, and which we consider an additional layer of liquidity. We also rely on uncommitted lines from multiple sources to fund our day-to-day clearing operations.

As discussed below, in calendar 2008, we successfully completed various steps as part of our capital plan to refinance our $1,400.0 million bridge facility, which matures on December 12, 2008. As of September 30, 2008, in connection with our capital plan, we have repaid all but $100.0 million of outstanding borrowings under the bridge facility. We intend to use a combination of internally generated cash and excess capital, subject to regulatory approval, to repay these outstanding borrowings. The completion of our capital plan has increased and may continue to increase our borrowing costs and other expenses and has had a dilutive effect to our holders of our common shares. See “—Capital Plan” below. The Company is in compliance with all relevant debt covenants related to bridge, liquidity and Two-Year Term facilities for all periods presented.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Working Capital Needs

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our total working capital exclusive of non-earning assets and inclusive of our long-term borrowings. As September 30, 3008 this was calculated as follows:

	September 30, 2008	March 31, 2008
	(dollars in millions)
TOTAL ASSETS	$49,773.6	$49,254.9

Less Non-earning assets:

Memberships in exchanges, at cost	6.9	8.9
Furniture, equipment and leasehold improvements, net	57.8	54.9
Goodwill	79.0	74.1
Intangible assets, net	175.9	193.2
Other assets	294.0	224.4

Subtotal non-earning assets	613.6	555.5

Less Total liabilities:	48,219.1	47,995.0

Add Borrowings	1,291.8	1,729.8

TOTAL WORKING CAPITAL	$2,232.7	$2,434.2

Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our clients’ trading activities. We require that our clients deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 12 to our unaudited consolidated and combined financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at September 30, 2008 and March 31, 2008.

Our working capital needs are primarily limited to regulatory capital requirements that we have satisfied in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements and, subject to regulatory approval, we plan to use some of our excess capital to repay a portion of the $100.0 million of remaining outstanding borrowings under the bridge facility. Working capital is also generated by having our clients meet margin calls at rates that are often greater than what we have to pay. For example, in Europe, we call clients for margin but we are not required to post margin when there are offsetting client positions. We can therefore generate working capital with unilateral client margin calls.

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

As a matter of policy, we maintain excess capital to provide liquidity during periods of unusual market volatility, which has been sufficient historically to absorb the impact of volatile market events. Similarly, for our brokerage activities in the OTC markets, involving transactions we broker as principal rather than as agent, we have adopted a futures-style margin methodology to protect us against price movements. A futures-style margin methodology allows us to reduce the amount of capital required to conduct this type of business because we are able to post client deposits, rather than our own funds, with clearing organizations or other counterparties, if required. In determining our required capital levels, we also consider the potential for counterparty default on a large transaction, which would require liquidity to cover, or a settlement failure due to mismatched settlement instructions. In many cases, other stock can be pledged as collateral under secured lending against such failure. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements.

Bridge Facility

In connection with our IPO, one of our U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400.0 million, which we refer to as the bridge facility.

In July 2007, MF Global Finance USA Inc. borrowed $1,400.0 million under the bridge facility. All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In January 2008, we amended the bridge facility to extend the maturity date for $1,050.0 million of the $1,400.0 million of outstanding borrowings by six months to December 12, 2008 and increased the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate was increased by an additional 0.25% as of and after June 13, 2008 and then by an additional 0.25% as of and after September 13, 2008. We paid an upfront fee equivalent to 5 basis points on June 13, 2008. Also on June 13, 2008, $350.0 million of borrowings under the bridge facility matured and we borrowed $350.0 million of excess liquidity under our $1,500.0 million liquidity facility to repay this amount.

As described below under “—Capital Plan”, in calendar 2008, we also repaid $950.0 million of outstanding borrowings under the bridge facility using the proceeds from the issuance and sale of $150.0 million of Series A Preference Shares, $150.0 of Series B Preference Shares, and $210 million of Senior Convertible Notes, as well as the proceeds from our borrowing of $240.0 million under the Two Year Term Loan facility and $293.0 million of excess capital. As a result of the execution of the various steps in our capital plan, as of September 30, 2008, we had $100.0 million of borrowings outstanding under our bridge facility, which will mature on December 12, 2008. We will continue to undertake certain initiatives for the purpose of repaying our remaining outstanding borrowings under the bridge facility. We intend to use a combination of internally generated cash and excess capital, subject to regulatory approval, to repay these outstanding borrowings.

Our current borrowings under the bridge facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.32% per annum, or a total margin of 1.22% with respect to those lenders who are party to the amendment described above, based on our current senior unsecured non-credit enhanced credit ratings from Standard & Poor’s and Moody’s (and before giving effect to the pending rate increases described above). Under the terms of the second amendment to the bridge facility, our current interest rate increased to a total margin of 4.90% per annum. The bridge facility contains a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, MF Global’s ability to be acquired, fundamental changes to our business and failure to maintain required regulatory capital. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the bridge facility will become due. We have previously filed with the SEC the full text of the facility and you should refer to our filings for additional informational about the facility. In addition, based on our current credit ratings, we also pay a facility fee of 0.09% per annum during the period the bridge facility is in effect.

Capital Plan

In calendar 2008, we successfully completed our capital plan to refinance our bridge facility, subject to the repayment of the final $100.0 million outstanding under the bridge facility later this year by further excess capital withdrawals and using cash on hand. After giving effect to the steps outlined below, we had, as of September 30, 2008, outstanding long-term borrowings of $950.0 million, with $857.5 million in available committed liquidity under our existing liquidity facility (which expires in 2012). The actions and initiatives that comprised our capital plan were:

•

Use of Available Liquidity. On June 13, 2008, we borrowed $350.0 million of available liquidity under our $1,500 million liquidity facility to repay the portion of the bridge facility that matured on that date.

•

Convertible Notes and Series B Preference Shares Offerings. On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Notes due 2038 and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B. We used the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

proceeds from each offering to repay a portion of the bridge facility. In connection with our offering of the Convertible Notes, we granted the initial purchasers an option to purchase up to an additional $60.0 million principal amount of Convertible Notes. The initial purchasers exercised this option in full and purchased an additional $60.0 million aggregate principal amount of Convertible Notes on August 12, 2008. These proceeds have been used to repay $60.0 million of outstanding borrowings under the $300.0 million Two-Year Term Facility (described below). For a description of the terms of each transaction and the securities issued and sold therein, see Note 8 and Note 16 of our unaudited consolidated and combined financial statements.

•

Series A Preference Shares Offering and Backstop Commitment. On July 18, 2008, we issued $150.0 million in aggregate liquidation preference of our 6.0% Cumulative Convertible Preference Shares, Series A to J.C. Flowers II L.P, pursuant to a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”. We used the proceeds from the backstop commitment to repay a portion of the bridge facility. As a result of adjustments, the applicable dividend rate on the Series A Preference Shares is 10.725%. See Note 16 for a description of the Series A Preference Shares.

•

Two-Year Term Facility and Fee Letter. On July 18, 2008, we entered into a two-year, $300.0 million unsecured term loan facility with several banks, which we refer to as the “Two-Year Term Facility”, in accordance with the terms and conditions of our outstanding commitment letter with such banks, dated as of May 23, 2008 and effective as of June 11, 2008. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, which matures on July 16, 2010. We used the proceeds from this facility to repay a portion of the bridge facility. On August 12, 2008, we subsequently repaid $60.0 million with the proceeds from the issuance and sale of an additional $60.0 million Convertible Notes (described above). Loans outstanding under the Two-Year Term Facility may be prepaid without penalty, subject to certain restrictions. See Note 8 for a description of the full terms of this facility, as well as Exhibit 10.4.

•

Use of Excess Capital. We withdrew $293.0 million of excess capital from internal sources and used a portion towards repayment of the bridge facility. All withdrawals from our regulated subsidiaries were completed with the approval and notice of our regulators.

We also entered into a fee letter in connection with the commitment letter described above, for the Two-Year Term Facility, which included features that permit certain increases in applicable margins or changes in other terms and conditions as may be required to permit the completion of a successful syndication of the Two-Year Term Facility and also included a securities demand feature that may be called upon by the banks if necessary. In connection with the issuance and sale of the additional Convertible Notes to the initial purchasers upon their exercise of the option discussed above, the securities demand feature has been satisfied and we are no longer subject to this provision.

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

The completion of our capital plan to refinance the bridge facility has substantially increased our financing costs, has subjected us to additional operating covenants that may restrict our ability to conduct or expand our business and has had a dilutive effect on our outstanding common shares.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Credit Facilities and Sources of Liquidity

In addition to the bridge facility, as described above, we have a $1,500.0 million five-year unsecured committed liquidity facility with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility. As of September 30, 2008, we had $642.5 million in outstanding borrowings. In addition to $150.0 million borrowed under this facility, we borrowed an additional $350.0 million on June 13, 2008 to repay a portion of the bridge facility maturing on that date. We currently intend to keep $500.0 million in borrowings outstanding for the duration of the liquidity facility as long-term debt, with the remainder available to us as a committed facility. In addition to this $500 million, we currently also have $142.5 million outstanding under this facility.

The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.31% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We also pay a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. Effective June 13, 2008, in connection with the Two-Year Term Facility, we increased the interest rate margin by 1.10% per annum only on $500.0 million outstanding; all other borrowings under the liquidity facility bear interest with a margin of 0.31%.

The liquidity facility contains financial and other covenants that are similar to those in the bridge facility. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620.0 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility.

During fiscal 2009, we previously also had 364-day revolving credit facilities with banks on an unsecured committed basis, which are currently no longer in place. As of September 30, 2008 and March 31, 2008, $0 and $96.0 million, respectively, were outstanding under these facilities.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of September 30, 2008, we had $55.0 million of issued letters of credit.

In addition, as described above under “—Capital Plan – Two-Year Term Facility and Fee Letter”, on July 18, 2008, we entered into the Two-Year Term Facility with several banks, which is due on July 16, 2010. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, but subsequently repaid $60.0 million on August 7, 2008 with the proceeds from the issuance and sale of an additional $60.0 million Convertible Notes pursuant to the exercise of an option granted to the initial purchasers of the Convertible Notes. In relation to the Two-Year Term Facility, we paid an aggregate amount of $12.6 million for the arrangement and underwriting fees, and expect to pay an additional $1.2 million in December 2008.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components

(dollars in millions)	Six months ended September 30,
	2008	2007
Cash flows from:
Operating activities	$77.0	$45.3
Investing activities	(0.4)	95.9
Financing activities	(248.7)	621.0
Effect of exchange rate changes	(22.1)	25.2

Net (decrease)/ increase in cash and cash equivalents	$(194.2)	$787.4

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Operating Activities

Net cash provided by operating activities was $77.0 million in the six months ended September 30, 2008, compared to $45.3 million in the six months ended September 30, 2007. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, loss on extinguishment of debt, loss on cash flow hedges, and deferred income taxes, as well as the effects of changes in working capital. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the six months ended September 30, 2008, and 2007, these arrangements resulted in net cash used of $1,395.2 million and $2,313.0 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the six months ended September 30, 2008, and 2007, resulting in cash provided of $5,098.5 million, and $2,205.0 million, respectively. Overall, in the six months ended September 30, 2008, the movements in these arrangements drove the large decrease in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the six months ended September 30, 2008 resulted in cash provided of $1,491.3 million, as compared to cash used of $1,540.0 million for the six months ended September 30, 2007. This activity directly impacts our operating cash flows, as was evidenced during the six months ended September 30, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Our client activities generate or use operating cash flows, which we finance through various steps we undertake to enhance yield. There has been a change in our balance sheet from June 30, 2008 to September 30, 2008, and we analyze the changes to our client activities and how we have financed this as follows:

(dollars in billions)	9/30/2008	6/30/08	Change
Drivers of Liquidity - Client Activity
Receivables - Customers, net of allowances	$1.3	$0.8	$(0.5)
Payables - Customers	(14.0)	(16.9)	(2.9)

Receivables - Brokers, dealers, and clearing organizations	15.1	7.6	(7.5)
Payables - Brokers, dealers, and clearing organizations	(9.5)	(4.0)	5.5

Net sources/(uses)				(5.4)

Yield Enhancement Activities
Cash and cash equivalents	1.3	2.0	0.7
Restricted cash and segregated securities	10.5	11.9	1.4
Securities purchased under agreements to resell	9.4	9.8	0.4
Securities sold under agreements to repurchase	(14.4)	(14.3)	0.1

Net			2.6

Securities borrowed	7.6	5.6	(2.0)
Securities loaned	(5.3)	(3.6)	1.7

Net			(0.3)

Securities owned, at fair value	3.4	5.3	1.9
Securities sold, not yet purchased, at fair value	(3.0)	(1.5)	1.5

Net			3.4

Net funding sources/(uses)				5.7

Proceeds from offerings				(0.3)

Net cash inflow/(outflow)				$(0.0)

Investing Activities

Net cash used in investing activities was $0.4 million, as compared to cash received of $95.9 million for the six months ended September 30, 2008 and 2007, respectively. These activities primarily relate to proceeds received from sale of seats and shares, offset by the purchase of exchange memberships, and purchases of furniture, equipment and leasehold improvements. In the six months ended September 30, 2008, we received cash of $21.0 million from the sale of exchange seats and shares, which was partially offset by $15.2 million of cash used to purchase furniture, equipment and leasehold improvements and $4.9 million paid as contingent consideration for historical acquisitions. In the six months ended September 30, 2007, we received cash of $164.2 million from the sale of exchange seats and shares, which was partially offset by $17.8 million of cash used to purchase furniture, equipment and leasehold improvements.

Financing Activities

Net cash used in financing activities was $248.7 million, as compared to cash generated of $621.0 million for the six months ended September 30, 2008 and 2007, respectively. For the six months ended September 30, 2008, this mainly related to the change in our capital structure. This included proceeds from the liquidity facility of $350.0 million, the two-year term facility of $240.0 million,

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

and proceeds from the issuance of the Convertible Notes of $210.0 million, all offset by $42.5 million of debt issuance costs. We also issued $150.0 million of Series B Preference Shares and $150.0 million of Series A Preference Shares, offset by $67.5 million of issuance costs. These net proceeds were used to pay down all but $100.0 million of the $1,400.0 million bridge facility taken out in connection with the IPO. We also received proceeds from other borrowings of $62.0 million and paid preferred dividends of $3.2 million. For the six months ended September 30, 2007, net cash generated mainly related to the change in capital structure related to the Reorganization, Separation and IPO. This included proceeds from the bridge facility of $1,400.0 million, proceeds from other short-term borrowings of $51.3 million, proceeds from the Recapitalization of $516.2 million received from Man Group and the receipt of $55.0 million from Man Group as indemnification of a tax liability paid by us for an internal reorganization completed by Man Group prior to the IPO. These increases in cash were offset by $472.6 million used to repay the private placement notes owned to third parties, and $927.4 million paid to Man Group as repayment of all intercompany borrowings.

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

Other Recent Developments

Effective October 28, 2008, Kevin R. Davis resigned as our Chief Executive Officer and a member of our Board of Directors. Under the terms of his termination agreement, Mr. Davis will receive a payment of $7.5 million in April 2009. All of the stock options previously granted have been forfeited and the restricted share units previously granted to him will vest in accordance with the original award agreement. Bernard W. Dan, who joined us in June 2008 as Chief Operating Officer – North America, was named as our Chief Executive Officer in connection with Mr. Davis’ resignation. Mr. Dan was also appointed as a member of our Board of Directors.

Critical Accounting Policies and Estimates

The preparation of our unaudited consolidated and combined financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our unaudited consolidated and combined financial statements and on the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

circumstances. We consider these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact our financial statements. We believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on our financial condition or operating performance is material.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and our single reporting unit is tested at least annually for impairment during the fourth quarter of the fiscal year. As of September 30, 2008, our total goodwill was approximately $79.0 million. The carrying value of goodwill is also reviewed if the facts and circumstances, such as a significant decline in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. If this review indicates that the goodwill will not be recoverable based on the estimated undiscounted cash flows of the reporting unit, impairment is measured by comparing the carrying value of goodwill to its fair value. Fair value is estimated based on discounted cash flows, market values or appraisals. This was considered as of September 30, 2008, due to our book value exceeding its market capitalization. We concluded there was no impairment of goodwill as of September 30, 2008, as our net revenues have not significantly deteriorated.

As of September 30, 2008, with the recent decline in the overall stock market, our total market capitalization is approximately $520.8 million which is below our recorded net worth of $1,312.3 million at September 30, 2008. We perform our annual impairment test for goodwill as of March 31. If market and economic conditions do not improve or if our business deteriorates this may increase the likelihood of us reporting an impairment charge.

Our other critical accounting policies and estimates are summarized in Item 7 of our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-3, (“FSP FAS 1573”), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted FSP FAS 157-3 as of September 30, 2008 with no material impact to the consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for reporting periods ending after November 15, 2008. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact FSP FAS 133-1 and FIN 45-4 will have on the disclosures of our consolidated financial statements upon adoption.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact FSP EITF 03-6-1 will have on our calculation of earnings per share upon adoption.

In June 2008, the FASB reached a consensus on EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under U.S. GAAP is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. We are currently evaluating the impact FSP EITF 07-5 will have on our results of operations and financial condition upon adoption.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. We currently do not expect EITF 08-4 to have an impact on our results of operations and financial condition upon initial adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We currently do not expect SFAS No. 162 to have an impact on our results of operations and financial condition.

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB No. 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB No. 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the impact FSP APB No. 14-1 will have on our results of operations and financial condition upon adoption.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We are currently evaluating the impact FSP FAS 142-3 will have on our results of operations and financial condition upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to provide an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 161 will have on the disclosures of our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS 140-3”) which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met in order for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. We are currently evaluating the impact FSP FAS No. 140-3 will have on our results of operations and financial condition upon adoption.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations” (“SFAS No. 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will apply SFAS No. 141(R) to future acquisitions that close on or after April 1, 2009.

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We adopted FSP FIN 39-1 in the first quarter of fiscal 2009 with no impact to the results of our operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ,” and FSP FAS 157-2, “ Effective Date of FASB Statement No. 157 “. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the results of our operations or financial condition. We adopted FSP FAS 157-1 in the second quarter of fiscal 2009 with no impact to the results of our operations or financial condition. We are currently evaluating the impact FSP FAS 157-2 will have on our results of operations and financial condition upon adoption.

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

Going forward, we intend to hedge certain foreign exposures on a forward basis at the beginning of the year, adjusting and optimizing our hedging strategy as appropriate. A large percentage of our employee compensation is variable and not subject to currency risk at year-end due to the fact that we convert these foreign commitments to U.S. dollars on a monthly basis with no adjustment required at quarter-end that could impact our earnings’ volatility. We may hedge our fixed expenses where possible, although there may be certain expenses that we do not hedge. The table below shows the approximate increase in our other expenses due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the six months ended September 30, 2008 against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$5.7
Euros	10%	$0.8

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

As of September 30, 2008, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $1.9 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

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

On cleared business, we may require the initial margin to be paid by clients as a deposit before they commence trading. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions. For six months ended September 30, 2008, and 2007, our bad debt, as a percentage of revenues, net of interest and transaction-based expenses, were 1.1%, and 0.3%, respectively. For six months ended September 30, 2008 and 2007, our transactional errors as a percentage of revenues, net of interest and transaction-based expenses, were 0.9%, and 0.4%, respectively.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) occurred during our last fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. We, Man Group, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12, and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The litigation is in its early stages, and we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

•

Retention of Consultants. Our Nominating and Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, us on matters relating to the unauthorized trading incident. FTI Consultants is advising on technology-related matters and Promontory Financial Group is advising on policies and procedures in the risk aspects of our business.

Commodity Futures Trading Commission Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the Commodity Futures Trading Commission. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against us and the two individuals, in which the Commission would assert that we and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that we and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. We and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why we believe no proceeding should be brought. It is not yet certain what action the CFTC will take. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. In connection with this investigation, we have been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the antifraud provisions of CFTC Regulation 33.10 and us with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against us or our broker. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008” and “Commodity Futures Trading Commission Potential Action.” This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

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

Man Group agreed to indemnify us for all costs, expenses and liabilities we may incur as a result of the PAAF litigation and any other claims or litigation arising from the facts or circumstances which give rise to that claim for amounts in excess of $50.0 million, net of any insurance proceeds we receive. We received $25.0 million on July 10, 2008 from Man Group in relation to the PAAMCo matter under the Deed of Indemnity executed at the time of the separation from Man Group.

As a result of discussions leading to this settlement, we recorded an expense of $76.8 million in fiscal 2008. Our insurance carriers were notified of the settlement agreement (together with amounts paid thereunder) and of our associated defense costs in the PAAMCo-related litigation. In that regard, we instituted a dispute resolution procedure against insurers under our insurance contract. On October 23, 2008, we and our insurers entered into a settlement agreement pursuant to which we will receive $75.0 million from insurers in full settlement of all of our claims against insurers in the PAAF matter. Excluding previously received amounts, we expect to recognize $62.0 million in insurance proceeds in our financial statements for the quarter ending December 31, 2008. See Note 18 to the unaudited consolidated and combined financial statements for further details.

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

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, we uncovered an apparent fraudulent scheme conducted by third parties unrelated to us that may have victimized a number of our clients. CCPM, a German Introducing Broker, introduced to us all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at our firm were utilized to siphon money out of these accounts, on some occasions shortly after they were established. We were involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that we and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by us. Damages sought in the NFA arbitration proceeding were approximately $1.7 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $0.2 million as to one claimant and a net of $0.24 million as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding are approximately $6.0 million in compensatory damages and $12.0 million in punitive damages. During the quarter ended September 30, 2008, the FINRA arbitration was settled for an aggregate of $0.8 million.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in our London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3.7 million (approximately $7.4 million) in damages and speculative claims, including claims for lost profits, of up to an additional £87.0 million (approximately $173.4 million). Mediation began in April 2008 but has not been successful and a trial has been set for March 2009. At this time, it is not possible to determine the ultimate resolution of this matter. An accrual of £0.3 million (approximately $0.6 million) has been provided in connection with this litigation, which is our best estimate.

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

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We filed a motion to dismiss the amended complaint which was granted by the court. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Proceedings have been instituted against our UK subsidiary by the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. Our UK subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The claim alleges, inter alia, that we were complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that we knowingly benefited from assets received in breach of such fiduciary duties. The claim further alleges we are liable to account for funds lost through transactions executed by such directors with our UK company which are alleged to amount to $18.0 million. It is difficult at this stage to determine exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Hobart Securities

We are in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). We exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2.5 million (approximately $4.5 million) of other Dawnay, Day companies with accounts at MF Global. DDCM has instituted legal proceedings seeking to have us reverse the £2.5 million set-off, with DDCM claiming that we were not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Class Action Suit

We and certain of our executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purports to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, seeks to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to our financial results and projections and capital structure. We have filed a motion to dismiss. The litigation is in its early stages, and we believe we have meritorious defenses. No provision for losses has been recorded in connection with this matter.

Other

In addition to the matters discussed above, from time to time we are party to litigation and regulatory proceedings that arise in the ordinary course of our business. Aside from those matters discussed above, we do not believe that we are party to any pending or threatened litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC, which is accessible on the Securities and Exchange Commission’s Website at sec.gov. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the period ended March 31, 2008. If any of the risks discussed in our 2008 Form 10-K or this Form 10-Q actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

Conditions in the financial services industry and the securities markets may adversely affect our trading volumes and market liquidity.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. During 2008 and particularly during the third calendar quarter of 2008, the global financial services industry and securities and commodity markets have experienced significantly adverse conditions, including, among others, substantially increased volatility, outflows of assets and securities, losses resulting from declining asset values, defaults on securities and reduced liquidity. These events have resulted in the failure of certain financial services firms, have led other firms to seek mergers with commercial banks and forced other firms to become bank holding companies that are regulated by the Federal Reserve Bank. While uncertainty surrounding the credit crisis and expectations for economic contraction has, in the short term, led to an increase in overall market volatility and increased trading volume in certain markets, this trend may not continue. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. If market participants reduce their level of trading activity for any reason, such as a reduction in the number of traders, reduced trading demand by customers or a decision to curtail or cease speculative trading, significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults, increased instances of counterparty failure or bankruptcy, or a rise in the inability of sellers to pay out contractual obligations upon the occurrence of a credit event, the trading volumes in any or all of our markets could decline substantially. If the amount of trading volume decreases as a result of events stemming from the current financial and credit crisis, our transaction-based revenues will decrease. A reduction in our overall trading volume could also render the markets in which we operate less attractive to market participants as a source of liquidity and could result in further losses of trading volume and the associated transaction-based revenues. Accordingly, any reduction in trading volumes or market liquidity could adversely affect our business and financial results in a material fashion.

Further, we maintain funds, which at any time may be substantial, with various banks and if one or more of these banks fail, there is no assurance that we will be able to recover the full amount of such deposits, which in turn could have a substantial impact on our liquidity and, therefore our daily operations. Accordingly, the failure of a bank with which we do substantial business could materially adversely affect our business and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information required to be reported pursuant to this Item 2. is contained in the Company’s Current Reports on Form 8-K filed with the SEC on July 18, 2008 and August 13, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The information required to be reported pursuant to this Item 4. was reported earlier in the Company’s Form 10-Q with respect to the quarterly period ended June 30, 2008.

Item 5.	Other Information

In connection with the appointment of Mr. Bernard W. Dan, as Chief Executive Officer, Mr. Dan received a grant of options to purchase 250,000 common shares of MF Global, with an exercise price of $3.02 (based on the closing price of our shares on the grant date of November 7, 2008). The options are subject to the terms and conditions of our 2007 Long-Term Incentive Plan. One-third of the options vest on each of the first, second and third anniversaries of the grant date (becoming fully vested on the third anniversary of the grant date). Each option becomes exercisable upon vesting. Upon completion of a modification to Mr. Dan’s employment terms, a new employment agreement between us and Mr. Dan will be filed with the SEC.

Item 6.	Exhibits

Exhibit Number	Description

1.1	Capital Replacement Covenant, dated July 18, 2008.*

10.1	Employment Agreement between MF Global Ltd. and Bernard Dan, dated June 9, 2008 (as updated on September 10, 2008).

10.2	Employment Agreement between MF Global Ltd. and Michael Roseman, dated July 10, 2008.

10.3	Transition Agreement between MF Global Ltd. and Christopher Smith, dated September 10, 2008.**

10.4	Two-Year Term Facility, dated July 18, 2008 among MF Global Finance Europe Limited, MF Global Ltd., Citibank NA. (as syndication agent), JPMorgan Chase Bank, N.A. (as admin. agent) and Bank of America, NA. (as documentation agent)

31.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on July 18, 2008
**	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on September 11, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

By:	/s/ Bernard W. Dan
Name:	Bernard W. Dan
Title:	Chief Executive Officer

By:	/s/ J. Randy MacDonald
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: November 12, 2008