Form 10-Q
period 2008-12-31
MF Global Ltd.
filed 2009-02-11
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended December 31, 2008

or

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

The number of common shares outstanding of the registrant as of January 31, 2008, was 120,666,519.

MF GLOBAL LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues
Execution only commissions	$80,008	$108,378	$306,040	$354,875
Cleared commissions	278,560	372,549	1,023,415	1,089,043
Principal transactions	109,948	45,574	242,344	258,119
Interest income	154,424	786,554	772,502	3,037,144
Other	73,924	12,275	99,887	41,037

Total revenues	696,864	1,325,330	2,444,188	4,780,218

Interest and transaction-based expenses:
Interest expense	56,490	612,776	467,013	2,660,382
Execution and clearing fees	162,000	225,362	615,668	679,583
Sales commissions	56,353	68,754	191,944	211,908

Total interest and transaction-based expenses	274,843	906,892	1,274,625	3,551,873
Revenues, net of interest and transaction-based expenses	422,021	418,438	1,169,563	1,228,345

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	217,325	228,948	642,551	696,365
Employee compensation related to non-recurring IPO awards	4,713	18,853	39,694	33,871
Communications and technology	28,165	32,302	92,065	87,361
Occupancy and equipment costs	12,110	8,971	33,594	26,282
Depreciation and amortization	14,132	13,600	42,290	39,036
Professional fees	18,955	16,167	69,009	48,140
General and other	29,499	21,529	76,275	66,373
PAAF legal settlement	—	7,814	—	76,814
IPO-related costs	6,365	4,421	17,100	51,662
Refco integration costs	184	361	727	2,430

Total other expenses	331,448	352,966	1,013,305	1,128,334

(Loss)/Gains on exchange seats and shares	(946)	9,234	14,171	83,481
Loss on extinguishment of debt	—	—	—	18,268
Interest on borrowings	18,374	21,054	54,335	52,194

Income before provision for income taxes	71,253	53,652	116,094	113,030
Provision for income taxes	18,347	19,790	36,274	93,554
Minority interests in income of combined companies (net of tax)	100	2,017	1,338	4,230
Equity in losses of unconsolidated companies (net of tax)	(13,785)	(627)	(15,417)	(1,723)

Net income	$39,021	$31,218	$63,065	$13,523

Dividends declared on preferred stock	7,678	—	10,916	—
Cumulative and participating dividends	3,180	—	7,123	—

Net income applicable to common shareholders	$28,163	$31,218	$45,026	$13,523

Earnings per share (see Note 11):
Basic	$0.23	$0.26	$0.37	$0.12
Diluted	$0.23	$0.26	$0.37	$0.12
Weighted average number of common shares outstanding:
Basic	121,790,111	119,671,881	120,782,144	113,367,329
Diluted	121,790,111	119,692,982	120,782,144	113,372,893

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	December 31, 2008	March 31, 2008
Assets
Cash and cash equivalents	$1,219,696	$1,481,084
Restricted cash and segregated securities	8,963,317	12,047,009
Securities purchased under agreements to resell	8,798,720	13,022,376
Securities borrowed	6,114,363	4,649,172
Securities received as collateral	4,336	623,752
Securities owned, at fair value ($274,242 and $4,142,612 pledged, respectively)	2,797,979	7,380,290
Receivables:
Brokers, dealers and clearing organizations	3,635,379	7,085,652
Customers (net of allowances of $23,975 and $15,958, respectively)	498,189	2,367,461
Affiliates	282	716
Other	22,497	41,835
Memberships in exchanges, at cost (market value of $17,497 and $43,167, respectively)	6,861	8,909
Furniture, equipment and leasehold improvements, net	58,206	54,911
Goodwill	79,895	74,145
Intangible assets, net	167,359	193,180
Other assets	196,958	224,379

TOTAL ASSETS	32,564,037	49,254,871

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term borrowings	165,694	1,729,815
Securities sold under agreements to repurchase	11,624,521	18,638,033
Securities loaned	4,077,255	3,188,154
Obligation to return securities borrowed	4,336	623,752
Securities sold, not yet purchased, at fair value	1,616,839	1,869,039
Payables:
Brokers, dealers and clearing organizations	1,243,300	6,317,297
Customers	11,055,463	15,302,498
Affiliates	2,211	12,921
Accrued expenses and other liabilities	242,319	313,507
Long-term borrowings	950,000	—

TOTAL LIABILITIES	30,981,938	47,995,016

Commitments and contingencies (Note 13)
Preference shares, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	—
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,035	—
Minority interests in consolidated subsidiaries	9,558	10,830

SHAREHOLDERS’ EQUITY
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 120,071,832 and 119,647,222 shares issued and outstanding, respectively	120,072	119,647
Treasury shares	(74)	—
Additional paid-in capital	1,323,080	1,265,733
Accumulated other comprehensive income (net of tax)	(15,365)	6,084
Accumulated deficit	(79,374)	(142,439)

TOTAL SHAREHOLDERS’ EQUITY	1,348,339	1,249,025

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,564,037	$49,254,871

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Nine months ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,065	$13,523
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gains on sale of exchanges seats and shares	(14,705)	(146,086)
Depreciation and amortization	42,290	39,036
Stock-based compensation expense	65,868	68,117
Bad debt expense	16,520	7,238
Deferred income taxes	15,513	(30,110)
Equity in losses of unconsolidated affiliates, net of tax	1,770	1,723
Income applicable to minority interests, net of tax	1,338	4,230
Loss on extinguishment of debt	—	18,268
Gain on disposal of furniture, equipment and leasehold improvements	(2)	(322)
Write-down of capitalized professional fees	1,820	—
Amortization of debt issuance costs	7,194	—
Impairment of equity investment, net of tax	13,647	—
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	3,038,851	(3,236,019)
Securities purchased under agreements to resell	4,223,656	(8,637,360)
Securities borrowed	(1,465,191)	1,063,582
Securities owned	4,577,650	(1,503,093)
Receivables:
Brokers, dealers and clearing organizations	3,417,815	(2,392,841)
Customers	1,850,280	(683,411)
Affiliates	(42,999)	28,354
Other	18,793	(5,813)
Other assets	29,420	(33,454)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	(7,013,511)	5,587,250
Securities loaned	889,101	(1,872,012)
Securities sold, not yet purchased, at fair value	(252,200)	5,018,477
Payables:
Brokers, dealers and clearing organizations	(5,073,889)	2,134,068
Customers	(4,163,037)	3,516,430
Affiliates	14,435	24,589
Accrued expenses and other liabilities	(56,381)	96,697

Net cash provided by/(used in) operating activities	$207,111	$(918,939)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Nine months ended December 31,
	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $0 and $8,236 cash acquired in 2008 and 2007, respectively (Note 3)	$(5,750)	$(51,021)
Proceeds from sale of memberships in exchanges	20,999	166,472
Purchase of memberships in exchanges	(1,369)	(1,031)
Purchase of furniture, equipment and leasehold improvements	(21,818)	(23,513)
Proceeds from sale of furniture, equipment and leasehold improvements	27	299

Net cash (used in)/provided by investing activities	(7,911)	91,206

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayment of)/proceeds from bridge financing	(1,400,000)	1,400,000
(Repayment of)/proceeds from other short-term borrowings, net	(14,121)	391,667
Proceeds from liquidity facility borrowings	350,000	—
Proceeds from two-year term facility	240,000	—
Issuance of convertible notes	210,000	—
Payment of debt issuance costs	(45,524)	—
Issuance of preference shares	300,000	—
Payment of preference shares issuance costs	(75,798)	—
Repayments of private placement notes	—	(472,620)
Repayments of borrowings from Man Group	—	(927,380)
Proceeds from Recapitalization	—	516,223
Proceeds from Man Group for indemnification of tax expense	3,200	54,997
Distribution to minority interest	(593)	(526)
Payment of dividends on preference shares	(10,916)	—
Payment of dividends to Man Group	—	(1,011)

Net cash (used in)/provided by financing activities	(443,752)	961,350

Effect of exchange rates on cash and cash equivalents	(16,836)	37,189

(Decrease)/increase in cash and cash equivalents	(261,388)	170,806
Cash and cash equivalents at beginning of period	1,481,084	1,692,554

Cash and cash equivalents at end of period	$1,219,696	$1,863,360

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	619,416	135,736
Obligation to return securities borrowed	(619,416)	(135,736)
Net distributions to Man Group (1)	—	139,900

(1)

Represents net non-cash distributions to Man Group for the periods presented resulting from U.S. GAAP and carve-out adjustments and the related tax effects thereof applied to the carve-out accounts of the Company to present the financial statements on a stand-alone basis.

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Treasury Shares	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Shareholders’ equity at March 31, 2008	$119,647	$—	$1,265,733	$(142,439)	$6,084	$1,249,025
Stock-based compensation			65,868			65,868
Net income				63,065		63,065
Foreign currency translation					(21,449)	(21,449)
Shares issued	425	(74)	(805)			(454)
Tax indemnification from Man Group			3,200			3,200
Preferred share dividends			(10,916)			(10,916)

Shareholders’ equity at December 31, 2008	$120,072	$(74)	$1,323,080	$(79,374)	$(15,365)	$1,348,339

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net income	$39,021	$31,218	$63,065	$13,523
Other comprehensive income adjustments:
Unrealized losses on cash flow hedges (net of $9,279 and $12,197 tax, respectively)	—	(13,354)	—	(17,551)
Foreign currency translation adjustment	(7,569)	(68)	(21,449)	4,827

Comprehensive income	$31,452	$17,796	$41,616	$799

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 1: Organization and Basis of Presentation

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading intermediary offering customized solutions in global cash, derivatives and related markets. The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products as well as for non-derivative foreign exchange products and securities in the cash market. The Company operates globally, with a presence in the United States, the United Kingdom (“UK”), France, Singapore, Australia, Hong Kong, Canada, India, and Japan among others. The Company believes it is the leading broker in exchange-traded futures and options and serves a worldwide client base, including financial institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

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

In July 2007, Man Group plc and its subsidiary companies (“Man Group”), a UK corporation, separated its brokerage business from its asset management business by transferring to the Company all of the entities and net assets of Man Group and its subsidiaries that comprised its brokerage business, formerly known as Man Financial. After the separation, Man Group retained its asset management business. Man Group transferred the brokerage division to MF Global Holdings Overseas Limited (formerly known as Man Financial Overseas Ltd.) and MF Global Holdings Europe Limited (formerly known as ED&F Man Group Ltd.), two holding companies incorporated in the UK (the “Reorganization”). Man Group completed the separation of the brokerage business by transferring all of the outstanding capital stock of MF Global Holdings Overseas Limited, MF Global Holdings Europe Limited, MF Global Singapore Pte Limited (formerly known as Man Financial (S) Pte Limited), and MF Global Holdings HK Limited (formerly known as Man Financial Holdings (HK) Ltd.) to the Company in exchange for 103,726,353 of the Company’s common shares (the “Separation”). Following the Reorganization and Separation, Man Group also made a net capital contribution of $516,223 in cash to the Company in return for 17,379,493 common shares (the “Recapitalization”).

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

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of December 31 and March 31, 2008, the Company had a 19.5% and 20% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”), respectively. As of December 31 and March 31, 2008, the Company had a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”). In December the Company announced its strategic decision to no longer participate in USFE, a Chicago-based electronic futures exchange. Subsequently, USFE announced its decision to liquidate its operations. As a result, the Company recorded an impairment charge of $13,647, net of tax, related to its 47.9% equity investment in USFE in the three months ended December 31, 2008.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Prior to July 1, 2007 the Company’s financial statements were prepared on a combined basis in conformity with U.S. GAAP as if the Company had existed on a stand-alone basis. The combined financial statements were carved out from Man Group and include the accounts of the Company and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses. The carve-out combined financial statements may not necessarily reflect the results of operations, financial position and cash flows if the Company had actually existed on a stand-alone basis during the periods presented. The carve-out combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group. Certain prior year amounts have been reclassified to conform to current year presentation.

During the three months ended December 31, 2008, the Company identified errors in its financial statements for the year ended March 31, 2008 and the six months ended September 30, 2008. These errors related to the accrual for specific exchange and clearing fees and the accounting for the federal benefit of certain state taxes related to the spin-off of the Company’s operations from Man Group plc in connection with its IPO. The impact of the errors on net income for the year ended March 31, 2008 and the six months ended September 30, 2008 is an increase/(decrease) of $4,853 and ($3,253), respectively. Of these March 31, 2008 amounts, $4,035 relates to the federal tax benefit associated with state and local taxes related to the one-time transaction of the Company’s spin-off from Man Group plc; there was no impact of the tax benefit on net income for the six months ended September 30, 2008. The Company does not believe that these adjustments are quantitatively or qualitatively material to the results of the respective reporting periods, its projected results for the current year, any prior year’s earnings, earnings trends, or financial statement line items. As a result, the Company has not adjusted any prior period amounts and has recorded a correction in its financial statements for the three months ended December 31, 2008, which increased net income by $1,994.

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. As of December 31, 2008, all such services had terminated with the exception of office services. The agreement for office services will continue for as long as the Company leases office space from Man Group.

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

Restricted Cash and Securities Segregated under Federal and Other Regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the UK, to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. The Company also has fixed cash deposits classified within Restricted Cash and Segregated Securities of $56,190 and $144,951 as of December 31 and March 31, 2008, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

requirements for day-to-day clearing. In addition, substantially all of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At December 31 and March 31, 2008, the Company was in compliance with its segregation requirements. At December 31 and March 31, 2008, in addition to segregated cash, the Company has segregated securities of $5,053,155 and $6,070,210, respectively, classified within Restricted Cash and Segregated Securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $2,963,888 and $5,401,987 at December 31 and March 31, 2008, respectively.

Collateral

The Company enters into financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations, and equities. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the Consolidated Balance Sheets when the Company is the debtor as defined by Statements of Financial Accounting Standards (“SFAS”) SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of December 31 and March 31, 2008, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $7,598,746 and $27,537,042, respectively, of which the Company sold or repledged $5,417,644 and $22,854,026, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment during the fourth quarter of the fiscal year. As of December 31, 2008, total goodwill was approximately $79,895. The carrying value of goodwill is also reviewed if facts and circumstances, such as a significant decline in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. This analysis consists of a two step test. The first step is used to identify the impairment and involves determining and comparing the fair value of the Company with its carrying value, or shareholders’ equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. The second step compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities, and identified intangibles, to calculate the amount of impairment, if any.

As of December 31, 2008, with the recent decline in the overall stock market, the Company’s total market capitalization was approximately $244,946 which is below the Company’s recorded net book value of $1,348,339. The decline in the Company’s stock price below its book value led the Company to consider this a potential indicator of impairment. The Company therefore conducted a review for potential goodwill impairment during the three months ended December 31, 2008. While the Company’s policy is to use both market capitalization and discounted cash flows, the Company did not believe its current market capitalization was a valid measure of fair value, given the deteriorating economic conditions which have depressed the overall stock market and in particular the financial sector. Additionally, the Company’s stock price has also been negatively impacted by recent unusual company events including an unauthorized trading incident and the refinancing of the bridge loan.

In completing the first step of this analysis, the Company used a discounted cash flow model using management’s current business plans which factored in the current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a conservative 1% growth rate thereafter. Management used a weighted average cost of capital of 7.9% as its discount rate in this analysis, which was derived from market participant data and estimating the fair value and yield of the Company’s financial instruments as of the interim testing date. A discounted cash flow model involves the subjective selection and interpretation of data inputs, and given market conditions at December 31, 2008 there was a very limited amount of observable market data inputs available in determining the model.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

As a result of this analysis, the Company concluded it did not have an impairment of goodwill as of December 31, 2008, and therefore the second step of the analysis did not need to be performed. The Company will continue to perform its annual impairment test for goodwill and other intangible assets as of March 31, 2009. If market and economic conditions do not improve, the Company’s stock price remains depressed, or business deteriorates, the likelihood that the Company reports an impairment charge in the near term may increase.

Minority interests

The Company combines the results and financial position of entities it controls, but does not wholly own. As of December 31, 2008, the Company owned 91.0% of MF Global Securities Limited, 70.2% of MF Global Sify Securities India Private Limited and 75.0% of MF Global Financial Services India Private Limited. As of December 31 and March 31, 2008, minority interest recorded in the Consolidated Balance Sheets was $9,558, and $10,830, respectively.

Fair value of financial instruments

Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. These instruments include cash and derivative products that primarily represent the Company’s investment, trading and customer facilitation activities.

The Company has adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. For financial instruments measured at fair value, changes in fair value are recognized in earnings within Principal transactions in the Consolidated and Combined Statements of Operations. Based on market convention the Company marks its financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

Credit risk is a component of fair value and represents the loss the Company would incur if a counterparty or an issuer of securities or other instruments the Company holds fails to perform under its contractual obligations to the Company, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, the Company holds. To reduce the Company’s credit exposures in its operating activities, the Company generally enters into agreements with its counterparties that permit it to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. The Company monitors and manages its credit exposures daily. In the Company’s adoption of SFAS No. 157, it considered the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value.

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

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 140-4 and FIN 46(R)-8 (“FSP FAS 140-4 and FIN 46(R)-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 as of December 31, 2008 with no material impact to its consolidated financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”), Issue No. 08-6 “Equity-Method Investment Accounting” (“EITF 08-6”). EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investment should be subject to other-than-temporary impairment review. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact EITF 08-6 will have on its consolidated financial statements upon adoption.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted FSP FAS 157-3 as of September 30, 2008 with no material impact to its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for reporting periods ending after November 15, 2008. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted FSP FAS 133-1 and FIN 45-4 as of December 31, 2008 with no material impact to its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its calculation of earnings per share upon adoption.

In June 2008, the FASB reached a consensus on EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under U.S. GAAP is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. As the Company has outstanding debt which is convertible into common stock, it is currently evaluating the impact EITF 07-5 will have on its consolidated financial statements upon adoption.

In June 2008, FASB issued EITF, Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company adopted EITF 08-4 as of December 31, 2008 with no material impact to its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB 14-1 also specifies that issuers of such instruments should separately

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As the Company has outstanding debt which is convertible into common stock, it is currently evaluating the impact FSP APB 14-1 will have on its consolidated financial statements upon adoption.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The Company is currently evaluating the impact FSP FAS 142-3 will have on its consolidated financial statements upon adoption.

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

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS 140-3”) which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. The Company is currently evaluating the impact FSP FAS 140-3 will have on its consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements upon adoption.

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

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company adopted FSP FIN 39-1 in the first quarter of fiscal 2009 with no material impact to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ,” and FSP FAS 157-2, “ Effective Date of FASB Statement No. 157 “ (“FSP FAS 157-1” and “FSP FAS 157-2”). SFAS No. 157 defines

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to its results of operations or financial condition. The Company adopted FSP FAS 157-1 in the second quarter of fiscal 2009 with no impact to its results of operations or financial condition. The Company is currently evaluating the impact FSP FAS 157-2 will have on its consolidated financial statements upon adoption.

Note 3: Goodwill and Intangible Assets

During the nine months ended December 31, 2008, earn-out payments were made relating to prior acquisitions, which are accounted for as additional purchase consideration. As of December 31, 2008, the Company has one arrangement that could result in contingent, or “earn-out” payments. These payments are based on earnings over the next 5 years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years, the Company’s obligation to pay the earn-out can extend for up to 10 years, subject to a remaining maximum of $73,144.

The change in Goodwill is as follows:

Balance as of March 31, 2008	$74,145
Increase	5,750

Balance as of December 31, 2008	$79,895

As of December 31, 2008, with the recent decline in the overall stock market, the Company’s total market capitalization was approximately $244,946 which is below the Company’s recorded net book value of $1,348,339. The decline in the Company’s stock price below its book value led the Company to consider this a potential indicator of impairment. The Company therefore conducted a review for potential goodwill impairment during the three months ended December 31, 2008, as discussed in Note 2. Based on this testing, the Company concluded it did not have an impairment of goodwill as of December 31, 2008.

Intangible Assets, subject to amortization as of December 31, 2008 and March 31, 2008 are as follows:

	December 31, 2008	March 31, 2008
Customer relationships
Gross carrying amount	$264,413	$264,413
Accumulated amortization	(108,800)	(86,475)

Net carrying amount	155,613	177,938

Technology assets
Gross carrying amount	31,388	31,388
Accumulated amortization	(21,851)	(18,604)

Net carrying amount	9,537	12,784

Trade names
Gross carrying amount	3,284	3,284
Accumulated amortization	(1,075)	(826)

Net carrying amount	2,209	2,458

Total	$167,359	$193,180

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The amortization included in Depreciation and amortization for the nine months ended December 31, 2008 was $25,607. The amortization expense for these assets for the next five fiscal years is approximately $32,794, $27,657, $22,316, $22,275 and $21,810, respectively.

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	December 31, 2008		March 31, 2008
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$358,276	$10,250,261	$424,739	$13,667,808
Foreign currency and other OTC derivative transactions	102,859	501,411	92,389	1,076,077
Securities transactions	22,275	303,059	1,844,087	532,950
Other	14,779	732	6,246	25,663

Total	$498,189	$11,055,463	$2,367,461	$15,302,498

Note 5: Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of December 31, 2008, the market value of collateral received under resale agreements was $40,413,271, of which $620,672 was deposited as margin with clearing organizations. As of March 31, 2008, the market value of collateral received under resale agreements was $42,017,881, of which $1,444,153 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or may return collateral pledged, as appropriate. As of December 31 and March 31, 2008, the market value of collateral pledged under repurchase agreements was $49,207,531 and $55,991,535, respectively. As of December 31 and March 31, 2008, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Shareholders’ Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” are satisfied. In accordance with SFAS No. 140, the Company de-recognized assets and liabilities from the Consolidated Balance Sheets. At December 31, 2008, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $3,538,214 and $13,020,951, respectively, at contract value.

The carrying values of the assets sold under repurchase agreements, including accrued interest, by maturity date are:

	December 31, 2008
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$368,200	$9,304,628	$363,154	$73,541	$908,974	$11,018,497
U.S. Corporations	—	—	—	—	—	—
Foreign Governments	—	512,635	79,932	—	—	592,567
Foreign Corporations	13,457	—	—	—	—	13,457

Total	$381,657	$9,817,263	$443,086	$73,541	$908,974	$11,624,521

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2008
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,142,753	$2,398,100	$1,002,275	$952,323	$2,315,481	$7,810,932
U.S. Corporations	123,665	48,242	440,564	15,204	—	627,675
Foreign Governments	205,753	2,502,811	2,756,044	1,344,422	1,535,429	8,344,459
Foreign Corporations	1,439,367	239,238	76,095	100,267	—	1,854,967

Total	$2,911,538	$5,188,391	$4,274,978	$2,412,216	$3,850,910	$18,638,033

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	December 31, 2008		March 31, 2008
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$1,335,880	$743,562	$2,068,289	$3,402,525
Due from/to clearing brokers	757,898	7,927	1,004,648	787,079
Due from/to clearing organizations	1,423,882	369,883	1,463,997	198,606
Fees and commissions	1,574	50,577	1,174	74,754
Unsettled trades and other	116,145	71,351	2,547,544	1,854,333

Total	$3,635,379	$1,243,300	$7,085,652	$6,317,297

Note 7: Securities Owned and Securities Sold, Not Yet Purchased

Securities owned, at fair value, and financial instruments sold, but not yet purchased, at fair value, consist of the following:

	December 31, 2008		March 31, 2008
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$2,344,044	$1,520,671	$3,045,040	$780,645
Corporate debt securities	251,646	—	2,755,494	—
Foreign government bonds	8,108	—	363,028	881,267
Equities	174,870	91,706	1,171,511	207,127
Shares held due to demutualization of exchanges	17,293	—	27,642	—
Other	2,018	4,462	17,575	—

Total	$2,797,979	$1,616,839	$7,380,290	$1,869,039

At December 31 and March 31, 2008, $0 and $54,032, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 8: Borrowings

Short term borrowings consist of the following:

	December 31, 2008	March 31, 2008
364-Day Bridge Facility	$—	$1,400,000
Other short-term borrowings	142,500	276,304
Bank overdrafts	23,194	53,511

Total	$165,694	$1,729,815

Long-term borrowings consist of the following:

	December 31, 2008	March 31, 2008
9.00% Convertible Senior Notes due 2038	$210,000	$—
Two-year term facility	240,000	—
Other long-term borrowings	500,000	—

Total	$950,000	$—

Bridge Facility

In the year ended March 31, 2008, one of the Company’s U.S. finance subsidiaries, MF Global Finance USA Inc., entered into a 364-day unsecured revolving credit facility in an aggregate principal amount of up to $1,400,000 (the “bridge facility”) with several financial institutions and borrowed the full amount under the facility. The Company’s borrowings under the bridge facility as of June 15, 2007 bore interest at a rate per annum equal to either of the Company’s options, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.32% per annum, or 1.22% with respect to those lenders who are party to the amendment described below, based on its current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. The bridge facility contained a minimum tangible net worth financial covenant as well as other customary covenants, including those that limit debt incurrence, asset sales, incurrence of liens, the Company’s ability to be acquired, fundamental changes to the business and failure to maintain required regulatory capital. The Company paid an arrangement fee of $500 and an administration fee of $100 in connection with the bridge facility and liquidity facility (described below). In addition, based on the Company’s credit rating, the Company paid a facility fee of 8 basis points per annum during the remaining period the bridge facility was in effect.

On January 31, 2008, the Company entered into an amendment (the “Amendment”) to the bridge facility to extend the original maturity date of June 13, 2008 for $1,050,000 of the $1,400,000 of the outstanding borrowing by six months to December 12, 2008 and to increase the rate per annum payable to those lenders who are party to the Amendment by 0.40%, which rate was increased by 0.25% as of and after June 13, 2008 and was further increased by another 0.25% to 1.22% as of and after September 13, 2008. The Company paid a one-time upfront fee of 5 basis points to amend its bridge facility. Under the terms of the second amendment to the bridge facility, the Company’s interest rate increased to a margin of 4.90% per annum. Advances were subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The Company paid down $350,000 of the $1,400,000 outstanding under the bridge facility in June 2008 with the proceeds of borrowings under its liquidity facility (described below). The Company paid additional upfront fees equivalent to 5 basis points on June 13, 2008 on the $1,050,000 outstanding. In July 2008, the Company paid down $950,000 of the remaining balance outstanding under the bridge facility using $288,750 in net proceeds from the Two-Year term facility (discussed below), $109,200 in net proceeds of the sale of Series A Preference Shares (See Note 16), $129,734 in net proceeds of the sale of the Series B Preference Shares (See Note 16) and $129,733 in net proceeds of the sale of the Convertible Senior Notes (discussed below), and $292,583 of cash. Additional costs of $11,400 have been recorded related to the issuance of the Series A Preference Shares, Series B Preference Shares, Convertible Senior Notes and the Two-Year term facility. On November 24, 2008, the Company paid the remaining outstanding balance of $100,000 on the bridge facility which was due on December 12, 2008, terminating all remaining obligations under the bridge facility.

Liquidity Facility

Concurrent with the bridge facility discussed above, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.31% per annum, at the

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. In addition, the Company pays a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. In general terms, and subject to certain exceptions, the Company has agreed to maintain a consolidated tangible net worth of not less than $620,000 (plus 50% of the proceeds of certain equity offerings and 25% of the Company’s consolidated positive net income for each completed fiscal year), and the Company has agreed not to incur indebtedness through the Company’s subsidiaries exceeding 10% of the Company’s shareholders’ equity less goodwill and intangible assets, incur liens on its assets, merge or consolidate with (or dispose of substantially all of the Company’s assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If the Company fails to pay any amount when due under the facility or to comply with its other requirements, if the Company fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In June 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the bridge facility. In connection with this drawdown, the Company agreed to increase the interest rate margin by 1.10% per annum on the $500,000 outstanding. Other outstanding amounts under the liquidity facility bear interest with a margin of 0.31%. The increase prior to the scheduled maturity date in June 15, 2012 only applies to the existing amount outstanding under the liquidity facility and future borrowings under the facility will remain unchanged from the pricing structure outlined above. As of December 31, 2008 and March 31, 2008, $642,500 and $150,000, respectively, were outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company does not intend to pay $500,000 of the amount outstanding at December 31, 2008 under the liquidity facility prior to the maturity date of the liquidity facility. Accordingly, this amount has been classified as long-term borrowings in the Consolidated Balance Sheet. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75,000 under the liquidity facility filed for bankruptcy, and accordingly, the Company believes Lehman Brothers will not fund the balance of its loan commitment, which is $50,000.

The Company also had a 364-day revolving credit facility with a bank on an unsecured committed basis, which terminated and is no longer in place at December 31, 2008. As of December 31, 2008 and March 31, 2008, $0 and $96,000, respectively, was outstanding under these facilities.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Two-Year Term Facility

On July 18, 2008, the Company entered into a credit agreement with several banks that provides for a two-year, $300,000 unsecured term loan facility (the “Two-Year Term Facility”) intended to enable the Company to prepay loans under its bridge facility which were otherwise due and payable on December 12, 2008. Loans outstanding under the Two-Year Term Facility may be prepaid without penalty, subject to certain restrictions. Interest on any loan extended under the Two-Year Term Facility bears interest, at the option of the Company, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on the Company’s credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on the Company’s credit rating. The applicable margin will increase by 100 basis points on the first anniversary of the closing date, or July 18, 2009, and by 200 basis points on all overdue amounts. The Two-Year Term Facility contains customary representations and warranties, financial covenants including minimum net worth, a maximum leverage ratio of adjusted total indebtedness to interest expense, a maximum ratio of net cash capital to net liquid assets and a minimum ratio of net cash capital to net liquid assets and other customary covenants including limitations on material changes in lines of business, limitations on liens and indebtedness, certain restrictions on mergers and sales of property, compliance with laws, conduct of business and maintenance of existence, material licenses and membership, compliance with regulatory capital standards and restrictions on use of proceeds. If the Company fails to pay any amount when due under the Two-Year Term Facility, if any other outstanding debt with an aggregate principal amount exceeding $50,000 is accelerated or not paid when due, upon certain events of bankruptcy or liquidation of the Company or certain of its subsidiaries or upon a change of control or ownership, an event of default will occur under the Two-Year Term Facility. In connection with its entry into the Two-Year Term Facility, the Company has paid a total of $12,600 in fees to several banks that are parties to the Two-Year Term Facility. Pursuant to the loan agreement, the Company also paid an additional one time underwriting fee to such banks of $1,200 on December 15, 2008.

On July 18, 2008, the Company borrowed $300,000 under the Two-Year Term Facility, and $288,750 of the proceeds were used to repay a portion of the Company’s bridge facility. On August 7, 2008, the proceeds of $60,000 from the additional sale of Convertible Notes were used to pay down a portion of the Two-Year Term Facility. At December 31, 2008, the Two-Year Term Facility had an outstanding balance of $240,000 which will come due on July 16, 2010.

At December 31, 2008, the Company is in compliance with all debt covenants related to the liquidity and Two-Year Term facilities.

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

The Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an exercise price equal to the price per common share at the date of grant. Restricted share units vest in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were issued to employees at the IPO, which vested in full after one year, following the IPO, subject to continued employment. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and presented in Employee Compensation related to non-recurring IPO awards within the Consolidated and Combined Statements of Operations.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R) “Share-Based Payment”. Net income for the three and nine months ended December 31, 2008 and 2007 includes the following related to the Company’s stock-based compensation arrangements:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$7,727	$9,212	$26,174	$19,158
Employee compensation related to non-recurring IPO awards	4,713	18,853	39,694	33,871

Total	$12,440	$28,065	$65,868	$53,029

Income tax benefits	$4,263	$9,823	$20,663	$18,560

The Company has no pool of windfall tax benefits. The Company has deferred tax assets recorded on its Consolidated Balance Sheets related to stock compensation awards issued in connection with the IPO. Due to recent declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value.

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

	Nine months ended December 31,
	2008	2007
Expected volatility	43.7%	32.0%
Risk free interest rate	3.1%	4.9%
Expected dividend yield	0.0%	0.0%
Expected term	4.5 years	4.5 years

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The following tables summarize activity for the Company’s plans for the nine months ended December 31, 2008:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2008	10,883,308	$30.00	6.3	$—
Granted	2,703,695	11.31	—
Forfeited and cancelled	2,974,096	29.40	—

Stock options outstanding as of December 31, 2008	10,612,907	25.40	5.8
Stock options expected to vest as of December 31, 2008	10,065,968	25.61	5.8
Stock options exercisable at December 31, 2008	2,874,120	$29.96	5.5	$—

The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2008 and 2007 was $4.29 and $10.45, respectively. No options were exercised during the nine months ended December 31, 2008 and 2007.

	Restricted Share Units
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2008	7,445,102	$30.01
Granted	1,008,361	11.79
Exercised	273,927	17.29
Forfeited	422,081	30.00

Nonvested as of December 31, 2008	7,757,455	$23.06
Total unrecognized compensation expense remaining	$70,635
Weighted-average years expected to be recognized over	1.6

	Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2008	421,535	$29.30
Granted	113,869	6.70
Vested	203,280	28.07
Forfeited	25,955	29.75

Nonvested as of December 31, 2008	306,169	21.56
Total unrecognized compensation expense remaining	$3,484
Weighted-average years expected to be recognized over	1.6

The Company has employee stock purchase plans in the U.S. and UK to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. In the UK, participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. These plans are accounted for as compensatory under SFAS No. 123(R). As of December 31, 2008, no shares were awarded from this plan.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Stock-based compensation issued by Man Group

Historically, certain of the Company’s employees were granted awards under several stock-based incentive plans established by Man Group and approved by Man Group’s Remuneration Committee. At the IPO, employees that held these awards were deemed to have terminated employment with Man Group as ‘good leavers’ and outstanding awards were treated in accordance with plan guidelines. The Company did not assume or convert Man Group awards into LTIP awards or into common shares of the Company. The information presented below for the nine months ended December 31, 2007 relates only to employees of the Company. Subsequent to the IPO, expenses on awards exercised related to these plans are being incurred by Man Group.

Net income for the three and nine months ended December 31, 2007 includes $0 and $22,764 of compensation costs, respectively, and $0 and $8,088 of income tax benefits, respectively, related to Man Group’s stock-based compensation arrangements through July 18, 2007. All of these compensation costs have been recorded in Employee compensation and benefits (excluding non-recurring IPO awards) within the unaudited Consolidated and Combined Statements of Operations. Certain stock-based compensation awards were classified as liabilities.

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

The following table summarizes activity for Man Group’s Executive Share Option plan for the nine months ended December 31, 2007:

	Options	Weighted- Average Exercise Price (per share) (1)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2007	1,767,948	$5.22	7.2	$10,100
Exercised	215,760	3.32	4.4	1,973
Vested at IPO (2)	1,552,188	5.59	—	—

Stock options outstanding as of December 31, 2007 (2)	—	—	—	—
Stock options vested and expected to vest as of December 31, 2007 (2)	—	—	—	—
Stock options exercisable at December 31, 2007 (2)	—	$—	—	$—

(1)	As Man Group plc shares trade in Pound Sterling, all exercise price information has been translated into U.S. dollars, using the relevant exchange rate during the year.
(2)	The Company has no further obligation for these awards. Awards vested at IPO are exercisable through Man Group plc.

During the nine months ended December 31, 2007, Man Group issued no stock option awards. The total intrinsic value of stock options exercised during the nine months ended December 31, 2007 was $1,973. During the nine months ended December 31, 2007, there were 215,760 stock options exercised with a $1,973 impact on cash flows from operations and financing activities.

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

The assumptions used for the nine months ended December 31, 2007 were as follows:

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

The grant date fair value of each option award has been estimated with the following weighted-average assumptions:

Nine months ended December 31, 2007
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

Performance Share Plan

Performance share awards, granted to selected senior employees and executive directors, are stock-based awards in which the number of shares ultimately received by the participant depends on Man Group’s achievement of a financial target. The financial target is based on Man Group’s average return on equity measured over three consecutive years, as defined by the plan. Participants are awarded shares in the plan by Man Group’s Remuneration Committee. Participants can also purchase Man Group shares using their cash bonus or by taking out a non-interest bearing loan with Man Group to further invest in the plan. Based on the shares awarded and shares purchased for further investment in the plan, participants are entitled to receive matching shares of Man Group stock if the financial target is met. All shares that are awarded through the plan vest over three to four years, but lapse if the financial target is not met for the three year measurement period. The amount of Man Group stock matched to shares in the plan ranges from 0% to 100%, depending on the degree Man Group achieved the financial target.

At the IPO, all outstanding performance share awards were allocated to participants on a pro-rata basis (based on service during the three-year performance period) and the remaining share awards were forfeited. As a result of the IPO, the holding periods applicable to shares purchased by employees lapsed and the shares became freely tradable, subject to certain restrictions. Underlying Man Group shares will be delivered subject to the achievement of certain performance criteria.

During the nine months ended December 31, 2007, no shares were purchased by participants for additional investment in the plan. During the nine months ended December 31, 2007, Man Group issued no performance share awards to employees of the Company.

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

As a result of the IPO, the holding periods applicable to shares purchased by employees lapsed and the shares became freely tradable, subject to certain restrictions. Outstanding matching shares awarded to employees vested on a pro-rata basis as of the IPO, and were exercisable for nine months after the IPO. The remaining matching shares have been forfeited.

During the nine months ended December 31, 2007, no shares were purchased by participants for additional investment in the Co-Investment plan. During the nine months ended December 31, 2007, Man Group issued no matching share awards to employees of the Company.

A summary of the activity of performance share awards and matching Co-Investment plan shares as of December 31, 2007 and changes during the nine month period then ended is presented below:

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

Employee Stock Purchase Plans

In accordance with local tax regulations in the UK and U.S., Man Group sponsors two employee stock purchase plans, which allow all employees to invest funds within the plan, that contain an option to purchase shares of Man Group stock at a discount, subject to certain terms and conditions. Participants in the UK can invest in the plan over 3 or 5 years, after which they are eligible to purchase shares at a 20% discount from the market value of Man Group stock when the investment in the plan was originally made. In the U.S., participants can invest in the plan for two years, after which they are eligible to purchase shares at a 15% discount from the market value of Man Group stock when the investment in the plan was originally made. In the U.S. plan, once vested, participants have the option of receiving cash or shares of Man Group stock within one year. If Man Group stock is selected, participants are required to hold the shares for one additional year.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. UK employees continued to be eligible to participate in this plan for nine months after the IPO and shares purchased under the plan became freely transferable. During the nine months ended December 31, 2007 the Company issued 270,949 shares under the employee stock purchase plan at an average option price of $9.43 per share.

Note 10: Income Taxes

Effective income tax rate

The effective income tax rate for the three and nine months ended December 31, 2008 was approximately 25.8% and 31.2%, respectively, as compared to approximately 36.9% and 82.8% for the three and nine months ended December 31, 2007. The effective tax rate for the quarter ended December 31, 2008 includes the effects of certain non-recurring costs and one-time gains as well as the impact of the receipt of insurance proceeds, a lower share price on equity compensation awards granted at IPO and adjustments to previously-booked tax expense relating to the Company’s separation from Man Group. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the quarter ended December 31, 2008 was approximately 31.8%.

Uncertain Tax Positions

As of March 31, 2008, the Company had total unrecognized tax benefits of $26,078. For the nine months ended December 31, 2008, the Company decreased gross unrecognized tax benefits taken in a prior period by $1,205 as a result of expiring statutes of limitations and decreased gross unrecognized tax benefits taken in the current period by $2,079 as a result of an internal restructuring prior to the IPO. The company increased gross unrecognized tax benefits by $16,235 which includes $944 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $39,029 would, if recognized, affect the Company’s effective income tax rate in future periods. Within the next 12 months it is expected that the amount of gross unrecognized tax benefits will be impacted by unrecognized benefits arising in the ordinary course of business.

Note 11: Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and EITF 03-6 “Participating Securities and the Two-Class Method”. The Company’s Series A Preference Shares are participating securities whereby the holder participates in undistributed earnings with common shareholders.

The numerator for Basic EPS is net income, reduced by an allocation of earnings between common shareholders and the Series A Preference Shares holder, based on their respective rights to receive dividends on the Company’s common stock as well as any undeclared dividends for the Series A Preference Shares where the shareholder has a cumulative right to dividends. This is then reduced by dividends declared for the Series B Preference Shares. The denominator for Basic EPS is the weighted average number of common shares outstanding. If dilutive, the numerator for Diluted EPS is net income after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average number of common shares outstanding with the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preference Shares, if dilutive, in accordance with the if-converted method.

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2008 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The computation of earnings per share is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Basic and diluted earnings per share:
Numerator:
Net income	$39,021	$31,218	$63,065	$13,523
Less: Dividends declared for Series A Preference Shares	(4,022)	—	(5,228)	—
Cumulative and participating dividends	(3,180)	—	(7,123)	—
Dividends declared on Series B Preference Shares	(3,656)	—	(5,688)	—

Net income applicable to common shareholders	$28,163	$31,218	$45,026	$13,523

Denominator for basic calculation:
Basic weighted average common shares outstanding	121,790,111	119,671,881	120,782,144	113,367,329

Denominator for diluted calculation:
Basic weighted average common shares outstanding	121,790,111	119,671,881	120,782,144	113,367,329
Effect for dilutive securities	—	21,101	—	5,564

Diluted weighted average common shares outstanding	121,790,111	119,692,982	120,782,144	113,372,893

Basic earnings per share	$0.23	$0.26	$0.37	$0.12
Diluted earnings per share	$0.23	$0.26	$0.37	$0.12

The weighted average number of common shares outstanding for periods prior to the Reorganization and Separation is calculated using the common stock outstanding immediately following the Reorganization and Separation.

Diluted earnings per share is the same as basic earnings per share for all periods presented as the impact of outstanding stock awards, Convertible Notes, and Series A and Series B Preference Shares is anti-dilutive. The Convertible Notes, and Series A and Series B Preference Shares are weighted based on the period outstanding during the respective period presented. The following table presents the potential shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Restricted shares units	8,024,275	7,928,488	8,024,275	7,944,025
Stock options	10,612,907	11,468,817	10,612,907	11,468,817
9.0% Convertible Notes	20,095,694	—	12,809,047	—
Series B Preference Shares	14,354,067	—	9,865,159	—
Series A Preference Shares	12,000,000	—	7,243,636	—

Total	65,086,943	19,397,305	48,555,024	19,412,842

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are members, and other local regulatory bodies, as applicable.

One of the Company’s subsidiaries, MF Global Inc, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At December 31, 2008, the Company had net capital, as defined, of $706,655, which was $386,621 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At December 31, 2008, the Company was in compliance with all of these provisions.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

In accordance with the rules of the FSA in the UK, the Company’s FSA-regulated subsidiaries must comply with financial resources requirements, which since January 1, 2008, are subject to the requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity.

At December 31, 2008, the Company’s FSA-regulated subsidiaries had financial resources in total, as defined, of $830,486, resource requirements of $213,774, and excess financial resources of $616,712. The Company is currently in discussion with the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at December 31 and March 31, 2008.

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

•

Retention of Consultants. The Company’s Nominating and Corporate Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, the Company on matters relating to the unauthorized trading incident. FTI Consultants advised on technology-related matters and Promontory Financial Group advised on policies and procedures in the risk aspects of the Company’s business.

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

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. In connection with this investigation, the Company has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and the Company with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against the Company or its broker. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action.” This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, the Company’s U.S. operating subsidiary, and seven of its employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by the Company for PAAF. The receiver, in his complaint, alleged among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. The Company, and its employees, denied all material allegations of the complaint. Although the complaint did not quantify the exact amount of damages sought, the amount claimed was estimated to be approximately $175,000 (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter was, by judicial order, replaced by a “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of the Company’s employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against the Company were substantially similar to those in the initial complaint. On December 3, 2007, the Company entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, the Company paid $69,000, plus $6,000 of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice.

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

As a result of discussions leading to this settlement, the Company recorded an expense of $76,814 in fiscal 2008. The Company’s insurance carriers were notified of the settlement agreement (together with amounts paid thereunder) and of its associated defense costs in the PAAMCo-related litigation. In that regard, the Company instituted a dispute resolution procedure against insurers under its insurance contract. On October 23, 2008, the Company and its insurers entered into a settlement agreement pursuant to which the Company received $75,000 from insurers in full settlement of all of its claims against insurers in the PAAF matter. Excluding previously recovered amounts, the Company has recognized $62,000 in insurance proceeds in its financial statements for the quarter ended December 31, 2008.

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

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from, and trading in, accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200 as to one claimant and a net of $240 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000 in compensatory damages and $12,000 in punitive damages. During the quarter ended September 30, 2008, the FINRA arbitration was settled for an aggregate of $800.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3,700 (approximately $5,300) in damages and speculative claims, including claims for lost profits, of up to an additional £87,000 (approximately $125,400). Mediation began in April 2008 but has not been successful and a trial has been set for March 2009. At this time, it is not possible to determine the ultimate resolution of this matter. An accrual of £348 (approximately $500) has been provided in connection with this litigation, which is the Company’s best estimate.

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

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Hobart Securities

The Company is in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). The Company exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2,500 (approximately $3,600) of other Dawnay, Day companies with accounts at MF Global. DDCM instituted legal proceedings seeking to have the Company reverse the £2,500 set-off, with DDCM claiming that the Company was not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. During the quarter ended December 31, 2008, the Company settled the matter by retaining £500 (approximately $700) and paying the plaintiff £2,000 (approximately $2,900).

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Class Action Suit

The Company and certain of the Company’s executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purports to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, seeks to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to the Company’s financial results and projections and capital structure. The Company has filed a motion to dismiss which the court has granted. The litigation is in its early stages, and the Company believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”). The letter alleges that the Company’s UK affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This potential litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of December 31, 2008, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of December 31, 2008 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

Lines of Credit

The Company has a $1,500,000 five-year unsecured committed revolving liquidity facility. The Company also had a 364-day revolving credit facility with a bank on an unsecured committed basis, which terminated and is no longer in place as of December 31, 2008. As of December 31, 2008 and March 31, 2008, $0 and $96,000, respectively, were outstanding under the 364-day facility. See Note 8 for further details.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

The Company also has other committed and uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of December 31, 2008, the Company had $31,000 of issued letters of credit.

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

Each region’s contribution to the consolidated and combined amounts is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues, net of interest and transaction-based expenses:
North America	$286,471	$195,966	$650,160	$545,665
Europe	102,613	159,734	391,431	531,375
Rest of World	32,937	62,738	127,972	151,305

Total	$422,021	$418,438	$1,169,563	$1,228,345

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and nine months ended December 31, 2008 and 2007. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group holds an investment of approximately 18.5% in the Company and as such is considered a related party for the period ended December 31, 2008.

The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

The Company earns sublease income from Man Group for its use of certain office space. In addition, Man Group also charges lease expense to the Company for the use of office space.

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the three and nine months ended December 31, 2008, and 2007 are summarized as follows:

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues
Cleared commissions	$1,738	$6,221	$11,437	$16,839
Interest income	463	85	661	245

Total revenues	2,201	6,306	12,098	17,084
Less: Interest expense	4,960	16,890	19,119	43,362

Revenues, net of interest and transaction-based expenses	(2,759)	(10,584)	(7,021)	(26,278)

Expenses
Employee compensation and benefits	850	1,553	850	28,838
Communications and technology	119	578	854	1,273
Occupancy and equipment costs	2,694	3,126	4,969	5,706
Professional fees	—	922	3,346	1,845
General and other	786	581	2,646	922

Total non-interest expenses	4,449	6,760	12,665	38,584

Interest on borrowings	—	—	—	5,353

Gains on exchange seats and shares	—	—	—	97,907

Total, net	$(7,208)	$(17,344)	$(19,686)	$27,692

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

In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transitional period. The Company believes that these agreements contain commercially reasonable terms that could have been negotiated with an independent third party. As of December 31, 2008, all such services had terminated with the exception of office services. The service agreement for office services will continue as long as the Company leases office space from Man Group.

The Company also entered into a master separation agreement with Man Group that governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access, and confidentiality. Further, Man Group has agreed to indemnify the Company against certain litigation and tax matters. During the nine months ended December 31, 2008, Man Group paid the Company $3,200 related to the tax indemnity agreement recognized in APIC. The Company also received $62,128 in insurance proceeds from Man Group related to the PAAF matter under the legal indemnity agreement.

The Company had receivables with Man Group of $282 and $716 at December 31 and March 31, 2008, respectively. In addition, the Company had payables with Man Group of $2,211 and $12,921 at December 31 and March 31, 2008, respectively.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 16: Convertible Preference Shares

Non-cumulative Convertible Preference Shares, Series B

On June 25, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”). The Company pays dividends on the Series B Preference Shares, when, as and if declared by its board of directors, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15, commencing on August 15, 2008. Dividends on the Series B Preference Shares are not cumulative and may be paid in cash, common shares or both.

The Series B Preference Shares are convertible, at the holder’s option, at any time, initially into 9.5694 Common Shares based on an initial conversion price of approximately $10.45 per share, subject to specified adjustments. The conversion rate will also be adjusted upon the occurrence of certain make-whole acquisition transactions and other events. On or after July 1, 2018, if the closing price of the Company’s common shares exceeds 250% of the then-prevailing conversion price for 20 trading days during any consecutive 30 trading day period, the Company may, at its option, cause the Series B Preference Shares to be automatically converted into common shares at the then-prevailing conversion price. There is no beneficial conversion feature to be recognized at the issuance date of the Series B Preference Shares, however, given certain conditions, a beneficial conversion feature could be recognized in the future.

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

Cumulative Convertible Preference Shares, Series A

On July 18, 2008, the Company completed the issuance and sale $150,000 in aggregate liquidation preference of its Cumulative Convertible Preference Shares, Series A (the “Series A Preference Shares”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preference Shares to repay a portion of the Company’s bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its completed private offerings of Series B Preference Shares and Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preference Shares, from 6.0% to 10.725%. Shares are subject to additional resets if the Company issues any equity security, as defined in the agreement. The Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preference Shares rank senior to the Company’s common shares with respect to dividend rights and rights upon liquidation of the Company.

Under the terms of the Investment Agreement, J.C. Flowers agreed to purchase a minimum of 1,500 shares, for an aggregate value of $150,000 and up to a maximum of 3,000 shares, for an aggregate value of $300,000, of a newly authorized series of the Company’s convertible preference shares, designated as 6.0% Cumulative Convertible Series A Preference Shares at a stated offer price which was 100% of their liquidation amount or preference, i.e. $100 per share. The Series A Preference Shares are convertible any time, at the option of the holder, into eight of the Company’s common shares, representing an initial conversion price of $12.50 per share.

Subject to certain exceptions, none of the Series A Preference Shares sold to J.C. Flowers may be transferred for a period of 12 months after closing and J.C. Flowers may not beneficially own 20% or more of the Company’s outstanding common shares for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, the Company also amended its shareholder rights plan to exclude J.C. Flowers (including any affiliate of J.C. Flowers), after the first time it becomes the beneficial owner of 15% or more of the Company’s common shares, and until such time as either it falls below the threshold or becomes the owner of 20% or more of the Company’s common shares, from the provision that triggers the shareholder rights plan when any person acquires 15% or more of the Company’s issued and outstanding common shares without approval of its board of directors.

The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A Preference Shares are cumulative at the rate of 10.725% per annum, payable in cash or common shares, at the Company’s option, and holders will participate in common share dividends, if any. Dividends are payable if, as and when determined by the Company’s board

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preference Shares become payable in full upon any conversion or any liquidation of the Company. The Company will not be permitted to pay any dividends on or to repurchase its common shares during any period when dividends on the Series A Preference Shares are in arrears. Holders will have the right to vote with holders of the common shares on an “as-converted” basis. The Company may require the holders to convert the shares at any time after May 15, 2013 when the closing price of the common shares exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, the Company sells common shares or securities convertible into or exercisable for common shares at a price less than the conversion price on the Series A Preference Shares, the Company will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at its option in cash or common shares. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), the Company sells any other series of preference shares with a dividend rate above 5.45%, the dividend rate on the Series A Preference Shares held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at the Company’s option in cash or common shares. In connection with the investment, J.C. Flowers was granted the right to appoint up to two directors to the Company’s Board of Directors. Pursuant to this right, on July 29, 2008, the Company appointed David I. Schamis to its board. In addition, if the Company fails to pay dividends on the Series A Preference Shares for six quarterly periods, whether or not consecutive, the Series A preference shareholders will have the right as a class to elect two additional directors to the Company’s board.

On July 29, 2008, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in the aggregate amount of $1,207 and $2,031, respectively. These dividends had a record date of August 5, 2008 and were paid on August 15, 2008. On October 28, 2008, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in the aggregate amount of $4,022 and $3,656, respectively. These dividends had a record date of November 1, 2008 and were paid on November 17, 2008. See also Note 18, Subsequent Events.

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

SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The impact of considering the Company’s own credit spreads when measuring the fair value of liabilities, including derivatives, did not have a material impact on its fair value measurements.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt and certificates of deposit, as well as over the counter forwards, swaps, and options.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are shares held due to the demutualization of exchanges.

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

The following table summarizes the Company’s financial assets and liabilities as of December 31, 2008, by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of December 31, 2008
Assets
Securities owned
U.S. government securities and federal agency obligations	$421,792	$4,011,519	$—	$—	$4,433,311
Corporate debt securities	—	251,646	—	—	251,646
Foreign government bonds	8,108	—	—	—	8,108
Equities	174,870	—	—	—	174,870
Shares held due to demutualization of exchanges	—	—	17,293	—	17,293
Other	1,852	166	—	—	2,018

Total securities owned (4)	$606,622	$4,263,331	$17,293	$—	$4,887,246

Derivative Assets
Futures transactions	$5,923,943	$—	$—	$(4,499,269)	$1,424,674
Foreign currency and other OTC derivative transactions	63,214	3,154,495	—	(3,073,811)	143,898

Total derivative assets (2)	5,987,157	3,154,495	—	(7,573,080)	1,568,572

Total assets at fair value	$6,593,779	$7,417,826	$17,293	$(7,573,080)	$6,455,818

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$307,341	$1,213,330	$—	$—	$1,520,671
Equities	91,706	—	—	—	91,706
Other	3,841	621	—	—	4,462

Total securities sold, not yet purchased	$402,888	$1,213,951	$—	$—	$1,616,839

Derivative liabilities
Futures transactions	$5,975,388	$—	$—	$(2,747,612)	$3,227,776
Foreign currency and other OTC derivative transactions	57,506	3,243,715	—	(2,349,873)	951,348

Total derivative liabilities (3)	6,032,894	3,243,715	—	(5,097,485)	4,179,124

Total liabilities at fair value	$6,435,782	$4,457,666	$—	$(5,097,485)	$5,795,963

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations. Excludes $2,564,997 within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(3)	Reflects derivative liabilities within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations. Excludes $8,119,639 within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(4)	Includes $2,089,267 of Securities owned which are held in segregation. These securities have been classified within Restricted Cash and Segregated Securities in the Consolidated Balance Sheet.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Changes in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in Principal transactions revenues in the Consolidated and Combined Statements of Operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products with a higher Level (either Level 1 or 2). The Company generally maintains a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the period for all financial assets and liabilities categorized as Level 3 as of the three and nine months ended December 31, 2008. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

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

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

	Three months ended December 31, 2008	Nine months ended December 31, 2008
Beginning balance	$18,300	$(42,543)
Total realized and unrealized gains and (losses)	(947)	(2,899)
Purchases, sales, issuances and settlements, net	(60)	66,332
Transfers in and (out) of Level 3	—	(3,597)

Balance as of December 31, 2008	$17,293	$17,293

The balance at December 31, 2008 is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Principal transactions on the Consolidated and Combined Statements of Operations. Purchases, sales and settlements represent Level 3 assets and liabilities that were either purchased, sold or settled during the period. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

Note 18: Subsequent Events

On January 30, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4,022 and $3,656, respectively. These dividends have a record date of February 5, 2009 and payment date of February 17, 2009.

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

Business Overview

We believe we are the leading intermediary offering customized solutions in global cash, derivatives and related markets. We provide our clients with fast, cost-effective trade execution and clearing services for derivative and cash products across a broad range of markets, including interest rates, equities, foreign exchange, energy and metals as well as agricultural and other commodities, throughout most of the world’s major financial centers. We provide our clients with market access through our brokers, relationships with introducing brokers and online trading platforms. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We have offices in New York, London, Chicago, Paris, Mumbai, Singapore, Sydney, Toronto, Tokyo, Hong Kong, Taipei, Dubai, and other locations. Our business is based on a diversified yet fully integrated business model that allows us to offer a variety of products across a broad range of markets, geographic regions and clients and through multiple distribution channels. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

We have experienced overall growth in transactions volumes in recent years as the result of increased volatility in many of the markets in which we operate. However, consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared decreased 18.2% from 492.3 million contracts in the three months ended December 31, 2007 to 402.5 million contracts in the three months ended December 31, 2008 and 3.2% from 1,493.5 million contracts in the nine months ended December 31, 2007 to 1,446.4 million contracts in the nine months ended December 31, 2008. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

We derive revenues from four main sources: commissions from agency execution; commissions from clearing services; markups from principal transactions, primarily consisting of client trades executed on a matched-principal basis; and net interest income on (i) cash balances in our clients’ accounts, most of which are maintained by our clearing clients to meet margin requirements as well as (ii) interest related to our fixed income and principal transactions activities.

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

Initial Public Offering

In July 2007, we completed our initial public offering, or IPO, of 97,379,765 of our common shares, all of which were sold by a subsidiary of Man Group at a price of $30 per share or retained by Man Group through one of its subsidiaries. We did not receive any proceeds from the sale of these common shares. Man Group currently retains approximately 18.5% of our common shares as of December 31, 2008.

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

Issuance of Cumulative Convertible Preference Shares and Backstop Commitment

We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of up to $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, on July 18, 2008, J.C. Flowers purchased $150.0 million in aggregate liquidation preference of a new series of equity securities in the form of cumulative convertible preference shares, Series A, or the Series A Preference Shares. See Note 16 to our unaudited consolidated and combined financial statements for further details.

Two-Year Term Facility

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”), which enabled us to prepay loans under our bridge facility that were otherwise due and payable on December 12, 2008. Borrowings under the Two-Year Term Facility expire July 16, 2010, of which $240 million is currently outstanding. See Note 8 to our unaudited consolidated and combined financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets during fiscal 2009. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation. In addition, the global equity markets have experienced significant declines, mortgage and corporate credit spreads have widened and the U.S. dollar has appreciated against the Euro and British pound. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear, the volatility in the principal markets in which we operate, as well as prevailing interest rates and spreads, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded, cash and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher prices do not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and/or cleared decreased 18.2% from 492.3 million contracts in the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

three months ended December 31, 2007 to 402.5 million contracts in the three months ended December 31, 2008 and increased 3.2% from 1,493.5 million contracts in the nine months ended December 31, 2007 to 1,446.4 million contracts in the nine months ended December 31, 2008. In recent periods, as volatility remained high, there was a decrease in professional trader volumes as these customers tend to reduce trading during periods of significant volatility.

All volume statistics presented herein for the three and nine months ended December 31, 2008 and 2007 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold as well as the duration of the portfolio of client balances invested. Client balances can be impacted by a variety of exogenous factors, including changes in margin requirements at exchanges, market volatility, declining asset values, such as has been experienced in the energy markets, as well as changes in the composition of margin. Clients, for example, may elect to deposit securities, rather than cash, as margin, which will result in a reduction in our client balances because the securities deposited as margin are not carried on our balance sheet. As a result of these exogenous factors, client balances fluctuate, often significantly, from day to day and may not be indicative of future business.

Our net interest income is also directly affected by principal transactions, such as fixed income, securities lending and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the volatility of spreads experienced during this quarter. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of the portfolio of client balances invested. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal Transactions, although it forms part of the return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt.

Fair Value of Financial Instruments

Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. These instruments include cash and derivative products that primarily represent our investment, trading and customer facilitation activities.

We adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. For financial instruments measured at fair value, changes in fair value are recognized in earnings within Principal transactions in the Consolidated and Combined Statements of Operations. Consistent with market convention, we mark our financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

Credit risk is a component of fair value and represents the loss we would incur if a counterparty or an issuer of securities or other instruments we hold fails to perform under its contractual obligations to us, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, we hold. To reduce our credit exposures in our operating activities, we generally enter into agreements with our counterparties that permit us to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. We monitor and manage our credit

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

exposures daily, as discussed in Item 3, Quantitative and Qualitative Disclosures about Market Risk. The impact of considering counterparty credit risk in the valuation of our assets and our own credit risk in the valuation of our liabilities , including derivatives, did not have a material impact on our fair value measurements.

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

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt, and certificates of deposit, as well as over the counter forwards, swaps, and options.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are shares held due to the demutualization of exchanges.

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

Changes in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in Principal transactions revenues in the Consolidated and Combined Statements of Operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products with a higher Level (either Level 1 or 2). We generally maintain a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Refer to Note 17, Fair Value Measurements for the analysis prepared as of December 31, 2008.

Results of Operations

Basis of Presentation

The unaudited consolidated financial statements for the three months ended December 31, 2008 represent our sixth reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with U.S. GAAP.

Our unaudited consolidated and combined financial statements include the carve-out accounts of Man Financial, the brokerage business of Man Group, and its majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations, assets and liabilities of the respective businesses. Our unaudited consolidated and combined financial statements may not necessarily reflect the results of operations, financial position and cash flows we would have achieved had we actually existed

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

on a stand-alone basis during the periods presented. Transactions between us and Man Group and entities that remain part of Man Group after the IPO, herein referred to as “related party” or “affiliated” transactions, have not been eliminated in combination, but all significant intercompany balances and transactions between the entities included in our unaudited consolidated and combined financial statements have been eliminated in consolidation and combination.

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

During the three months ended December 31, 2008, we identified errors in our financial statements for the year ended March 31, 2008 and the six months ended September 30, 2008. These errors related to the accrual for specific exchange and clearing fees and the accounting for the federal benefit of certain state taxes related to the spin-off of our operations from Man Group plc in connection with our IPO. The impact of the errors on net income for the year ended March 31, 2008 and the six months ended September 30, 2008 is an increase/ (decrease) of $4,853 and ($3,253), respectively. Of these March 31, 2008 amounts, $4,035 relates to the federal tax benefit associated with state and local taxes related to the one-time transaction of our spin-off from Man Group plc; and there is no impact of the tax benefit to net income for the six months ended September 30, 2008. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the respective reporting periods, our projected results for the current year, any prior year’s earnings, earnings trends, or financial statement line items. As a result, we have not adjusted any prior period amounts and have recorded a correction in our financial statements for the three months ended December 31, 2008 which increases net income by $1,994.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Nine Months ended December 31, 2008 Compared to the Nine Months ended December 31, 2007 (“Year to date results”):

	Nine months ended December 31,
(Amounts in millions except share data)	2008	2007	% Change
Revenues
Execution only commissions	$306.0	$354.9	(13.8)
Cleared commissions	1,023.4	1,089.0	(6.0)
Principal transactions	242.3	258.1	(6.1)
Interest income	772.5	3,037.1	(74.6)
Other	99.9	41.0	143.7

Total revenues	2,444.2	4,780.2	(48.9)

Interest and transaction-based expenses:
Interest expense	467.0	2,660.4	(82.4)
Execution and clearing fees	615.7	679.6	(9.4)
Sales commissions	191.9	211.9	(9.4)

Total interest and transaction-based expenses	1,274.6	3,551.9	(64.1)

Revenues, net of interest and transaction-based expenses	1,169.6	1,228.3	(4.8)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	642.5	696.4	(7.7)
Employee compensation related to non-recurring IPO awards	39.7	33.9	17.1
Communications and technology	92.1	87.4	5.4
Occupancy and equipment costs	33.6	26.3	27.8
Depreciation and amortization	42.3	39.0	8.5
Professional fees	69.0	48.1	43.5
General and other	76.3	66.4	14.9
PAAF legal settlement	—	76.8	(100.0)
IPO-related costs	17.1	51.7	(66.9)
Refco integration costs	0.7	2.4	(70.8)

Total other expenses	1,013.3	1,128.3	(10.2)

Gains on exchange seats and shares	14.2	83.5	(83.0)
Loss on extinguishment of debt	—	18.3	(100.0)
Interest on borrowings	54.3	52.2	4.0

Income before provision for income taxes	116.1	113.0	2.7
Provision for income taxes	36.3	93.6	(61.2)
Minority interests in income of combined companies (net of tax)	1.3	4.2	(69.0)
Equity in earnings of uncombined companies (net of tax)	(15.4)	(1.7)	805.9

Net income	$63.1	$13.5	367.4

Earnings per share:
Basic	$0.37	$0.12
Diluted	$0.37	$0.12
Weighted average number of common shares outstanding:
Basic	120,782,144	113,367,329
Diluted	120,782,144	113,372,893

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Three Months ended December 31, 2008 Compared to the Three Months ended December 31, 2007 (“Quarterly results”):

	Three months ended December 31,
(Amounts in millions except share data)	2008	2007	% Change
Revenues
Execution only commissions	$80.0	$108.4	(26.2)
Cleared commissions	278.6	372.5	(25.2)
Principal transactions	109.9	45.6	141.0
Interest income	154.4	786.6	(80.4)
Other	73.9	12.3	500.8

Total revenues	696.9	1,325.3	(47.4)

Interest and transaction-based expenses:
Interest expense	56.5	612.8	(90.8)
Execution and clearing fees	162.0	225.4	(28.1)
Sales commissions	56.4	68.8	(18.0)

Total interest and transaction-based expenses	274.8	906.9	(69.7)

Revenues, net of interest and transaction-based expenses	422.0	418.4	0.9

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	217.3	228.9	(5.1)
Employee compensation related to non-recurring
IPO awards	4.7	18.9	(75.1)
Communications and technology	28.2	32.3	(12.7)
Occupancy and equipment costs	12.1	9.0	34.4
Depreciation and amortization	14.1	13.6	3.7
Professional fees	19.0	16.2	17.3
General and other	29.5	21.5	37.2
PAAF legal settlement	—	7.8	(100.0)
IPO-related costs	6.4	4.4	45.5
Refco integration costs	0.2	0.4	(50.0)

Total other expenses	331.4	353.0	(6.1)

Gains on exchange seats and shares	(0.9)	9.2	(109.8)
Interest on borrowings	18.4	21.1	(12.8)

Income before provision for income taxes	71.3	53.7	32.8
Provision for income taxes	18.3	19.8	(7.6)
Minority interests in income of combined	0.1	2.0	(95.0)
Equity in earnings of uncombined companies (net of tax)	(13.8)	(0.6)	2,200.0

Net income	$39.0	$31.2	25.0

Earnings per share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26
Weighted average number of common shares outstanding:
Basic	121,790,111	119,671,881
Diluted	121,790,111	119,692,982

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overview Year to Date Results

Revenues, net of interest and transaction-based expenses, decreased 4.8%, or $58.7 million, from $1,228.3 million for the nine months ended December 31, 2007 to $1,169.6 million for the nine months ended December 31, 2008. Our total volumes of executed and/or cleared exchange-traded futures and option transactions decreased 3.2% during the period from 1,493.5 million contracts for the nine months ended December 31, 2007 to 1,446.4 million contracts for the nine months ended December 31, 2008. The decrease of 47.1 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and regions, especially our professional trader volumes, as these customers tend to reduce trading during periods of significant volatility. The decrease is also reflective of the significant volumes experienced last year during this period. There were also decreases in execution-only commissions and principal transactions revenues due to reduced activity in interest rate products, equities and private clients, in addition to lower net interest generated from client funds due to declining interest rates and the narrowing of short-term credit spreads coupled with the reduced duration in the investment of client funds. Despite these decreases, principal transactions and net interest generated from principal transactions and related financings increased by $37.4 million due to the mark-to-market gains on the investment of client funds in the agency portfolio. See “—Supplementary Data” for further details. Other revenues also increased $58.9 million primarily as a result of an insurance reimbursement relating to the PAAF litigation settlement.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $115.0 million, or 10.2%, to $1,013.3 million for the nine months ended December 31, 2008 from $1,128.3 million for the nine months ended December 31, 2007. The decrease was primarily due to a reduction of $53.9 million in employee compensation and benefits (excluding non-recurring IPO awards) reflecting lower net revenues, reduction of $76.8 million of expense related to the fiscal 2008 PAAF litigation settlement and a reduction of $36.3 million related to lower IPO-related and Refco integration costs. These reductions were offset by increases of $5.8 million of stock-based compensation expense on our equity awards issued in connection with the IPO, $7.0 million in professional fees incurred in connection with a broker-related loss, and $13.9 million incremental professional fees comprised of audit fees, legal fees, and other consulting fees incurred as a stand-alone public company with enhanced reporting and regulatory requirements. The decrease in other expenses was also offset by $25.2 million in increased expenses relating to communications and technology, occupancy and equipment, and depreciation and amortization, all generated by the growth in our business and our infrastructure.

Income before provision for income taxes increased $3.1 million, or 2.7%, to $116.1 million for the nine months ended December 31, 2008 from $113.0 million for the nine months ended December 31, 2007. The increases in revenues and expenses discussed above, were offset by a decrease of $69.3 million from gains previously earned on exchange seats and shares which were sold in connection with the IPO last year and a decrease of $18.3 million from the loss on extinguishment of debt in fiscal 2008.

Net income increased $49.6 million to $63.1 million for the nine months ended December 31, 2008 from $13.5 million for the nine months ended December 31, 2007. Net income was impacted by the recurring and non-recurring items discussed above as well as a decrease in tax rates and the non-recurring $59.5 million one time tax charge triggered by the IPO in fiscal 2008 on an internal reorganization conducted by Man Group during a period prior to the Separation.

Overview Quarterly Results

Revenues, net of interest and transaction-based expenses, slightly increased 0.9%, or $3.6 million, from $418.4 million for the three months ended December 31, 2007 to $422.0 million for the three months ended December 31, 2008. Despite this increase, our total volumes of executed and cleared exchange-traded futures and option transactions decreased 18.2% during the period from 492.3 million contracts for the three months ended December 31, 2007 to 402.5 million contracts for the three months ended December 31, 2008 resulting in decreased execution and clearing revenues, net of execution and clearing fees. The decrease of 89.8 million contracts in our total volumes of executed and cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and regions, most notably our professional trader volumes, as these customers tend to reduce trading during periods of significant volatility. The decrease is also reflective of the significant volumes experienced last year during this quarter. During the three months ended December 31, 2008, there was also an increase in other revenues of $61.6 million primarily as a result of the insurance reimbursement relating to the PAAF litigation settlement mentioned above.

Our other expenses, which refer to expenses other than interest and transaction-based expenses, decreased $21.6 million, or 6.1%, to $331.4 million for the three months ended December 31, 2008 from $353.0 million for the three months ended December 31, 2007. The decrease was primarily due to a reduction of $11.6 million in employee compensation and benefits (excluding non-

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

recurring IPO awards) reflecting lower net revenues, $7.8 million of expense related to the fiscal 2008 PAAF litigation settlement incurred last year, $14.2 million of stock-based compensation expense on our equity awards issued in connection with the IPO, $4.1 million reduction relating to communications and technology from lower volumes and $0.2 million related to lower Refco integration costs. These decreases were offset by $2.6 million incremental professional fees reflecting increased audit fees, legal fees, and other consulting fees incurred as a stand-alone public company with enhanced reporting and regulatory requirements. The decrease in expenses was also offset by $13.5 million in increased expenses relating to occupancy and equipment, depreciation and amortization and general and other, generated by the growth in our infrastructure.

Income before provision for income taxes increased $17.6 million, or 32.8%, to $71.3 million for the three months ended December 31, 2008 from $53.7 million for the three months ended December 31, 2007. This increase was mainly due to increased net revenues, the decreased expenses noted above, a decrease of $10.1 million from gains previously earned on exchange seats and shares and a decrease of $2.7 million from interest on borrowings.

Net income increased $7.8 million to $39.0 million for the three months ended December 31, 2008 from $31.2 million for the three months ended December 31, 2007. Net income is impacted by the recurring and non-recurring items discussed above as well as a decrease in our overall effective tax rate.

Revenues

Execution-only Commissions

Year to Date Results

Execution-only commissions decreased $48.9 million, or 13.8%, to $306.0 million for the nine months ended December 31, 2008 from $354.9 million for the nine months ended December 31, 2007, although our volume of execution-only exchange-traded futures and options transactions increased 2.3% from 414.1 million contracts for the nine months ended December 31, 2007 to 423.7 million contracts for the nine months ended December 31, 2008. The slight increase in our transaction volumes was primarily driven by our continued global leadership on most of the major derivatives exchanges as well as an increase in overall market volatility. The decrease in execution-only commissions was attributed to reductions in equity businesses as a result of declining stock market values in Europe and India upon which execution-only commissions are calculated and decreases in trading in interest rate products, commodities and private clients which are not always driven by values. Our decrease in execution-only commissions for the nine months ended December 31, 2008, was also due to the continuing self-execution of trades by clients on NYMEX as they shift from floor based to screen based executions and rate decreases due to larger institutional customers affected by market turmoil which led to a decrease in our execution-only commissions for the nine months ended December 31, 2008.

Quarterly Results

Execution-only commissions decreased $28.4 million, or 26.2%, to $80.0 million for the three months ended December 31, 2008 from $108.4 million for the three months ended December 31, 2007. This decrease was due to a 4.7% decrease in our volume of execution-only exchange-traded futures and options transactions from 131.3 million contracts for the three months ended December 31, 2007 to 125.1 million contracts for the three months ended December 31, 2008. The decrease in our transaction volumes and revenues was primarily driven by declines in interest rate products, equity options and private clients. There has been increased self-execution of trades by clients on NYMEX as they shifted from floor based to screen based executions, declining stock market values in India and Europe upon which commissions are calculated and commission rate decreases due to larger institutional customers affected by market turmoil. We also saw reduced volumes due to middle market and smaller clients, which tend to be more profitable, backing away from the unprecedented volatility.

Cleared Commissions

Year to Date Results

Cleared commissions decreased $65.6 million, or 6.0%, to $1,023.4 million for the nine months ended December 31, 2008 from $1,089.0 million for the nine months ended December 31, 2007. This decrease was primarily due to a corresponding decrease of 5.3% in our volume of cleared exchange-traded futures and options transactions from 1,079.4 million contracts for the nine months ended December 31, 2007 to 1,022.7 million contracts for the nine months ended December 31, 2008. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions, especially with professional trader volumes decreasing as these customers tend to reduce trading during periods of significant volatility.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Cleared commissions decreased $93.9 million, or 25.2%, to $278.6 million for the three months ended December 31, 2008 from $372.5 million for the three months ended December 31, 2007. Our volume of cleared exchange-traded futures and options transactions decreased 23.2% from 361.0 million contracts for the three months ended December 31, 2007 to 277.4 million contracts for the three months ended December 31, 2008. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions, however we experienced a higher decrease among professional traders as these customers tend to reduce trading during significant volatility. These fluctuations may continue as the mix of customers, products and geography changes.

Principal Transactions

Year to Date Results

Principal transactions decreased $15.8 million, or 6.1%, to $242.3 million for the nine months ended December 31, 2008 from $258.1 million for the nine months ended December 31, 2007. Principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income was $112.8 million for the nine months ended December 31, 2008 as compared to $59.6 million for the nine months ended December 31, 2007. When factoring in this net interest income, which is how Management views the business, principal transactions revenues increased $37.4 million, or 11.8%, to $355.1 million for the nine months ended December 31, 2008 from $317.7 million for the nine months ended December 31, 2007. The increase in principal transactions was primarily attributable to the mark-to-market gains on the investment of client funds in our agency portfolio as well as an increase in fixed income transactions resulting from wider spreads and significant trading from new customers. These increases were offset by reduced matched principal brokerage in energy and agriculture markets. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Quarterly Results

Principal transactions increased $64.3 million, or 141.0%, to $109.9 million for the three months ended December 31, 2008 from $45.6 million for the three months ended December 31, 2007. Principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income increased slightly to $51.4 million for the three months ended December 31, 2008 as compared to $51.1 million for the three months ended December 31, 2007. When factoring in this net interest income, which is how Management views the business, principal transactions revenues increased $64.6 million, or 66.8%, to $161.3 million for the three months ended December 31, 2008 from $96.7 million for the three months ended December 31, 2007. The increase in principal transactions was primarily attributed to the mark-to-market gains on the investment of client funds in our agency portfolio as well as an increase in fixed income transactions resulting from wider spreads and significant trading from new customers. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, decreased $71.4 million, or 18.9%, to $305.4 million for the nine months ended December 31, 2008 from $376.8 million for the nine months ended December 31, 2007. This decrease was primarily due to declining interest rates offset by an increase in net interest generated from principal transactions, related financing transactions and the impact of equity swaps. The average federal funds rate in the United States decreased from 4.73% during the nine months ended December 31, 2007 to 1.30% during the nine months ended December 31, 2008. Net interest from client funds and excess cash decreased 39.3% from $317.2 million for the nine months ended December 31, 2007 to $192.6 million for the nine months ended December 31, 2008 due to (i) reduced rates earned on excess cash during the nine months ended December 31, 2008, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash, consistent with the trend in the market, to increase liquidity during these volatile times. Despite the decreases mentioned above, the decline in interest income, net, was offset by an 89.3% increase in net interest generated from principal transactions, related financings transactions and equity swaps from $59.6 million for the nine months ended December 31, 2007 to $112.8 million for the nine months ended December 31, 2008. This was due to the wide spreads benefiting our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities. See “— Supplementary Data” for further information on the components of net interest income.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Interest income, net, decreased $75.9 million, or 43.7%, to $97.9 million for the three months ended December 31, 2008 from $173.8 million for the three months ended December 31, 2007. This decrease was primarily due to declining interest rates. The average federal funds rate in the United States decreased from 3.75% during the three months ended December 31, 2007 to 0.4% during the three months ended December 31, 2008. Net interest from client funds and excess cash decreased 62.1% from $122.7 million for the three months ended December 31, 2007 to $46.5 million for the three months ended December 31, 2008 due to reduced rates experienced in the quarter and narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances to ensure we had significant liquidity in the current volatile environment to meet client needs. The decrease in interest income, net, was offset by wider spreads benefiting our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities. Although net interest generated from principal transactions and related financing transactions only increased slightly from $51.1 million for the three months ended December 31, 2007 to $51.4 million for the three months ended December 31, 2008, our fixed income activities benefited from wider spreads as the disconnect in the markets provided opportunities for our independent broker model. See “—Supplementary Data” for further information on the components of net interest income.

Other Revenues

Year to Date Results

Other revenues increased $58.9 million, or 143.7%, to $99.9 million for the nine months ended December 31, 2008 compared to $41.0 million for the nine months ended December 31, 2007. This increase is primarily due to the one time PAAF litigation settlement reimbursement of $62.1 million received in this quarter. In the absence of this settlement, other revenues decreased $3.2 million, or 7.8% reflecting the decrease in trading volumes resulting in decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services. These fees included fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Quarterly Results

Other revenues increased $61.6 million, or 500.8%, to $73.9 million for the three months ended December 31, 2008 compared to $12.3 million for the three months ended December 31, 2007. This increase is primarily due the one time PAAF litigation settlement reimbursement of $62.1 million received in this quarter. In the absence of this settlement, other revenues decreased $0.5 million, or 4.1%. The three months ended December 31, 2008 include recharges to clients for local taxes in certain European markets, numerous ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services and fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees decreased $63.9 million, or 9.4%, to $615.7 million for the nine months ended December 31, 2008 from $679.6 million for the nine months ended December 31, 2007, consistent with the corresponding decrease in execution only and clearing commissions. There was a 3.2% decrease in our volume of executed and cleared exchange-traded futures and options transactions from 1,493.5 million contracts for the nine months ended December 31, 2007 to 1,446.4 million contracts for the nine months ended December 31, 2008. Our execution and clearing fees are not fixed, but are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, of 0.9% and 0.6% of revenues, net of interest and transaction based expenses, for the nine months ended December 31, 2007 and 2008, respectively.

Quarterly Results

Execution and clearing fees decreased $63.4 million, or 28.1%, to $162.0 million for the three months ended December 31, 2008 from $225.4 million for the three months ended December 31, 2007. This decrease was primarily due to a 18.2% decrease in our

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

volume of executed and cleared exchange-traded futures and options transactions from 492.3 million contracts for the three months ended December 31, 2007 to 402.5 million contracts for the three months ended December 31, 2008. Over this quarter, we experienced decreased transaction volumes in most of our principal markets, products and geographic regions, which contributed, in turn, to our decrease in execution and clearing fees. Our execution and clearing fees are not fixed, but are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, of 1.2% and 0.2% of revenues, net of interest and transaction based expenses, for the three months ended December 31, 2007 and 2008, respectively.

Sales Commissions

Year to Date Results

Sales commissions decreased $20.0 million, or 9.4%, to $191.9 million for the nine months ended December 31, 2008 from $211.9 million for the nine months ended December 31, 2007. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all changes to volumes do not impact sales commissions.

Quarterly Results

Sales commissions decreased $12.4 million, or 18.0%, to $56.4 million for the three months ended December 31, 2008 from $68.8 million for the three months ended December 31, 2007. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all changes to volumes do not impact sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

Year to Date Results

These expenses refer to all employee compensation including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits excluding IPO awards decreased $53.9 million, or 7.7%, to $642.5 million for the nine months ended December 31, 2008 from $696.4 million for the nine months ended December 31, 2007. This decrease was primarily due to decreases in variable compensation paid to employees based on sales, volume and profit contributions, offset in part by incremental payroll expenses due to increased headcount as well as termination expenses of $28.2 million, primarily related to our senior executives. In addition, $14.6 million of the decrease related to the non-recurring accelerated vesting charge of predecessor Man Group stock-based compensation awards recognized during the nine months ended December 31, 2007. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 43.9% for the nine months ended December 31, 2008 as compared to 37.4% for the nine months ended December 31, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 54.9% for the nine months ended December 31, 2008 from 56.7% for the nine months ended December 31, 2007. Excluding termination costs, employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction based expenses was 52.5%. Excluding termination costs, the ratio of fixed front and back office compensation as a percentage of total employee compensation and benefits excluding IPO awards was 41.3% in the nine months ended December 31, 2008.

Quarterly Results

These expenses refer to all employee compensation; including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards decreased $11.6 million, or 5.1%, to $217.3 million for the three months ended December 31, 2008 from $228.9 million for the three months ended December 31, 2007. This decrease was primarily due to decreases in variable compensation paid to employees based on sales volumes and profit contributions, offset in part by incremental payroll expenses due to increased headcount as well as termination expenses of $11.7 million relating to our senior executives, primarily our former CEO. Fixed front and back office

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

compensation as a percentage of total employee compensation and benefits was 41.3% for the three months ended December 31, 2008 as compared to 36.7% for the three months ended December 31, 2007. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 51.5% for the three months ended December 31, 2008 from 54.7% for the three months ended December 31, 2007. Excluding termination costs, employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction based expenses was 48.7%. Excluding termination costs, the ratio of fixed front and back office compensation as a percentage of total employee compensation and benefits excluding IPO awards was 38.0% in the three months ended December 31, 2008.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

Year to Date Results

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards increased $5.8 million, or 17.1%, to $39.7 million for the nine months ended December 31, 2008 from $33.9 million for the nine months ended December 31, 2007. This increase was primarily due to timing, as the prior period included only six months of expenses following the IPO. This increase was offset by a reduction in expense as a result of the modification and revaluation of the former CEO’s awards. These expenses are considered non-recurring and directly attributable to the IPO. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards decreased $14.2 million, or 75.1%, to $4.7 million for the three months ended December 31, 2008 from $18.9 million for the three months ended December 31, 2007. This decrease is attributable to the decrease in nonvested restricted share and restricted share unit awards at December 31, 2008 as well as the modification and revaluation of the former CEO’s awards causing a reduction in expense. These expenses are considered non-recurring and directly attributable to the IPO. See “—Non-GAAP Financial Measures” for further details.

Communications and Technology

Year to Date Results

Communications and technology expenses increased $4.7 million, or 5.4%, to $92.1 million for the nine months ended December 31, 2008 from $87.4 million for the nine months ended December 31, 2007. This increase was primarily due to increases in software licensing costs as well as, market data research and communications expenses, reflecting increased business activity and clients during the current period. Increases in transaction volumes have generally resulted in increased demand for direct lines and data transfer capabilities, although at a lower growth rate than volumes. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 7.9% for the nine months ended December 31, 2008 from 7.1% for the nine months ended December 31, 2007.

Quarterly Results

Communications and technology expenses decreased $4.1 million, or 12.7%, to $28.2 million for the three months ended December 31, 2008 from $32.3 million for the three months ended December 31, 2007. This decrease was primarily due to lower software licensing costs and market data research and communications expenses at December 31, 2008 as compared to the same period in 2007. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.7% for the three months ended December 31, 2008 from 7.7% for the three months ended December 31, 2007.

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs increased $7.3 million, or 27.8%, to $33.6 million for the nine months ended December 31, 2008 from $26.3 million for the nine months ended December 31, 2007, primarily due to increased rent as a result of the relocation to new leased premises in London and the renewal of and additional leased office space in New York. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 2.9% for the nine months ended October 31, 2008 from 2.1% for the nine months ended December 31, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Quarterly Results

Occupancy and equipment costs increased $3.1 million, or 34.4%, to $12.1 million for the three months ended December 31, 2008 from $9.0 million for the three months ended December 31, 2007, primarily due to increased rent as a result of the relocation to new leased premises in London and the renewal of and additional leased office space in New York. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 2.9% for the three months ended December 31, 2008 from 2.2% for the three months ended December 31, 2007.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization increased $3.3 million, or 8.5%, to $42.3 million for the nine months ended December 31, 2008 from $39.0 million for the nine months ended December 31, 2007. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. In addition, there was an increase in depreciation of leasehold improvements as a result of the acquisition of an additional floor in our New York office and deprecation on a new treasury computer system. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.6% for the nine months ended December 31, 2008 from 3.2% for the six months ended December 31, 2007.

Quarterly Results

Depreciation and amortization increased $0.5 million, or 3.7%, to $14.1 million for the three months ended December 31, 2008 from $13.6 million for the three months ended December 31, 2007. This was due to an increase in depreciation of leasehold improvements as a result of the acquisition of an additional floor in our New York office and depreciation on a new treasury computer system. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, remained consistent at 3.3% for the three months ended December 31, 2008 and 2007.

Professional Fees

Year to Date Results

Professional fees increased $20.9 million, or 43.5%, to $69.0 million for the nine months ended December 31, 2008 from $48.1 million for the nine months ended December 31, 2007. This increase was primarily due to $13.9 million in increased professional fees related to enhanced accounting, legal and regulatory requirements as a public company. In addition, we incurred legal and consulting fees of $7.0 million associated with the broker-related loss incurred in the prior year. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.9% for the nine months ended December 31, 2008 from 3.9% for the nine months ended December 31, 2007. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

Professional fees increased $2.8 million, or 17.3%, to $19.0 million for the three months ended December 31, 2008 from $16.2 million for the three months ended December 31, 2007. This increase was primarily due to $2.6 million in increased professional fees related to enhanced accounting, legal and regulatory requirements as a public company. In addition, we incurred legal and consulting fees of $0.2 million associated with the broker-related loss incurred in the prior year. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.5% for the three months ended December 31, 2008 from 3.9% for the three months ended December 31, 2007. See “—Non-GAAP Financial Measures” for further details.

General and Other

Year to Date Results

General and other expenses increased $9.9 million, or 14.9%, to $76.3 million for the nine months ended December 31, 2008 from $66.4 million for the nine months ended December 31, 2007. The increase was due to increased bad debt expense of $9.3 million, primarily related to the bankruptcy of Lehman Brothers and resulting provision on receivables with them, advertising and promotion costs of $1.9 million, the write-down of previously recognized receivables of $2.5 million and insurance premiums of $2.9 million. These increases were offset by a decrease of $6.0 million related to legal settlements and an increase in foreign currency gains of $3.1 million. Bad debt expense increased to 1.4% from 0.6% of revenues, net of interest and transaction based expenses, for the

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

nine months ended December 31, 2008. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 6.5% for the nine months ended December 31, 2008 from 5.4% for the nine months ended December 31, 2007. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

General and other expenses increased $8.0 million, or 37.2%, to $29.5 million for the three months ended December 31, 2008 from $21.5 million for the three months ended December 31, 2007. This increase was primarily due to increased bad debt expense of $3.6 million, causing bad debt expense to increase from 1.1% to 1.9% of revenues, net of interest and transaction based expenses. In addition, there were increased insurance premiums of $0.8 million, a decrease in foreign currency gains of $1.1 million and an increase in general operating expenses of $5.0 million, which are higher due to increased charges from Man Group. These increases were offset by a decrease in advertising and promotion costs of $1.0 million and travel and entertainment expenses of $2.3 million. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 7.0% for the three months ended December 31, 2008 from 5.1% for the three months ended December 31, 2007. See “—Non-GAAP Financial Measures” for further details.

IPO-related Costs

Year to Date Results

We incurred costs of $17.1 million and $51.7 million, or approximately 1.5% and 4.2% of our revenues, net of interest and transaction-based expenses, for the nine months ended December 31, 2008 and 2007, respectively, in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, the current year costs are primarily related to Sarbanes-Oxley compliance, and we expect they will decline in future years. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

We incurred costs of $6.4 million and $4.4 million, or approximately 1.5% and 1.1% of our revenues, net of interest and transaction-based expenses, for the three months ended December 31, 2008 and 2007, respectively, in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. The increase during the three months ended December 31, 2008 is due to costs associated with the implementation of systems and processes for continued Sarbanes-Oxley compliance. Since we did not receive proceeds from the IPO, we have expensed these costs. These costs are considered non-recurring, the current year costs are primarily related to Sarbanes-Oxley compliance, and we expect they will decline in future years. See “—Non-GAAP Financial Measures” for further details.

Refco Integration Costs

Year to Date Results

Refco integration costs decreased by $1.7 million to $0.7 million for the nine months ended December 31, 2008 from $2.4 million for the nine months ended December 31, 2007. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.1% for the nine months ended December 31, 2008 from 0.2% for the nine months ended December 31, 2007. These costs are not considered part of normal operations and will continue to decline in future periods. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

Refco integration costs decreased by $0.2 million to $0.2 million for the three months ended December 31, 2008 from $0.4 million for the three months ended December 31, 2007. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 0.0% for the three months ended December 31, 2008 from 0.1% for the three months ended December 31, 2007. These costs are not considered part of normal operations and will continue to decline in future periods. See “—Non-GAAP Financial Measures” for further details.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Loss on extinguishment of debt

Year to Date and Quarterly Results

As of March 31 and June 30, 2007, our outstanding borrowings included private placement notes to third parties. In connection with these notes, we had interest rate swaps in place to swap the fixed interest payments to floating rates. In July 2007, in connection with the IPO, we repaid these borrowings and related interest rate swaps prior to their scheduled maturity. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million, which has been disclosed separately within our unaudited Consolidated and Combined Statements of Operations for the nine months ended December 31, 2007. See “—Non-GAAP Financial Measures” for further details.

Gains/(Losses) on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares decreased $69.3 million to $14.2 million for the nine months ended December 31, 2008 from $83.5 million for the nine months ended December 31, 2007. During the nine months ended December 31, 2007, substantially all of our excess exchange seats and shares were significantly reduced either through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposal to third parties. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods. During the nine months ended December 31, 2008 we realized gains on the sale of NYMEX shares and dividends received following the CME/NYMEX merger. The amount of unrealized gains recorded for the nine months ended December 31, 2008 is based on the fair market value movements of the remaining excess seats and shares. See “—Non-GAAP Financial Measures” for further details.

Quarterly Results

Gains on exchange seats and shares decreased $10.1 million to $0.9 million loss for the three months ended December 31, 2008 from $9.2 million gain for the three months ended December 31, 2007. This decrease was primarily due to mark-to-market losses on excess exchange seats and shares. The amount of unrealized loss recorded for the three months ended December 31, 2008 is based on the fair market value movements of the remaining excess seats and shares. See “—Non-GAAP Financial Measures” for further details.

Interest on Borrowings

Year to Date Results

Interest on borrowings increased $2.1 million, or 4.0%, to $54.3 million for the nine months ended December 31, 2008 from $52.2 million for the nine months ended December 31, 2007. This increase was primarily due to the transition to our new capital structure, including paying off the bridge facility, drawing down further on our $1,500 million liquidity facility, issuing $210.0 million of Convertible Notes and borrowing $240.0 million under our Two-Year Term Facility. The Convertible Notes and Two-Year Term Facility have higher rates than the debt that was repaid with their proceeds. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.6% for the nine months ended December 31, 2008 from 4.2% for the nine months ended December 31, 2007.

Quarterly Results

Interest on borrowings decreased $2.7 million, or 12.8%, to $18.4 million for the three months ended December 31, 2008 from $21.1 million for the three months ended December 31, 2007. This decrease was primarily due to lower levels of debt and a decrease in interest rates, particularly the LIBOR rate. During the period we paid off the remaining portion of our $1,400 million bridge facility. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.4% for the three months ended December 31, 2008 from 5.0% for the three months ended December 31, 2007.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Provision for Income Taxes

Year to Date Results

Income taxes decreased $57.3 million to $36.3 million for the nine months ended December 31, 2008 from $93.6 million for the nine months ended December 31, 2007. Our effective tax rate was 31.2% for the nine months ended December 31, 2008, down from 82.8% for the nine months ended December 31, 2007. The decrease in the effective tax rate primarily relates to (i) a non-recurring $59.5 million one time tax charge triggered by the IPO on an internal reorganization conducted by Man Group during a period prior to the Separation as well as (ii) the reduction in the effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in lower-tax jurisdictions due in part to the corporate and operational structure put in place in connection with our Separation. Our effective tax rate on ongoing operations (excluding discrete items) was 31.8% for the nine months ended December 31, 2008 as compared to 35.0% for the nine months ended December 31, 2007.

Quarterly Results

Income taxes decreased $1.5 million to $18.3 million for the three months ended December 31, 2008 from $19.8 million for the three months ended December 31, 2007. Our effective tax rate was 25.8% for the three months ended December 31, 2008, as compared to 36.9% for the three months ended December 31, 2007. The change in the effective tax rate primarily relates to (i) a reduction in non-deductible items associated with our separation from Man Group (ii) the reduction in the effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in lower-tax jurisdictions due in part to the corporate and operational structure put in place in connection with our separation from Man Group, as well as (iii) adjustments to previously booked tax expense related to our separation from Man Group. Our effective tax rate on ongoing operations was 31.8% for the three months ended December 31, 2008 as compared to 35.0% for the three months ended December 31, 2007.

Equity in Earnings of Uncombined Companies

Year to Date and Quarterly Results

In December we announced our strategic decision to no longer participate in the U.S. Futures Exchange (“USFE”), a Chicago-based electronic futures exchange. Subsequently, USFE announced its decision to liquidate its operations. As a result, we recorded an impairment charge of $13.6 million, net of tax, related to our 47.9% equity investment in USFE in the three months ended December 31, 2008.

Supplementary Data

The table below calculates adjusted principal transactions revenue, including the net interest generated from transactions related to principal transactions:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008
Principal transactions	$100.0	$112.6	$45.6	$23.8	$63.2	$69.2	$109.9
Release of deferred loss on cash flow hedges	—	—	—	51.4	—	—	—

Adjusted Principal transactions	$100.0	$112.6	$45.6	$75.2	$63.2	$69.2	$109.9
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5	24.9	51.4

Total Adjusted Principal Transactions Revenue	$100.3	$120.8	$96.7	$110.3	$99.7	$94.1	$161.3

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008
Net Interest generated from client funds and excess cash	$88.9	$105.5	$122.7	$91.9	$70.5	$75.6	$46.5
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5	24.9	51.4

Total Net Interest Income	$89.2	$113.7	$173.8	$127.0	$107.0	$100.5	$97.9

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

The table below calculates net revenues from client funds and excess cash:

	For the three months ended
	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008
Net Interest generated from client funds and excess cash	$88.9	$105.5	$122.7	$91.9	$70.5	$75.6	$46.5
Principal transactions revenues from investment of client funds	(2.2)	7.6	5.4	(10.5)	(0.9)	2.1	31.1

Total Net Revenues from Client Funds and Excess Cash	$86.7	$113.1	$128.1	$81.4	$69.6	$77.7	$77.6

Non-GAAP Financial Measures

In addition to our unaudited consolidated and combined financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for, or as superior to, the financial information prepared and presented in accordance with U.S. GAAP and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted income before taxes”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common share, (4) non-GAAP adjusted revenues, net of interest and transaction-based expenses, (5) non-GAAP adjusted employee compensation and benefits (excluding non-recurring IPO awards), and (6) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude the following items from our unaudited consolidated and combined Statements of Operations, each of which are discussed in greater detail below:

•	Refco integration costs

•	Gains and losses on exchange seats and shares

•	IPO-related costs

•	Tax liability from the Reorganization and Separation

•	Litigation settlement reimbursement and expense

•	Loss on extinguishment of debt

•	Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

•	Stock compensation expense on IPO awards

•	February 2008 Broker-related loss and associated costs

•	USFE impairment loss

We do not believe that any of these items are representative of our future operating performance. Other than exchange membership gains and losses, these items reflect costs that were incurred for specific reasons outside of normal operations or have resulted from infrequent and unusual circumstances. In addition, most of the expenses referred to above and incurred prior to the IPO, were reimbursed to us by Man Group as part of the Recapitalization.

In addition, we may consider whether other significant non-operating or unusual items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

Refco Integration Costs

On November 25, 2005, we acquired certain assets from Refco. We incurred integration costs as a direct result of the acquisition, related primarily to retention of Refco personnel, of $0.7 million and $2.4 million for the nine months ended December 31, 2008 and 2007, respectively, and $0.2 million and $0.4 million for the three months ended December 31, 2008 and 2007, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual and related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance, or that we will incur similar costs or a similar loss in connection with our future acquisitions. We therefore have excluded the Refco integration costs from our adjusted net income and our adjusted income before taxes.

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

Tax liability from the Reorganization and Separation

In August 2006, Man Group reorganized its U.S. affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. Additionally, immediately prior to the IPO, certain other transactions occurred to complete the separation of the brokerage and money management activities. Associated taxes were recorded during the preceding fiscal year. Tax returns were filed in the three months ended December 31, 2008 and a net adjustment to the previously-booked expense of $2.1 million was warranted. This tax benefit is infrequent and unusual, resulting directly from our Separation from Man Group and the IPO, and is not representative of our historical performance or indicative of our future performance.

Litigation settlement reimbursement and expense

We have excluded settlement reimbursements related to the PAAF litigation in the three and nine months ended December 31, 2008 and settlement costs related to the PAAF litigation in the three and nine months ended December 31, 2007. We believe that the settlement costs and subsequent reimbursements, which related solely to this specific proceeding, were infrequent and unusual, resulted from unusual facts or circumstances and were not representative of our historical performance or indicative of our future performance, as they may or may not recur with similar materiality or impact in future periods. We have not incurred settlement reimbursements or costs of similar individual significance within the prior two years.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Stock compensation expense due to the accelerated vesting of predecessor Man Group awards

We incurred additional expense during the nine months ended December 31, 2007 related to the accelerated vesting of predecessor Man Group awards pursuant to the plan terms. Prior to the Separation, certain MF Global employees participated in Man Group’s stock-based compensation plans. In connection with the IPO, the employees’ participation in the plans terminated and the employees were treated as ‘good leavers’ resulting in an additional charge related to the vesting of these awards. This additional expense was infrequent and unusual, resulting directly from our Separation from Man Group, and is not representative of our historical performance or indicative of our future performance.

Stock Compensation Expense on IPO Awards

We incurred stock based compensation expense during the nine months ended December 31, 2008 and 2007 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Broker-related Loss and Associated Costs

We incurred additional expenses during the nine months ended December 31, 2008 in connection with a broker-related loss. These expenses included legal fees and fees related to a review undertaken by two independent consulting firms. These costs arise from and relate solely to unauthorized trading in fiscal 2008 by a broker operating out of our branch office in Memphis, Tennessee. The related costs are infrequent and unusual and result from highly unusual facts and circumstances and are not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such related costs with similar materiality to recur or impact future periods.

USFE Impairment Loss

On December 17, 2008, we announced our strategic decision to no longer participate in U.S. Futures Exchange LLC (“USFE”), after which USFE decided to liquidate its operations. As a result, we experienced a decline in the value of our equity investment and recorded an impairment loss of $13.6 million, net of tax. This impairment loss is infrequent and unusual and results from highly unusual facts and circumstances. It is not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such impairment losses with similar materiality to recur or impact future periods.

Our use of non-GAAP Financial Measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) the Refco integration costs, IPO-related costs, loss on extinguishment of debt, stock compensation charges due to the accelerated vesting of predecessor Man Group awards, stock compensation expense on IPO awards, USFE impairment loss and broker related loss and associated costs as well as the tax liability described above do not reflect our historical operating performance and (2) gains and losses on exchange seats and shares and reimbursements and costs incurred in connection with legal settlements fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

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

RESULTS OF OPERATIONS

(Unaudited)

GAAP Reconciliation

The table below reconciles net income to adjusted net income (applying an assumed tax rate of 35% to the adjustments prior to July 1, 2007), and income before taxes to adjusted income before taxes, for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in millions except per share data)	2008	2007	2008	2007
Income before taxes (unadjusted)	$71.3	$53.7	$116.1	$113.0
Add: Refco integration costs	0.2	0.4	0.7	2.4
Add/(Less): Exchange membership losses/(gains)	0.9	(9.2)	(14.2)	(83.5)
Add: IPO-related costs	6.4	4.4	17.1	51.7
(Less)/Add: Litigation settlement (reimbursement)/expense	(54.6)	7.8	(54.6)	76.8
Add: Loss on extinguishment of debt	—	—	—	18.3
Add: Stock compensation charge on vesting of predecessor awards	—	—	—	14.6
Add: Stock compensation charge on IPO awards	4.7	18.8	39.7	33.9
Add: Broker-related loss and associated costs, net of bonus reduction	0.2	—	7.0	—

Adjusted income before taxes	$29.1	$75.9	$111.8	$227.2

Net income (unadjusted)	$39.0	$31.2	$63.1	$13.5
Add: Refco integration costs	0.1	0.2	0.4	1.6
Add/(Less): Exchange membership losses/(gains)	0.7	(5.4)	(8.1)	(48.5)
Add: IPO-related costs	6.4	2.9	17.1	37.1
(Less)/Add: Tax from Reorganization and Separation	(2.1)	—	(2.1)	59.5
(Less)/Add: Litigation settlement (reimbursement)/expense	(43.4)	5.5	(43.4)	45.5
Less: Loss on extinguishment of debt	—	—	—	10.6
Add: Stock compensation charge on vesting of predecessor awards	—	—	—	9.5
Add: Stock compensation charge on IPO awards	4.3	12.3	30.5	22.0
Add: Broker-related loss and associated costs, net of bonus reduction	0.2	—	4.1	—
Add: USFE impairment loss	13.6	—	13.6	—

Adjusted net income	$18.8	$46.7	$75.2	$150.8

Adjusted net income per basic share (1)	$0.07	$0.39	$0.47	$1.33
Adjusted net income per diluted share (1)	$0.07	$0.39	$0.47	$1.33
Adjusted net income per adjusted diluted share (2)	$0.13	$0.37	$0.54	$1.19
Adjusted diluted shares outstanding (in millions) (3)	172.9	127.1	155.3	127.1

(1)

Adjusted net income per share is computed by dividing adjusted net income, less cumulative and participative dividends on our Series A Preference Shares and declared dividends on our Series B Preference Shares, by the weighted average number of basic and diluted shares outstanding during the period, which for the three and nine months ending December 31, 2008 was 121.8 million and 120.8 million shares, respectively and for the three and nine months ending December 31, 2007 was 119.7 and 113.4 million shares, respectively.

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

(3)

Adjusted diluted shares outstanding is computed by adjusting common shares outstanding for our dilutive awards, as described above. For the three months ending December 31, 2008 common shares outstanding is adjusted for 4.6 million, 12.0 million, 14.4 million and 20.1 million, related to restricted share units, Series A Preference Shares, Series B Preference Shares and Convertible Notes, respectively. For the nine months ending December 31, 2008 Preference Shares outstanding is adjusted for 4.6 million, 7.2 million, 9.9 million and 12.8 million, related to the restricted share units, Series A Preference Shares, Series B Preference Shares and Convertible Notes, respectively.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

The table below reconciles revenues, net of interest and transaction-based expenses, to adjusted net revenues for the periods presented. Our management reviews our revenues, net of interest and transaction-based expenses on an adjusted basis excluding the litigation settlement reimbursement identified below that is not representative of our future operating performance. Management believes this measure is meaningful in comparing revenues, net of interest and transaction-based expenses from period to period.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Revenues, net of interest and transaction-based expenses	$422.0	$418.4	$1,169.6	$1,228.3
Less: Litigation settlement reimbursement	(54.6)	—	(54.6)	—

Adjusted Revenues, net of interest and transaction-based expenses	$367.4	$418.4	$1,115.0	$1,228.3

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

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Employee compensation and benefits (excluding non-recurring IPO awards)	$217.3	$228.9	$642.5	$696.4
Less: Stock compensation charge on vesting of predecessor awards	—	—	—	(14.6)

Adjusted Employee Compensation and Benefits (excluding non-recurring IPO awards)	$217.3	$228.9	$642.5	$681.8

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

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(Dollars in millions)		(Dollars in millions)
Total other expenses	$331.4	$353.0	$1,013.3	$1,128.3
Less: Employee compensation and benefits (excluding non-recurring IPO awards)	(217.3)	(228.9)	(642.5)	(696.4)
Less: Employee compensation related to non-recurring IPO awards	(4.7)	(18.9)	(39.7)	(33.9)
Less: Refco integration costs	(0.2)	(0.4)	(0.7)	(2.4)
Less: IPO-related costs	(6.4)	(4.4)	(17.1)	(51.7)
Less: Legal settlements	—	(7.8)	—	(76.8)
Less: Broker related loss and associated costs	(0.2)	—	(7.0)	—

Adjusted Non-Compensation Expenses	$102.6	$92.6	$306.3	$267.2

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient cash on hand to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of December 31, 2008 included: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks, which terminates in June 2012, under which we currently have $642.5 million outstanding ($857.5 million of which is undrawn at December 31, 2008); and (ii) available excess cash in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non regulated subsidiaries and currently available. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75.0 million under our $1,500.0 million five-year unsecured revolving liquidity facility filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million. In addition, we also have customer collateral not included on our balance sheet and non-segregated customer payables that can be re-hypothecated by us, and which we consider an additional layer of liquidity. We also rely on uncommitted lines from multiple sources to fund our day-to-day clearing operations.

As discussed below, in calendar 2008, we successfully completed various steps as part of our capital plan to refinance our $1,400.0 million bridge facility, which matured on December 12, 2008. On November 24, 2008, we repaid the remaining outstanding borrowings of $100.0 million under the bridge facility using a combination of internally generated cash and excess capital. The completion of our capital plan has increased, and may continue to increase, our overall borrowing costs and other expenses and has had a dilutive effect on the holders of our common shares. See “—Capital Plan” below. We are in compliance with all relevant debt covenants related to bridge, liquidity and Two-Year Term facilities for all periods presented.

Working Capital Needs

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our total working capital exclusive of non-earning assets and inclusive of our long-term borrowings.

As of December 31, 2008, total working capital was calculated as follows:

	December 31, 2008	March 31, 2008
	(Dollars in millions)
TOTAL ASSETS	$32,564.0	$49,254.9
Less Non-earning assets:

Receivables - Other	22.5	42.0
Memberships in exchanges, at cost	6.9	8.9
Furniture, equipment and leasehold improvements, net	58.2	54.9
Goodwill	79.9	74.1
Intangible assets, net	167.4	193.2
Other assets	197.0	224.4

Subtotal non-earning assets	531.8	597.5

Less Total liabilities:	30,981.9	47,995.0

Add Borrowings	1,115.7	1,729.8

TOTAL WORKING CAPITAL	$2,166.0	$2,392.1

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 12 to our unaudited consolidated and combined financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at December 31, 2008 and March 31, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

We have satisfied our primary requirements for working capital in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements and, upon receiving regulatory approval; we used some of our excess capital to repay the $100.0 million of remaining outstanding borrowings under the bridge facility. Working capital is also generated by having our clients meet margin calls at rates that are often greater than what we have to pay. For example, in Europe, we call clients for margin but we are not required to post margin when there are offsetting client positions. We can therefore generate working capital with unilateral client margin calls. The amount of collateral we post is based upon our credit rating. Pursuant to our trading agreements with certain liquidity providers, if our credit rating falls, the amount of collateral we are required to post may increase.

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

In July 2007, MF Global Finance USA Inc. borrowed $1,400.0 million under the bridge facility. All outstanding borrowings and interest rate swaps with Man Group and third parties were repaid using the net proceeds from the bridge facility. In January 2008, we amended the bridge facility to extend the maturity date for $1,050.0 million of the $1,400.0 million of outstanding borrowings by six months to December 12, 2008 and increased the rate per annum payable to those lenders who are party to the amendment by 0.40%, which rate was increased by an additional 0.25% as of and after June 13, 2008 and then by an additional 0.25% as of and after September 13, 2008. We paid an upfront fee equivalent to 5 basis points on June 13, 2008. Also on June 13, 2008, $350.0 million of borrowings under the bridge facility matured and we borrowed $350.0 million under our $1,500.0 million liquidity facility to repay this amount.

As described below under “—Capital Plan”, in calendar 2008, we also repaid $950.0 million of outstanding borrowings under the bridge facility using the proceeds from the issuance and sale of $150.0 million of Series A Preference Shares, $150.0 of Series B Preference Shares, and $210 million of Senior Convertible Notes, as well as the proceeds from our borrowing of $300.0 million under the Two Year Term Loan facility and $293.0 million of excess capital. On August 7, 2008 we repaid $60.0 million of the Two Year Term Loan facility. On November 24, 2008, we repaid the remaining $100.0 million of borrowings outstanding under our bridge facility, which matured on December 12, 2008, terminating all obligations under the original 364-day unsecured revolving credit facility. See Note 8 to our consolidated financial statements for the terms of our borrowings under this facility prior to repayment.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Capital Plan

In calendar 2008, we successfully completed our capital plan to refinance our bridge facility. After giving effect to the steps outlined below, we had, as of December 31, 2008, outstanding long-term borrowings of $950.0 million, with $857.5 million in available committed liquidity under our existing liquidity facility (which expires in 2012). The actions and initiatives that comprised our capital plan were:

•

Use of Available Liquidity. On June 13, 2008, we borrowed $350.0 million of available liquidity under our $1,500 million liquidity facility to repay the portion of the bridge facility that matured on that date.

•

Convertible Notes and Series B Preference Shares Offerings. On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Notes due 2038 and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B. We used the proceeds from each offering to repay a portion of the bridge facility. In connection with our offering of the Convertible Notes, we granted the initial purchasers an option to purchase up to an additional $60.0 million principal amount of Convertible Notes. The initial purchasers exercised this option in full and purchased an additional $60.0 million aggregate principal amount of Convertible Notes on August 12, 2008. These proceeds were used to repay $60.0 million of outstanding borrowings under the $300.0 million Two-Year Term Facility (described below). For a description of the terms of each transaction and the securities issued and sold therein, see Note 8 and Note 16 of our unaudited consolidated financial statements.

•

Series A Preference Shares Offering and Backstop Commitment. On July 18, 2008, we issued $150.0 million in aggregate liquidation preference of our 6.0% Cumulative Convertible Preference Shares, Series A to J.C. Flowers II L.P, pursuant to a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”. We used the proceeds from the backstop commitment to repay a portion of the bridge facility. As a result of adjustments, the applicable dividend rate on the Series A Preference Shares is 10.725%. See Note 16 to our consolidated financial statements for a description of the Series A Preference Shares.

•

Two-Year Term Facility and Fee Letter. On July 18, 2008, we entered into a two-year, $300.0 million unsecured term loan facility with several banks, which we refer to as the “Two-Year Term Facility”, in accordance with the terms and conditions of our outstanding commitment letter with such banks, dated as of May 23, 2008 and effective as of June 11, 2008. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, which matures on July 16, 2010. We used the proceeds from this facility to repay a portion of the bridge facility. On August 12, 2008, we subsequently repaid $60.0 million with the proceeds from the issuance and sale of an additional $60.0 million Convertible Notes (described above). Loans outstanding under the Two-Year Term Facility may be prepaid without penalty, subject to certain restrictions. See Note 8 to our consolidated financial statements for a description of the full terms of this facility.

•

Use of Excess Capital. We withdrew $293.0 million of excess capital held in our regulated subsidiaries and used a portion towards repayment of the bridge facility. All withdrawals from our regulated subsidiaries were completed with the approval and notice of applicable regulators. In addition, we have further excess capital that is still unused.

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

In connection with signing the commitment letter, we paid a non-refundable aggregate up-front fee to certain of the banks equal to $1.35 million in addition to an arrangers’ fee and funding fees, which were paid on the closing date of the Two-Year Term Facility. Interest on loans extended under the Two-Year Term Facility bear interest, at our option, at the higher of (i) the federal funds effective rate plus 0.5% and (ii) the prime rate, plus, in either case, an applicable margin ranging from 300 to 400 basis points depending on our credit rating, or the Eurodollar rate equal to LIBOR plus an applicable margin ranging from 400 to 500 basis points depending on our credit rating. The applicable margin will increase by 100 basis points on the first anniversary of the closing date and by 200 basis points on all overdue amounts remaining unpaid at maturity on July 16, 2010.

The Two-Year Term Facility contains customary representations and warranties, financial covenants (including minimum net worth, a maximum leverage ratio of adjusted total indebtedness to interest expense, a maximum ratio of net cash capital to net liquid assets and a minimum ratio of net cash capital to net liquid assets) and other customary covenants (including limitations on material changes in lines of business, limitations on liens and indebtedness, certain restrictions on mergers and sales of property, compliance with laws, conduct of business and maintenance of existence, material licenses and membership, compliance with regulatory capital

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

standards and restrictions on use of proceeds). If we fail to pay any amount when due under the Two-Year Term Facility, if any other outstanding debt with an aggregate principal amount exceeding $50.0 million is accelerated or not paid when due, upon certain events of bankruptcy or liquidation of us or certain of our subsidiaries or upon a change of control or ownership, an event of default will occur under the Two-Year Term Facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the Two-Year Term Facility will become due and we will not be permitted to make any further borrowings under the Two-Year Term Facility. In connection with our entry into the Two-Year Term Facility, we paid a total of $12.6 million in fees to several banks that are parties thereto. On December 15, 2008, we paid an additional underwriting fee of $1.2 million.

The completion of our capital plan to refinance the bridge facility has substantially increased our financing costs, has subjected us to additional operating covenants that may restrict our ability to conduct or expand our business and has had an initial dilutive effect on our outstanding common shares.

Credit Facilities and Sources of Liquidity

In addition to the bridge facility, as described above, we have a $1,500.0 million five-year unsecured committed liquidity facility with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility. As of December 31, 2008, we had $642.5 million in outstanding borrowings. In addition to $150.0 million borrowed under this facility, we borrowed an additional $350.0 million on June 13, 2008 to repay a portion of the bridge facility maturing on that date. We currently intend to keep $500.0 million in borrowings outstanding for the duration of the liquidity facility as long-term debt, with the remainder available to us as a committed facility. In addition to this $500 million, we currently also have $142.5 million outstanding under this facility.

The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.40% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We also pay a facility fee of 10 basis points per annum during the period the liquidity facility is in effect. Effective June 13, 2008, in connection with the Two-Year Term Facility, we increased the interest rate margin by 1.10% per annum only on $500.0 million outstanding; all other borrowings under the liquidity facility bear interest with a margin of 0.31%.

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

During fiscal 2009, we also had 364-day revolving credit facilities with banks on an unsecured committed basis, which are currently no longer in place. As of December 31, 2008 and March 31, 2008, $0 and $96.0 million, respectively, were outstanding under these facilities.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of December 31, 2008, we had $31.0 million of issued letters of credit.

In addition, as described above under “—Capital Plan – Two-Year Term Facility and Fee Letter”, on July 18, 2008, we entered into the Two-Year Term Facility with several banks, which is due on July 16, 2010. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, but subsequently repaid $60.0 million on August 7, 2008 with the proceeds from the issuance and sale of an additional $60.0 million Convertible Notes pursuant to the exercise of an option granted to the initial purchasers of the Convertible Notes. In relation to the Two-Year Term Facility, we paid an aggregate amount of $12.6 million for the arrangement and underwriting fees, and paid an additional $1.2 million in December 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

As of December 31, 2008, we have increased our long-term capital to $1,533.0 million from $11.0 million, as of March 31, 2008 by refinancing our bridge facility and increasing the maturity of our debt. Management views long term capital as all sources of debt and equity from our consolidated balance sheet which includes excess capital. We increased our available liquidity and long-term capital by $281.0 million to $3,401.0 million. An analysis of our liquidity position is as follows:

(Dollars in millions)
Client Assets	December 31, 2008	March 31, 2008
Non-Segregated Client Payable	$928	1,223
Non-Segregated Collateral	82	357

	1,010	1,580
Undrawn Liquidity Sources
Bi-Lats Undrawn Portion	—	179
Revolver - Undrawn Portion (1)	858	1,350

	858	1,529
Long-Term Capital
Shareholders' Equity	1,348	1,249
Preferred Shares (Notional Value)	300	—
Revolver	500	150
Term Loan	240	—
Convertible Notes	210	—
Bridge Facility	—	1,400
Less: Non-Earning Assets	(532)	(598)
Less: Required Capital	(533)	(790)
Less: Bridge Facility	—	(1,400)

	1,533	11
Total Available Liquidity and Long-Term Capital (2)	3,401	3,120
Plus: Non-Earning Assets	532	598
Plus: Required Capital	533	790
Plus: Client Liquidity Needs	142	96

Total Liquidity Position	$4,608	$4,604

(1)

In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75.0 million under our $1,500.0 million five-year unsecured revolving liquidity facility filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million.

(2)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net increases/(decreases) in cash and cash equivalents:

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

(Dollars in millions)	Nine months ended December 31,
	2008	2007
Cash flows from:
Operating activities	$207.1	$(918.9)
Investing activities	(7.9)	91.2
Financing activities	(443.8)	961.4
Effect of exchange rate changes	(16.8)	37.2

Net (decrease)/increase in cash and cash equivalents	$(261.4)	$170.8

Operating Activities

Net cash provided by operating activities was $207.1 million in the nine months ended December 31, 2008, compared to cash used of $918.9 million in the nine months ended December 31, 2007. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, loss on extinguishment of debt, and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the nine months ended December 31, 2008, we recorded an impairment charge of $13.6 million related to our equity investment in USFE. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased, (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the nine months ended December 31, 2008, and 2007, these arrangements resulted in net cash used of $3,365.9 million and $3,858.5 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the nine months ended December 31, 2008, and 2007, resulting in cash provided of $4,325.4 million, and $3,515.3 million, respectively. Overall, in the nine months ended December 31, 2008, the movements in these arrangements drove the large increase in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the nine months ended December 31, 2008 resulted in cash provided of $3,038.8 million, as compared to cash used of $3,236.0 million for the nine months ended December 31, 2007. This activity directly impacts our operating cash flows, as was evidenced during the nine months ended December 31, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from September 30, 2008 to December 31, 2008, and we analyze the changes to our client activities and how we have financed this as follows:

(Dollars in billions)	12/31/2008	9/30/2008	Change
Drivers of Liquidity - Client Activity
Receivables - Customers, net of allowances	$0.5	$1.3	$0.8
Payables - Customers	(11.0)	(14.0)	(3.0)

Receivables - Brokers, dealers, and clearing organizations	3.6	15.1	11.5
Payables - Brokers, dealers, and clearing organizations	(1.2)	(9.5)	(8.3)

Net sources/(uses)				1.0

Yield Enhancement Activities
Cash and cash equivalents	1.2	1.3	0.1
Restricted cash and segregated securities	8.9	10.5	1.6
Securities purchased under agreements to resell	8.8	9.4	0.6
Securities sold under agreements to repurchase	(11.6)	(14.4)	(2.8)

Net			(0.5)

Securities borrowed	6.1	7.6	1.5
Securities loaned	(4.1)	(5.3)	(1.2)

Net			0.3

Securities owned, at fair value	2.8	3.4	0.6
Securities sold, not yet purchased, at fair value	(1.6)	(3.0)	(1.4)

Net			(0.8)

Net funding sources/(uses)				(1.0)

Proceeds from offerings				—

Net cash inflow/(outflow)				$(0.0)

Investing Activities

Net cash used in investing activities was $7.9 million during the nine months ended December 31, 2008, as compared to cash received of $91.2 million for the nine months ended December 31, 2007. These activities primarily relate to acquisitions and proceeds received from the sale of seats and shares, offset by the purchase of exchange memberships and furniture, equipment and leasehold improvements. In the nine months ended December 31, 2008, we received cash of $21.0 million from the sale of exchange seats and shares, which was offset by $21.8 million of cash used to purchase furniture, equipment and leasehold improvements and $5.7 million paid as contingent consideration for historical acquisitions. In the nine months ended December 31, 2007, we received cash of $166.5 million from the sale of exchange seats and shares, which was partially offset by $51.0 million used for the acquisitions of FXA and BrokerOne and $23.5 million of cash used to purchase furniture, equipment and leasehold improvements.

Financing Activities

Net cash used in financing activities was $443.8 million during the nine months ended December 31, 2008, as compared to cash generated of $961.3 million for the nine months ended December 31, 2007. For the nine months ended December 31, 2008, these

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

activities mainly related to the change in our capital structure, including proceeds from the liquidity facility of $350.0 million, the two-year term facility of $240.0 million, and proceeds from the issuance of the Convertible Notes of $210.0 million, all offset by $45.5 million of debt issuance costs. We also issued $150.0 million of Series B Preference Shares and $150.0 million of Series A Preference Shares during the period, which was offset by $75.8 million of issuance costs which included $40.8 million paid to J.C. Flowers under the terms of the Investment Agreement for the Series A Preference Shares. These net proceeds of these offerings were used to pay down all but $100.0 million of the $1,400.0 million bridge facility. We also received proceeds from other borrowings during the period of $14.1 million and paid preferred dividends of $10.9 million. For the nine months ended December 31, 2007, net cash generated was mainly due to the change in capital structure related to the Reorganization, Separation and IPO. This included proceeds from the bridge facility of $1,400.0 million, proceeds from other short-term borrowings of $391.7 million, proceeds from the Recapitalization of $516.2 million received from Man Group and the receipt of $55.0 million from Man Group as indemnification of a tax liability paid by us for an internal reorganization completed by Man Group prior to the IPO. These increases in cash were offset by $472.6 million used to repay the private placement notes owed to third parties, and $927.4 million paid to Man Group as repayment of all intercompany borrowings.

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

Our client financing and securities settlement activities require us to pledge client securities as collateral as part of various secured financing transactions, such as securities loaned. In the event the counterparty is unable to meet its contractual obligation to return the securities pledged as collateral, we may be exposed to the risk of acquiring securities at prevailing market prices in order to satisfy our client obligations. We control this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, we establish counterparty limits for such activities and monitor compliance on a daily basis. See also “—Credit Risk”.

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

Other Recent Developments

Effective October 28, 2008, Kevin R. Davis resigned as our Chief Executive Officer and a member of our Board of Directors. Under the terms of his termination agreement, Mr. Davis will receive a payment of $7.5 million in April 2009. All of the stock options previously granted have been forfeited and the restricted share units previously granted to him will vest in accordance with the original award agreement. Bernard W. Dan, who joined us in June 2008 as Chief Operating Officer – North America, was named as our Chief Executive Officer following Mr. Davis’ resignation. Mr. Dan was also appointed as a member of our Board of Directors.

Effective January 30, 2009, Simon P. Healy, resigned as our Chief Executive Officer of European operations. We are treating Mr. Healy’s resignation as voluntary with no termination-related payments due to Mr. Healy. On an interim basis, Mr. Laurence O’Connell, our Chief Executive Officer of Asia-Pacific operations, and Mr. Karel Harbour, our Chief Operating Officer, will assume and share the additional responsibilities with respect to our European operations.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired. Goodwill is not amortized and our single reporting unit is tested at least annually for impairment during the fourth quarter of the fiscal year. As of December 31, 2008, our total goodwill was approximately $79.9 million. The carrying value of goodwill is also reviewed if the facts and circumstances, such as a significant decline in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. This analysis consists of a two step test. The first step is used to identify the impairment and involves determining and comparing our fair value with our carrying value, or shareholders’ equity. If our fair value exceeds our carrying value, goodwill is not impaired. The second step compares our fair value to the aggregated fair values of our individual assets, liabilities, and identified intangibles, to calculate the amount of impairment, if any.

As of December 31, 2008, with the recent decline in the overall stock market, our total market capitalization was approximately $244.9 million which was below our recorded net book value of $1,348.3 million. The decline in our stock price below our book value, led management to consider this a potential indicator of impairment. We therefore conducted a review for potential goodwill impairment during the three months ended December 31, 2008. We have one reporting unit for the purposes of testing goodwill, however we did not use our market capitalization as a basis of fair value, given the deteriorating economic conditions affecting the overall stock market, as well as the significant declines specifically within the financial sector. In completing the first step of this analysis, we used a discounted cash flow model using management’s current business plans as the basis for expected future cash flows for the first five years and a conservative 1% growth rate thereafter. Management used a weighted average cost of capital of 7.9% as its discount rate in this analysis, which was derived from market participant data and estimating the fair value and yield of our financial instruments as of the interim testing date. As a result of this analysis, we concluded we did not have an impairment of goodwill as of December 31, 2008. Holding all other assumptions constant, a 100 basis point increase in the discount rate would reduce the fair value calculated from the discounted cash flow model, however would still not indicate a potential impairment of goodwill.

We monitor our intangible asset cash flows on a regular basis. No triggering events for our intangible assets were noted through December 31, 2008. We will continue to monitor our intangible assets and perform our annual impairment test for goodwill as of March 31, 2009. If the cash flows supporting our intangible assets deteriorate this could increase the likelihood of us reporting an impairment charge.

Our other critical accounting policies and estimates are summarized in Item 7 of our 2008 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 140-4 and FIN 46(R)-8 (“FSP FAS 140-4 and FIN 46(R)-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We adopted FSP FAS 140-4 and FIN 46(R)-8 as of December 31, 2008 with no material impact to our consolidated financial statements.

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”), Issue No. 08-6 “Equity-Method Investment Accounting” (“EITF 08-6”). EITF 08-6 concludes that the cost basis of a new equity-method investment would be determined using a cost-accumulation model, which would continue the practice of including transaction costs in the cost of investment and would exclude the value of contingent consideration. Equity-method investment should be subject to other-than-temporary impairment review. It also requires that a gain or loss be recognized on the portion of the investor’s ownership sold. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact EITF 08-6 will have on our consolidated financial statements upon adoption.

In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We adopted FSP FAS 157-3 as of September 30, 2008 with no material impact on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for reporting periods ending after November 15, 2008. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted FSP FAS 133-1 and FIN 45-4 as of December 31, 2008 with no material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact FSP EITF 03-6-1 will have on our calculation of earnings per share upon adoption.

In June 2008, the FASB reached a consensus on EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under U.S. GAAP is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. As we have outstanding debt which is convertible into common stock, we are currently evaluating the impact EITF 07-5 will have on our consolidated financial statements upon adoption.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. We adopted EITF 08-4 as of December 31, 2008 with no material impact on our consolidated financial statements.

In May 2008, the FASB issued Staff Position Accounting Principles Board (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which is

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As we have outstanding debt which is convertible into common stock, we are currently evaluating the impact FSP APB No. 14-1 will have on our consolidated financial statements upon adoption.

In April 2008, the FASB issued FASB Staff Position FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. We are currently evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements upon adoption.

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

In February 2008, the FASB issued FASB Staff Position FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP FAS 140-3”) which provides a consistent framework for the evaluation of a transfer of a financial asset and subsequent repurchase agreement entered into with the same counterparty. FSP FAS 140-3 provides guidelines that must be met for an initial transfer and subsequent repurchase agreement to not be considered linked for evaluation. If the transactions do not meet the specified criteria, they are required to be accounted for as one transaction. This FSP is effective for fiscal years beginning after November 15, 2008, and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after adoption. We are currently evaluating the impact FSP FAS 140-3 will have on our consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements upon adoption.

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

In April 2007, the FASB issued FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or realize cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We adopted FSP FIN 39-1 in the first quarter of fiscal 2009 with no material impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ,” and FSP FAS 157-2, “ Effective Date of FASB Statement No. 157 “ (“FSP FAS 157-1” and “FSP FAS 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the results of our operations or financial condition. We adopted FSP FAS 157-1 in the second quarter of fiscal 2009 with no impact to the results of our operations or financial condition. We are currently evaluating the impact FSP FAS 157-2 will have on our consolidated financial statements upon adoption.

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

Market Risk

We are exposed to market risk primarily from foreign currency exchange rate fluctuations related to our international operations; changes in interest rates that impact the amount of interest income we earn and interest expense we pay on cash balances and secured financing transactions as well as our variable rate debt instruments; and, to a lesser extent, commodity and equity price risk. We seek to mitigate market risk by using a combination of cash instruments and exchange-traded derivatives to hedge our foreign currency and interest rate exposure.

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

In the future, we intend to hedge certain foreign exposures on a forward basis at the beginning of the year, adjusting and optimizing our hedging strategy as appropriate. A large percentage of our employee compensation is variable and not subject to currency risk at year-end due to the fact that we convert these foreign commitments to U.S. dollars on a monthly basis with no adjustment required at quarter-end that could impact our earnings’ volatility. We may hedge our fixed expenses where possible, although there may be certain expenses that we do not hedge. The table below shows the approximate increase in our other expenses due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the nine months ended December 31, 2008 against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$4.8
Australian Dollar	10%	$1.1
Euros	10%	$0.6
Singapore Dollar	10%	$0.4

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. We are exposed to interest rate risk on various forms of debt, client cash and margin balances and positions carried in fixed income securities, equity securities, options and futures.

In the ordinary course of our operations, we have sought to limit our exposure to interest rate risk. Our balance sheet, which reflects a substantial amount of short-term and highly liquid assets, frequently also reflects matching liabilities (and vice versa). We generate interest income from the positive spread earned on client deposits or secured client financing transactions, and the basis for the calculation of interest received and paid is matched. This is the case in both rising and falling interest rate environments, although we have the opportunity to create higher levels of interest income in a rising interest rate environment.

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value of our principal positions due to adverse market movements over a defined time horizon within a specified confidence level.

As of December 31, 2008, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $0.9 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

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

It is implicit in a historical simulation value-at-risk methodology that positions will have offsetting risk characteristics, referred to as a diversification benefit. We measure the diversification benefit within our portfolio by historically simulating how the positions in our current portfolio would have behaved in relation to each other (as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period). Thus, from time to time there will be changes in our historical simulation value-at-risk due to changes in the diversification benefit across our portfolio of financial instruments.

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

Our internal risk ratings adopt the ratings categories used by Standard & Poor’s. Ratings of BB+ or less are considered speculative, or below “investment grade”. Credit lines to clients are subject to formal lines of approval and are reviewed at least annually. The amount of margin we require from our clients is based in part on these internal risk ratings. Concentrations of credit risk can be affected by changes in political, industry or economic factors.

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

On cleared business, we may require the initial margin to be paid by clients as a deposit before they commence trading. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions. For nine months ended December 31, 2008, and 2007, our bad debt expense, as a percentage of revenues, net of interest and transaction-based expenses, were 1.4%, and 0.6%, respectively. For nine months ended December 31, 2008 and 2007, our transactional errors as a percentage of revenues, net of interest and transaction-based expenses, were 0.6%, and 0.9%, respectively.

Cash Liquidity Risk

In normal conditions, our core business of providing execution and clearing brokerage services is self-financing because we generate sufficient revenues to pay our expenses as they become due. As a result, we generally do not face a substantial cash liquidity risk—that is, a risk that we will be unable to raise cash quickly enough to meet our ordinary course payment obligations as they arise. We model and test our potential liquidity scenarios to ensure that we maintain available resources to satisfy different liquidity scenarios. We may also reduce the amount of financing we provide with respect to certain trading activities due to market conditions or other factors, which could also affect our funds available to satisfy our liquidity requirements.

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

Our liquidity policy seeks to ensure that we maintain access to liquidity at both our unregulated and regulated subsidiaries. As discussed above, we must observe all relevant exchange margin requirements, and we maintain our own, in many cases more stringent, margin requirements, which are intended to ensure that clients will be able to cover their positions in most reasonably foreseeable economic environments. Our liquidity policy requires that we have sufficient readily available liquid assets and committed liquidity facilities to ensure that we can meet our financial obligations as they become due under both normal and some unusual or distressed market conditions. To this end, our policy requires that we have sufficient liquidity to satisfy all of our cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks ($857.5 million of which is undrawn at December 31, 2008). We also have committed and uncommitted credit lines, in the form of trading relationships, with a large and highly diversified group of financial institutions, to support the business in respect of settlement and intra day requirements. We also anticipate accessing these facilities and credit lines from time to time.

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

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Operational risk is inherent in each of our business, support and control activities. The primary day-to-day responsibility for managing operational risk rests within our business, support and control areas. Each has established processes, systems and controls to manage operational risk within their area. Losses, control and performance metrics and issues are reported by each area and summarized for senior management and governance committees. Additionally, operational risk is considered as new products, systems, and business activities are developed and modified. We have established, an independent Operational Risk Department to formalize a globally consistent framework. The goal of the Operational Risk Management framework is to establish global, firm-wide policies and standards related to risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable operational risk environment.

As a diversified financial services firm, we rely on an extensive technology platform including the utilization of vendor services and software. We mitigate our technology exposures through the implementation of standard controls, contractual agreements, and performance monitoring. More broadly, our Business Continuity Management is an ongoing program of analysis and planning designed to ensure the organization will recover and restore business activities in the event of a disaster or other business disruption.

As deemed prudent, certain operational risks are mitigated through our maintaining of insurance coverage and economic capital.

Regulatory Capital Risk

Various domestic and foreign governmental bodies and self-regulatory organizations responsible for overseeing our business activities require that we maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business. To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital in each operating subsidiary as necessary to ensure compliance with all regulatory capital requirements. These may increase or decrease as required by regulatory authorities from time to time. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example since January 1, 2008, we have been subject to the requirements of the European Union’s Capital Requirements Directive. Our obligation under these requirements is in the process of being agreed with the United Kingdom’s Financial Services Authority.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) occurred during our last fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

Retention of Consultants. Our Nominating and Corporate Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, us on matters relating to the unauthorized trading incident. FTI Consultants advised on technology-related matters and Promontory Financial Group advised on policies and procedures in the risk aspects of our business.

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

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York. The CFTC and the SEC have also been involved in the investigation. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. In connection with this investigation, we have been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the antifraud provisions of CFTC Regulation 33.10 and us with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against us or our broker. We established an accrual of $10.0 million in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action.” This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, our U.S. operating subsidiary, and seven of our employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by us for PAAF. The receiver, in his complaint, alleged among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. We, and our employees, denied all material allegations of the complaint. Although the complaint did not quantify the exact amount of damages sought, the amount claimed was estimated to be approximately $175.0 million (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter was, by judicial order, replaced by a “receiver ad litem” (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of our employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against us were substantially similar to those in the initial complaint. On December 3, 2007, we entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, we paid $69.0 million, plus $6.0 million of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice.

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

As a result of discussions leading to this settlement, we recorded an expense of $76.8 million in fiscal 2008. Our insurance carriers were notified of the settlement agreement (together with amounts paid thereunder) and of our associated defense costs in the PAAMCo-related litigation. In that regard, we instituted a dispute resolution procedure against insurers under our insurance contract. On October 23, 2008, we and our insurers entered into a settlement agreement pursuant to which we received $75.0 million from insurers in full settlement of all of our claims against insurers in the PAAF matter. Excluding previously recovered amounts, we have recognized $62.0 million in insurance proceeds in our financial statements for the quarter ended December 31, 2008.

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

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, we uncovered an apparent fraudulent scheme conducted by third parties unrelated to us that may have victimized a number of our clients. CCPM, a German Introducing Broker, introduced to us all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from, and trading in, accounts maintained at our firm were utilized to siphon money out of these accounts, on some occasions shortly after they were established. We were involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that we and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by us. Damages sought in the NFA arbitration proceeding were approximately $1.7 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $0.2 million as to one claimant and a net of $0.2 million as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6.0 million in compensatory damages and $12.0 million in punitive damages. During the quarter ended September 30, 2008, the FINRA arbitration was settled for an aggregate of $0.8 million.

Parabola and Aria

Parabola and Aria (off-shore shell investment company vehicles for an active day trader) have made various different claims about execution-only accounts that were active in our London office between July 2001 and February 2002. In December 2006, Parabola and Aria filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty. The claimants seek £3.7 million (approximately $5.3 million) in damages and speculative claims, including claims for lost profits, of up to an additional £87.0 million (approximately $125.4 million). Mediation began in April 2008 but has not been successful and a trial has been set for March 2009. At this time, it is not possible to determine the ultimate resolution of this matter. An accrual of £0.3 million (approximately $0.5 million) has been provided in connection with this litigation, which is our best estimate.

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

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Hobart Securities

We are in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). We exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2.5 million (approximately $3.6 million) of other Dawnay, Day companies with accounts at MF Global. DDCM instituted legal proceedings seeking to have us reverse the £2.5 million set-off, with DDCM claiming that we were not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. During the quarter ended December 31, 2008, we settled the matter by retaining £0.5 million (approximately $0.7 million) and paying the plaintiff £2.0 million (approximately $2.9 million).

Class Action Suit

We and certain of our executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purports to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, seeks to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to our financial results and projections and capital structure. We have filed a motion to dismiss which the court has granted. The litigation is in its early stages, and we believe we have meritorious defenses. No provision for losses has been recorded in connection with this matter.

Voiran Trading Limited

On December 29, 2008, we received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”). The letter alleges that our UK affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This potential litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

For a discussion of our potential risks and uncertainties, see the information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, and the information in Part II, “Item IA. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, both filed with the SEC, and which are accessible on the Securities and Exchange Commission’s website at sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K, as supplemented by the risk factor set forth in the Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

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

Item 6.	Exhibits

Exhibit Number	Description

10.1	Services Agreement between GNI Limited and Karel Frederick Harbour, dated April 27, 1994.

10.2	Offer Letter, addressed to Thomas Connolly, dated December 17, 2008.

10.3	Amended and Restated MF Global 2007 Long Term Incentive Plan.

10.4	Settlement Agreement re in the matter of an arbitration between Man Group plc and various insurer,

dated October 23, 2008. *

31.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on October 29, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

By:	/s/ Bernard W. Dan
Name:	Bernard W. Dan
Title:	Chief Executive Officer

By:	/s/ J. Randy MacDonald
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: February 11, 2009