Form 10-K
period 2009-03-31
MF Global Ltd.
filed 2009-06-10
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

Commission File Number: 001-33590

MF GLOBAL LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0551260
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification no.)

Clarendon House, 2 Church Street Hamilton HM11, Bermuda
(Address of principal executive offices)	(Zip Code)

(441) 295-5950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2008, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was approximately $424.3 million. As of May 29, 2009, there were 121,134,686 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MF Global Ltd.’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be held on August 13, 2009 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MF GLOBAL LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2009

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

•	“Man Group” refers to our former parent company, Man Group plc, a U.K. public limited company, and its subsidiaries.
•	“fiscal 2005”, “fiscal 2006”, “fiscal 2007”, “fiscal 2008” and “fiscal 2009” mean the 12-month period ended March 31, 2005, 2006, 2007, 2008 and 2009, respectively.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1.A. Risk Factors”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our liquidity requirements and our ability to obtain access to necessary liquidity;
•	our ability to continue to provide value-added brokerage services;
•	our ability to capitalize on market convergence;
•	our ability to continue to diversify our service offerings;
•	our ability to pursue opportunities for enhanced operating margins;
•	our ability to expand our business in existing and new geographic regions;
•	our ability to continue to expand our business through acquisitions;
•	expectations regarding the business environment in which we operate and the trends in our industry;
•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;
•	our accuracy regarding our expectations of our revenues and various costs;
•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;
•	our ability to retain our management team and other key employees;
•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;
•	the likelihood of success in, and the impact of, litigation involving our business;
•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;
•	changes in exchange membership requirements;
•	our ability to increase the percentage of our revenues from the Asia/Pacific region;
•	changes in our tax rate;
•	our ability to maintain trading volumes and market share;
•	our ability to maintain our credit rating;
•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and
•	our ability to retain existing clients and attract new ones.

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

BUSINESS OVERVIEW

We are a leading intermediary offering customized solutions in the global cash and derivatives markets. We provide execution and clearing services for products in the exchange-traded and over-the-counter, or OTC, derivative markets, as well as for products in the cash market. We provide our clients with access to many of the largest and fastest growing markets and products throughout the world.

Our business model is global and product-driven, which allows us to centrally manage our resources while offering clients an expansive array of products across a broad range of markets and geographies. Our history dates back over 200 years ago to a brokerage business that was a founding member of some of the world’s first futures exchanges. After an initial public offering in July 2007, we separated from Man Group plc, our former parent, and became an independent public company with shares listed on the New York Stock Exchange. We seek to discover and capitalize on market opportunities for clients through our international network of offices and relationships, expansive product offerings, value-added product expertise and consistent, high-quality service.

Description of Business

We believe we are one of the largest intermediaries in the global cash and derivatives markets, based on the amount of volume we direct to many of the world’s largest derivatives exchanges, the number of clients we serve, the client balances we maintain, and the extent of our global presence. As of March 31, 2009, we had more than 137,000 active clients worldwide and offices in 13 countries including Bermuda, Chicago, Dubai, Hong Kong, London, Mumbai, New York, Paris, Singapore, Switzerland, Sydney, Taipei, Tokyo, and Toronto. We provide our clients with global market access to more than 70 exchanges through our broker networks, relationships with introducing brokers and online trading platforms. As of March 31, 2009, we had approximately 3,200 employees.

Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We act as an intermediary principally for five types of products: fixed income, commodities, foreign exchange, equities and interest rate products, and support a retail products group. Our principal executive offices are in New York, and our registered office is in Hamilton, Bermuda.

We generally execute orders for our clients on an agency or matched-principal basis. When we execute for a client on an agency basis, we typically direct the order to an exchange or OTC market where it is matched with a corresponding order for execution. When we execute a client order on a matched-principal basis, we take the other side of the trade for our own account and relatively quickly (often within minutes and generally on the same trading day) enter into an offsetting trade with another party. We engage in matched-principal execution, which generally yields higher profit margins than agency execution, primarily in the OTC markets, but also in certain listed markets outside the United States.

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

We also act as a clearing firm for clients who execute trades in futures and options on exchanges where we are approved as a clearing member. These include all major derivatives exchanges in the U.S. and Europe as well as certain Asia/Pacific markets. We may act as the clearing firm for clients who use us to execute their orders, as well as for clients who use other executing brokers or execute their orders directly on the exchange. We also provide clearing services for a growing number of transactions executed in the OTC markets.

We derive revenues from four main sources: commissions from agency execution; commissions from clearing services; markups from principal transactions, primarily consisting of client trades executed on a matched-principal basis; and net interest income on (i) cash balances in our clients’ accounts, most of which are maintained by our clearing clients to meet margin requirements as well as (ii) interest related to our fixed income and principal transaction activities.

For fiscal 2009, 2008 and 2007, we generated total revenues of $2,914.5 million, $6,019.8 million, and $6,094.4 million, respectively, revenues net of interest and transaction-based expenses of $1,426.3 million, $1,636.3 million, and $1,378.7 million, respectively, net (loss)/income of $(48.6) million, $(69.5) million, and $188.0 million, respectively, and adjusted net income of $57.8 million, $199.8 million, and $147.7 million, respectively. For information on how we calculate adjusted net income, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

COMPETITIVE ADVANTAGES

We believe we have achieved a leadership role within our industry due to the following key strengths:

Leading Market Position

In many of the markets in which we are active, we believe we are a leading intermediary, measured by volume of executed or cleared transactions based on the amount of volume we direct to many of the world’s largest derivatives exchanges, the number of clients we serve, the client balances we maintain and the extent of our global presence. We describe our market position in more detail under “—Our Business—Products—Exchange-Traded Derivatives.” We have established a broad and deep pool of liquidity, which we believe is highly attractive to market participants. Because of our strong market position, we receive a large volume of client orders for execution in a number of listed derivatives markets. The high volume of client orders creates liquidity, which means that clients are generally able to obtain tighter bids and offers and traders are generally able to open and close positions without triggering an adverse market impact. In addition, our leading position enables us to internally match client orders on an agency or, where permitted, matched-principal basis.

The volume of our order flow also provides us with real-time market insight across different asset classes, products and regions. We believe the diversity of our clients and the depth of our liquidity enable us to provide superior execution and clearing services in our markets, no matter the complexity of the trade or the product, market or geography involved.

Enterprise Risk Management Framework

We have been sensitive to managing our risk exposure, and over the past year have become even more focused on our enterprise risk management. Our risk management approach dictates that all of our employees take responsibility for managing risk. We have been continually refining existing processes and procedures globally as we seek to offer best-in-class risk management. We believe our focus on, and our investment in, enterprise risk management has started to and will continue to set us apart from our competition and will make us an increasingly attractive counterparty to clients.

Largely Unconflicted Approach

Unlike many of our competitors, we generally do not engage in non-brokerage businesses, such as investment banking and principal investment activity, which could conflict with our clients’ interests. As a result, we believe our clients are more inclined to trade through us and to maintain funds with us. We believe that our largely unconflicted approach in this regard and our dedicated client focus provide us an important competitive advantage.

Diverse Product Offerings

We believe we offer our clients access to a broader range of trading alternatives than most other brokers or intermediaries. We provide our clients the opportunity to access information, markets and liquidity globally and in a wide array of products within the global derivatives and cash markets, including fixed income, commodities, foreign exchange, equities and interest rate products, all from a single global intermediary. At the same time, our product-driven approach creates efficiencies and allows us to centrally manage our resources, as well as offer clients the ease of trading multiple products via a single global intermediary with access to the world’s most active marketplaces.

Extensive Market and Business Expertise

We believe our clients value the lengthy tenure of many of our product specialists and traders as well as the in-depth industry experience of many of our brokers. Many individuals in our various broking teams began their careers in the same industry as their product focus and have substantial experience in, and knowledge of, the underlying markets as well as the futures and options markets. This combination of access to multiple markets and extensive product expertise has helped us develop broad and deep relationships with our clients.

In addition, we have a highly experienced management team and a long history of strong performance as a division of a publicly held company. Our management team has substantial industry experience as well as a solid understanding of the needs and interests of the wide variety of our clients as well as the markets in which they wish to trade.

Client-Driven Focus

We have focused on developing long-term relationships with our clients and on providing our clients with a consistently high level of customer service worldwide. In furtherance of this goal, we recently established a Client Solutions Group to create a global framework to enhance client satisfaction so that we can provide outstanding service that differentiates us from our competitors and deliver a unified offering worldwide. Client Solutions is dedicated to enhancing our systems, fostering information, sharing and improving processes and procedures to deliver even greater value to our customers worldwide. We believe these efforts will further align our organization with our clients and allow us consistently to exceed their expectations.

STRATEGIC FRAMEWORK

We have established a set of strategic considerations to provide a consistent, clear framework for executing our growth strategy. With any initiative we pursue, we seek to achieve all or a combination of the following objectives:

Maximize Profitability—We expect to focus on our high-growth, high-margin businesses to maximize profitability.

Drive Growth—We intend to take selective advantage of opportunities to build our business, either organically or by strategic acquisitions.

Allocate Capital Effectively—We plan to direct our human and financial capital to those areas that we believe will enhance our operating infrastructure and create more profitable client relationships.

Deliver Scale—We believe that a flexible and scalable infrastructure provides an improved offering for our clients, more efficient front and back office systems and lower overhead costs.

Balance risk and reward—Our enterprise risk management guidelines are designed to ensure that our risk exposure does not outweigh the value of any initiative we may pursue. We continuously manage our risk on a firm-wide basis, which we believe is critical to managing the levels of risk necessary to achieve desired profitability.

GROWTH STRATEGY

We believe we are well positioned to expand our business in future years both through organic growth and selected acquisitions. We intend to build upon our competitive strengths by pursuing the following strategies:

Expand High-Growth Products

We believe that there is significant opportunity to expand some of our existing products. With our retail clients, we intend to take advantage of the growing demand for exchange-traded derivatives by retail investors. The globalization of financial products and widespread acceptance of electronic trading as a means of accessing world markets have resulted in increased demand for trading. We believe that retail investors seek the access and liquidity we provide, which we believe differentiates us from many of our competitors. We are actively working to expand our retail presence by providing a consistent retail offering, which we believe our existing clients appreciate for its quality. We also believe that we are well positioned to take advantage of increased demand among retail traders, and we intend to capitalize on our strengths to increase our market share, particularly in North America and Asia.

In addition, we believe that governments around the world are likely to increase their issuance of debt to make up for shortfalls precipitated by the challenging economic environment. We believe our fixed income group would benefit from greater debt issuances, which could in turn encourage more trading of government-backed securities and hence greater trading volumes and liquidity. At the same time, we have taken steps to expand our fixed income group, including adding brokerage teams in products in which we historically did not have a presence, such as agency debt and high-yield corporate bonds.

Diversify Our Business

In a rapidly evolving marketplace, we seek to diversify our business and expand into new markets, products and geographies creating new areas of opportunity for us and our clients. We continue to add new products and experienced teams to existing product divisions in order to expand our presence or to enter new markets that our clients would like to access. We plan to extend our product offerings into a variety of areas, including commodities, foreign exchange and fixed income markets.

Further, we believe that our plans to diversify our business with fee-based revenue, from asset management fees in alternative investment products for accredited investors represent a significant opportunity for us. We believe that varying our sources and types of revenue will strengthen our business and provide earnings resiliency through future market cycles. We also believe that the recent industry trend toward market convergence—that is, an increasing demand for diversified trading across complementary markets, such as listed and OTC derivatives and non-derivative cash products, provides an opportunity to broaden the range of products and strategies we offer our clients. As financial markets converge, a growing number of investors demand sophisticated trading strategies that rely on buying and selling a wide range of instruments and contracts in an array of markets. As a specialized broker with strong positions in listed and OTC derivatives as well as cash markets around the world, we are well positioned to assist our clients in executing complex transactions in multiple markets. We seek to capture a growing share of the cross-market activity resulting from the increasing market convergence. In addition, by expanding the range of products we execute and clear and by joining additional financial exchanges, we believe we will continue to be able to offer our clients opportunities to invest in new and developing trading instruments.

Finally, we expect both regulation and market demand to support increased migration of activity from OTC markets to centrally cleared environments, as participants and regulators seek the greater certainty and transparency offered by these facilities. Given our leadership position in OTC and exchange-based derivatives execution and clearing, as well as experience in those areas, we expect to benefit from this trend.

Expand Our Geographic Footprint

Because we operate our business on a global basis, we are committed to participating or expanding our presence in developing markets, such as those in the Asia/Pacific region and South America. Global economic development has led to significant growth in a number of local financial markets around the world in recent years. We intend to continue to participate in the development of domestic commodities markets and to provide greater access to equity markets, including the establishment of direct market access.

We are actively expanding into these markets, bringing our proven skills in broking, clearing and account management. In addition to providing local investors in developing markets with access to global markets, as well as their own where permitted, we intend to continue to grow our business by providing expertise and access to foreign investors in these emerging markets.

Asia has been a focal point of our geographic expansion. We have built businesses in Australia, Hong Kong, India, Japan, Singapore, and Taiwan. We believe there will be substantial additional growth opportunities in several countries in the Asia/Pacific region if local regulations are eased, and we stand ready to capitalize on opportunities as they emerge, although we do not know whether or how quickly they may occur in any particular country.

Pursue Strategic Acquisitions

We intend to continue to expand our client base and brokerage capabilities by pursuing acquisitions that deliver scale to our business.

MF Global and its predecessor businesses have successfully acquired roughly 20 companies during the past two decades. We have made acquisitions both to extend our presence into new markets as well as to deliver scale within existing markets. These acquisitions have expanded the depth and breadth of the products we offer our clients, while also contributing to our growth and profitability. We have repeatedly transferred expertise developed in a particular product or market and applied it in new settings, significantly enhancing the value of an acquisition. We have also been successful at retaining and integrating select teams of professionals from the operations we have acquired.

OUR INDUSTRY

Introduction

We provide brokerage execution and clearing services across a broad range of derivatives products traded on exchanges and OTC markets throughout the world. We also provide brokerage execution services for products in the non-derivatives, or cash, markets. We refer to the industry in which we operate as global cash and derivatives markets.

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

The global derivatives sector has experienced rapid growth in recent years in the volume of exchange-traded derivatives and the outstanding notional amounts of OTC derivatives. This growth has been driven by many factors, including globalization and the development of new markets, a move to commercially oriented business practices at exchanges, increased demand for risk management, migration to fully electronic markets, regulatory changes, market convergence, product innovation on exchanges, migration from OTC markets to exchange-based trading and enhanced sophistication of market participants.

Derivatives

A derivative is a contract between a buyer and seller whose value is determined by the performance of one or more underlying financial or physical assets, such as interest rates, equity securities, foreign exchange rates, energy products, metals and agricultural or other commodities, as well as indices based on these assets. Examples of financial derivatives include contracts based on the value of interest rates, equity indices, individual equity securities and foreign exchange rates (such as LIBOR futures, e-mini S&P 500 options, options on a single stock and EUR/USD swaps, respectively). Examples of physical derivatives include contracts based on the value of energy products, agricultural commodities and metals (such as WTI crude oil futures, ethanol calendar swaps and futures and options on copper, respectively). Most derivatives are financially settled, whereby settlement is made through cash payments based on the value of the underlying asset, although some derivatives are physically settled by delivering the underlying product. Each derivative contract specifies whether it will be financially or physically settled. Unlike trades in the cash markets, which typically settle within a period of days, derivative contracts frequently do not settle for extended periods, often months or years after they are entered into. Because the parties’ performance obligations, whether payment or delivery, may continue for extended periods, the parties typically are required to provide collateral, or margin, to secure performance of their obligations.

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

•

Other Derivatives: There is a wide array of other derivatives with varied characteristics, including contracts for differences, binaries and options on swaps. A contract for difference is a contract between two parties (buyer and seller) stipulating that the seller will pay to the buyer the difference between the current value of an asset and its value at contract time. If the difference is negative, then the buyer will pay instead to the seller. Binary derivatives are designed around two potential outcomes. These contracts have a designated payout value and specific conditions that must be met in order to receive that payout. If those payout conditions are met, then the owner of the contract receives its full value. If not, then the contract expires with no payout.

Derivatives can provide market participants with an efficient mechanism for the management of price risk. Derivatives are used for risk management, asset allocation, speculation, arbitrage and physical delivery of the underlying asset. Generally, derivatives are traded by two types of market participants: hedgers, or those who seek to minimize and manage price risk, and speculators, or those who are willing to take on risk in the hope of making a profit. By buying and selling derivatives, hedgers seek to protect themselves from adverse price changes. Speculators, on the other hand, trade derivatives with the expectation of making a profit from changes in the value of the underlying asset. The interaction of hedgers and speculators in exchange-traded derivatives helps to provide liquid, active and competitive markets. For a description of derivative products and other instruments that we offer, see “Our Business–Products.”

Cash Brokerage

Cash brokerage involves the execution and clearing of client trades in non-derivatives products such as equity and debt securities and foreign exchange. In these transactions, market participants generally seek to purchase or sell a specified amount of securities or currencies at a specified price for cash, with settlement—delivery of the products against payment—occurring within a few days after the trades are executed. Cash trades in securities occur on exchanges where the securities are listed as well as in the OTC markets, but generally are cleared through a central clearinghouse. Cash trades in foreign exchange are referred to as “spot transactions,” whereby parties agree to buy or sell one currency in exchange for another at a price based on the prevailing spot exchange rate, or the current value of one currency compared to another. Market participants also trade foreign exchange in the derivatives markets in various instruments, such as futures, forwards, currency swaps and foreign exchange options.

As the trading strategies of market participants continue to evolve and diversify, and the derivatives and cash markets continue to converge, brokers are increasingly able to bridge the gap between these markets and to offer services in a number of related markets. Accordingly, many brokers active in the derivatives markets have become increasingly active in the cash markets as well.

Exchange and OTC Derivatives Trading

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

Historically, trading in futures contracts took place exclusively through face-to-face interaction on a physical trading floor of an exchange, also known as the “pit,” through an auction process known as “open-outcry.” In an auction market, prices are established publicly by participants posting bids (or buying indications) and offers (or selling indications). Typically, a derivatives exchange restricts its hours of operation and floor trading to a limited number of exchange members. Non-exchange members are required to execute trades through intermediaries, such as brokers known in the United States as futures commission merchants who are members of the exchange.

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

Cash Markets

In the cash markets, equity and debt securities are traded both on exchanges and in the OTC markets, while cash foreign exchange products are traded exclusively in the OTC markets. Equity securities are traded principally through the facilities of the securities exchanges where they are listed, either directly if the broker is a member of the relevant exchange or indirectly by routing the order through a member firm. Cash trades in equity securities may also occur in the OTC markets, although OTC trades tend to be executed by market-makers and other dealers who maintain inventory and act as principals. Debt securities are predominately traded between dealers and large institutions in the OTC markets and cash foreign exchange products are traded exclusively in the OTC cash markets, principally in London, New York, Tokyo and Singapore.

As participants seek to bridge the cash and derivatives markets, there has been growth in derivatives that combine both cash products and derivatives. For example, an exchange of futures for physicals is a derivatives transaction in which one counterparty buys cash products and sells futures contracts while the counterparty on the opposite side sells cash products and buys futures contracts. As a result, the parties trade cash products and simultaneously enter into an offsetting futures transaction. Exchange for physicals are executed in the OTC market directly or through brokers and are submitted for clearing to clearinghouses by clearing member firms, like us. The appeal of exchange for physicals is that the parties to the transaction are free to negotiate the prices, quantities and other terms of the transaction. As a result, fund managers and other institutional investors often use exchange for physicals to enter into or exit futures market positions on agreed upon terms and thereby exchange or modify exposures between the cash and derivatives markets.

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

Typically, when a client wishes to trade a listed futures contract or option, it must give its order to an execution broker who is a member of the exchange for execution purposes and who sends the order to the exchange for execution. Historically, most executions were handled by “voice brokers” who referred client orders by telephone to the relevant exchange for execution and charged their clients a commission. As a result of the migration to electronic trading in recent years, clients have been able to route orders to exchanges electronically, generally through systems maintained by executing brokers, which has led to lower commissions for execution services. Moreover, some exchanges have also provided clients, particularly large, active traders, with direct online access to their order-execution systems, which permits these clients to bypass the executing brokers entirely. While this ability of clients to bypass executing brokers, or disintermediation, has affected order flow for traditional voice brokers, many clients still choose to execute trades through brokers—like us—that offer clients value-added services in addition to voice execution.

In some cases, the executing broker may have sufficient order flow from its clients so that it is able, where permitted by law, to execute client orders internally by matching a buy-side order from one client with a sell-side order from another client or vice versa. We refer to this practice as internal agency execution. Internal agency execution permits the broker to hold the order while it seeks out one or more orders on the other side that would result in a match on terms more favorable than those available when the order was initially received, and thus achieve better pricing for the client than if it simply routed the order to the exchange for matching in an automated execution system. In cases where the client demands immediate execution, in contrast, the broker may, where permitted by law, take the other side of the trade for its own account while entering into an offsetting trade with another party relatively quickly, either internally with another client or externally with a market participant. We refer to this practice as internal matched-principal execution. By executing on a matched-principal basis, the broker limits its exposure to changes in market prices to a transitory, usually brief period while it finds an offsetting trade. Brokers generally earn higher profits per trade when they execute client orders on a matched-principal basis than on an agency basis. While current laws and regulations generally do not permit matched-principal execution in the U.S. listed markets, we believe that matched-principal execution will become more prevalent in European listed markets due to regulatory changes in that region. Matched-principal execution of client orders is permitted and more common in the OTC markets, where trading is conducted primarily on a principal-to-principal basis.

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

In contrast, OTC derivatives are typically entered into and settled on a principal-to-principal basis and are not cleared through a clearinghouse. As a result, each party to a trade is typically exposed to the credit risks of the other. In recent years, a growing number of clearinghouses or other market participants have begun to offer clearing services for more commonly traded OTC contracts in order to address the counterparty credit risks associated with these trades. This development has diminished the difference between exchange- and OTC-traded derivatives. Participants who trade cleared OTC contracts do so through brokers who assume responsibility for their respective clients’ performance and generally require the clients to post margin. Brokers that clear OTC trades for their clients may interface with (1) a clearinghouse if the clearinghouse offers clearing services for that trade, (2) another clearing broker, or (3) in some cases, directly with the counterparty.

Industry Participants

The derivatives and cash brokerage industry consists of a wide range of participants from clients seeking trade execution or clearing services to principal service-providers—brokers, exchanges and clearinghouses.

Clients

Derivative products are traded by a diverse range of clients, including financial institutions, manufacturing and service providers, hedge funds and other asset managers, professional traders and private clients, among others. Clients buy and sell derivative contracts for a variety of reasons, including risk management, asset allocation, speculation, arbitrage and physical delivery of the underlying asset.

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

Exchanges

Major derivatives exchanges in the United States include the Chicago Mercantile Exchange, the Chicago Board of Trade, the New York Mercantile Exchange, the Chicago Board Options Exchange, the International Securities Exchange and ICE Futures U.S. In Europe, the largest derivatives exchanges are Eurex, Euronext.Liffe, the London Metals Exchange and ICE Futures Europe. In Canada, futures contracts are traded principally on the Bourse de Montreal. Other important exchanges globally include the Singapore Exchange, the National Stock Exchange of India, the Multi Commodity Exchange of India and the National Commodity and Derivative Exchange in India, the Taiwan Futures Exchange, the Tokyo Commodity Exchange, the Sydney Futures Exchange, the Tokyo Financial Futures Exchange and the Korea Exchange.

Clearinghouses

As discussed above, exchange-traded derivatives, and increasingly OTC trades, are settled through centralized clearinghouses, which may be associated exclusively with a single exchange or may support a number of exchanges. Although OTC trades have historically not been cleared through central clearinghouses, as OTC markets have evolved in recent years, certain clearinghouses have begun settling an increasing number of OTC trades. For example, New York Mercantile Exchange ClearPort Clearing provides for the clearing, through its clearinghouse, of trades in OTC derivatives executed off-exchange.

The charts below illustrate the growth in contract volumes in exchange-traded derivatives by market (interest rate, commodity, currency, and equity index) and by region (North America, Europe, Asia/Pacific and other) for the periods presented.

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

(a) As of June 2008.

Note: CAGR represents the compound annual growth rate in global notional amounts for OTC derivatives.

OUR BUSINESS

Our business model is global and product-driven, which allows us to offer customized solutions to our diverse client base across a vast array of products, markets and geographic regions and through multiple distribution channels. We centrally manage our businesses as a global organization and offer clients the ease of trading multiple products through a single intermediary with a worldwide presence. We describe our primary services, products, clients, markets and geographic presence below.

Services

We provide three primary types of service to our clients: execution-only, matched-principal execution and clearing. We are able to provide these services to clients either as a bundled package (including both execution and clearing) or separately (execution-only, but not clearing or vice versa), depending upon our clients’ needs.

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

We provide execution-only services to our clients both over the phone, which is known as voice broking, and through our online platforms. Agency execution of liquid contracts has increasingly moved away from traditional voice broking to online broking in recent years, as a growing number of intermediaries, including ourselves, have provided online platforms that allow clients to execute trades electronically on their own.

Where permitted by law, and where doing so will provide our clients with the most efficient execution available, we sometimes execute trades in listed derivatives internally—rather than through an exchange or OTC market—by matching one client’s order with another client’s offsetting order as an agent.

Matched-Principal Execution

We also provide execution services for various listed and OTC derivatives and cash products on a matched-principal basis to facilitate client transactions. We generally execute orders on a matched-principal basis by entering into one side of a client trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). As with agency-executed trades, matched-principal trades, once executed, are cleared as described below. We take positions for our own account generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in anticipation that future client orders will become available to fill the other side of the transaction, and not primarily for directional purposes.

Most of our matched-principal execution occurs in OTC trading markets, such as metals, foreign exchange and fixed income securities, where trading occurs primarily on a principal-to-principal basis. In these markets, we execute our client’s order by taking the other side of the trade and then entering into an offsetting trade with another intermediary or other market participant. In those jurisdictions where internal execution is permitted by law, we may also execute a client’s order on a matched-principal basis internally, by entering into the offsetting trade with another client from our order flow.

When we execute a trade on a matched-principal basis, we interact with both sides of the trade and are able to charge a combined markup that usually exceeds the commission we would otherwise earn from one side only. Accordingly, matched-principal execution is generally more profitable to us, and we intend to continue to expand our business in these trades, principally involving metals, energy, foreign exchange products and fixed income securities.

In addition to these matched-principal trades, we enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk and to manage our liquid corporate assets, and these trades are not always fully offset by matching trades on the other side of the market. In general, except for corporate hedging and investment management transactions discussed above, we enter into transactions for our own account generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction, and not primarily for directional purposes. While we seek to minimize our exposure to market risk by entering into offsetting trades relatively quickly (often within minutes and generally on the same trading day), we may not always enter into offsetting trades or any offsetting trades we execute may differ in certain respects, such as duration. In conjunction with client activity, we may enter into relative value trades to take advantage of temporary price differentials in related securities. Therefore, we may not entirely offset market risk and may be exposed to market risk for limited periods or to a partial extent or both.

Clearing

Derivatives trades executed on an exchange are generally cleared through a central clearinghouse. Those executed in the OTC markets, in contrast, have historically been cleared directly between the parties on a principal-to-principal basis, but this practice is changing as more market participants seek the transparency of a centrally cleared environment. We provide clearing services in both of these situations, and our role in each is described briefly below.

We act as a clearing firm for clients who execute trades in futures and options on exchanges where we are approved as a clearing member. These include all major futures and options exchanges in the U.S. and overseas markets. On exchanges, trades are cleared through a central clearinghouse, which intermediates a trade by becoming a counterparty to both sides, but requires approved clearing members to act on behalf of the parties. When we act as a clearing firm, we are responsible for the performance of our client to the clearinghouse and are required to have our client maintain margin—liquid collateral—in its account with us at all times while the client has an open position with the clearinghouse. While the clearinghouse specifies the minimum level of margin required, we can and do set higher margin levels for our clients. For futures trading, each day the clearinghouse marks to market the parties’ open positions and requires the clearing firms to make payments on the parties’ behalf as necessary to reflect any increase or decrease in the value of their positions. We make and receive these payments to and from the clearinghouse on our clients’ behalf on a daily basis by debiting and crediting the appropriate client accounts with us. If any of these debits reduces the margin in a client’s account below the minimum level we specify, we require the client to post additional margin in its account through a process known as a margin call.

We may act as the clearing firm for clients who use us to execute their orders, as well as for clients who use other executing brokers or execute their orders directly on the exchange. In some cases, we act as the clearing firm for both parties to the trade.

In the OTC markets, in contrast, trades historically have been settled on a principal-to-principal basis—that is, the counterparties have posted collateral and settled any changes in their respective open positions directly with one another, without any clearinghouse or clearing firm acting as intermediary. As a result, we have traditionally not provided clearing services for OTC products. However, as these markets have evolved and many OTC contracts now have standardized terms and participants have increasingly demanded access to the greater stability offered by a centrally cleared environment, we and other market participants have begun to provide clearing services for a growing number of OTC derivative trades. In these trades, we may act as clearing firm for one or both of the parties, and a clearinghouse may or may not act as intermediary. If a clearinghouse is involved, our clearing services will be similar to those we provide when clearing listed trades. If no clearinghouse is involved, we will be responsible for our client’s performance directly to the other party or its clearing firm, and we will require our client to maintain margin, we will mark its positions to market and we will settle any differences with the other party or its clearing firm in a manner similar to that which applies when we clear listed trades. The principal difference between OTC and exchange clearing is that, if there is no clearinghouse involved and the other party has its own clearing firm, we will be exposed to the risk of default by the other clearing firm. Consequently, we limit our dealings with OTC clearing firms to those firms whose credit status we have evaluated and believe to be satisfactory.

Markets

We provide our clients access to three primary types of markets: exchange-traded derivatives, OTC derivatives and cash markets. As described below, we classify all of the foreign currency, cash equity and cash fixed income products we provide our clients as cash products. OTC trades cleared through clearinghouses are classified as exchange-traded derivatives. We provide these services through dedicated teams focused on particular markets.

Exchange-Traded Derivative Markets

We execute client trades in exchange-traded derivatives, both on an agency and, in some markets outside the United States, on a matched-principal basis, and then, if acting as a clearing broker, clear the orders for our clients and their counterparties. The principal markets for which we execute and clear exchange-traded derivatives include interest rate products, equities and commodities. The products that generate the largest trading volumes for us include futures and options linked to interest rates, equities, energy and metals. The principal exchanges on which we execute futures and options trades include the Chicago Mercantile Exchange, the Chicago Board of Trade and the New York Mercantile Exchange in the United States, Eurex, Euronext.Liffe, ICE Futures Europe and the London Metals Exchange in Europe and the Sydney Futures Exchange and Singapore Exchange in the Asia/Pacific region.

The table below sets forth several of the major derivatives exchanges in North America and Europe and two exchanges in the Asia/Pacific region and, for each exchange, provides our rankings for the year ended March 31, 2009, based on information provided by the respective exchanges on a monthly basis.

Ranking for the year ended March 31, 2009 (1)
North America
Chicago Board of Trade (2)(3)	First
Chicago Mercantile Exchange (2)(3)	First
COMEX (4)	First
NYMEX (4)	First
Europe
Eurex (2)(5)	Eighth
Euronext.Liffe (2)(6)	First
ICE Futures Europe (7)	Third (2) / Third (4)
Asia-Pacific
Sydney Futures Exchange (2)(3)(8)	First
Singapore Exchange Ltd. (2)	Seventh

Notes:

(1)	Based upon simple average of monthly rankings where period to date rankings are not provided by the exchange.
(2)	Based upon executed business, including executed and cleared business and executed-only business.
(3)	Non-member business only.
(4)	Based upon cleared business, including executed and cleared business and cleared-only business.
(5)	Based upon interest rate derivatives only.
(6)	Based upon Euronext London, excluding Bclear (OTC equity derivative transactions).
(7)	Based upon rankings for ICE Brent Crude Futures, ICE Gasoil Futures, and ICE WTI Crude Futures products, which in aggregate represented approximately 98% of all volume on ICE over the 12 month period ended March 31, 2009.
(8)	Includes BrokerOne ranking, starting October 2007.

Managing client and counterparty default risk is an essential part of our business. The two principal means by which we manage the default risks involved with listed products are clearinghouses and margin accounts. As described above, exchange-traded derivatives are typically cleared through a clearinghouse. Clearinghouses assume the default risk posed by each member intermediary to the other by guaranteeing the performance of each side of the trade, thereby eliminating any default risk that member intermediaries on each side of a trade would otherwise pose to one another. As a result, clearing trades through a clearinghouse enables us to eliminate the default risk posed by our counterparties and limit our primary risk to that posed by a potential default by our own clients. Margin accounts are the principal means by which we manage this risk. Exchanges require clients to maintain minimum amounts of collateral in margin accounts to secure their performance obligations on their open positions. Consistent with our disciplined approach to risk management, we monitor each client’s open positions and related risk of default closely and, where we believe it is appropriate, adjust our clients’ margin requirements above the minimum amounts set by the exchanges in an effort to ensure that each client’s collateral is sufficient, in our view, to support their open positions. In addition to providing credit protection, the funds clients deposit with us as margin for their trading activities also provide us with an important source of revenue, as we are able to earn interest income on the cash balances in many of our clients’ margin accounts.

OTC Derivative Markets

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

Cash Markets

We execute, clear, and finance trades, through repurchase and reverse repurchase and stock borrow and stock loan transactions, for a broad array of cash products, including listed equity securities, debt securities and foreign exchange products on both an agency and a matched-principal basis. The cash product trades we execute involve (1) listed equities, (2) U.S. Treasury securities and corporate bonds traded in the OTC markets, and (3) OTC foreign exchange contracts and spot transactions. We clear many of these products for our clients. U.S. equities are cleared by The Depository Trust & Clearing Corporation, and U.S. Treasuries are cleared by The Fixed Income Clearing Corporation. Foreign exchange transactions do not settle through a clearinghouse but are instead settled on a bilateral basis between the counterparties. The equity trades we execute principally involve stocks listed on major U.S. and European exchanges and, to a lesser extent, various exchanges in the Asia/Pacific region, including exchanges in Australia, Singapore and India. We primarily execute trades for U.S. Treasury securities and foreign exchange products in the major U.S. and European OTC markets.

Clients

As our business has expanded into new markets, we have broadened our client base both through internal development of execution and clearing services targeted at different clients and through acquisitions. We do not manage our business according to specific types of clients but characterize them broadly as institutional clients and retail clients. We regard our client base as a whole, and seek to provide them with access to a wide variety of derivatives and cash markets. We believe that receiving order flow from a diverse client base helps us provide efficient execution across a broad range of products, markets and regions.

Institutional Clients

Corporations

Major industrial and financial companies rely on us to provide them with access to an array of markets. They look to us for the risk management support we provide, as they seek to hedge positions they may have in commodities, foreign exchange, or financial products. This category of clients has grown in recent years, driven, in part, by an increase in the number of companies that have increased their focus on their own risk management.

Broker/Dealers

Institutional clients also include other intermediaries who use us to provide clearing services. These clients may take a view on market movements with the hope of achieving attractive investment returns. With the consolidation of industry participants, we believe broker/dealers seek counterparties like us that are both diverse and have strong balance sheets and capital positions.

Asset Managers and Hedge Funds

Our asset manager clients include managers of large mutual funds, commodity trading advisors (CTAs), commodity pool operators (CPOs), and other investment advisors. Our hedge fund clients include a range of alternative investment companies. The number and influence of hedge funds and other asset managers in the derivatives and cash brokerage industry have increased significantly in recent years, and we believe they will continue to be a significant force in driving demand for increasingly sophisticated risk-management products. We have a dedicated global network of specialists, who understand the unique needs of these clients, execute and clear orders as well as assist in arranging financing and provide personalized account management and administrative support.

Retail Clients

Professional Traders

Individual professional traders are either local floor traders or professional electronic traders. Local floor traders are individual members of derivatives exchanges who trade for their own account on the floors of exchanges. Professional electronic traders are individual clients trading electronically from dedicated facilities built to service their needs. Locals serve an important role in the market as liquidity providers for the exchanges of which they are members by providing order flow and adding liquidity to the markets. As floor-based trading has migrated to electronic platforms, local traders have also transitioned to the use of electronic platforms. Professional traders are typically high-volume clients who require an operating platform that provides them rapid execution at a low cost, which results in our earning lower transaction fees. We have strong relationships with a number of local trading groups in Europe, North America and the Asia/Pacific region. We believe we play a leading role in providing professional traders in these regions with online access to equities, interest rates, commodities and foreign exchange markets around the world.

Private Clients

Private clients are typically individual investors with individual or joint trading and investment accounts for speculation and hedging, individuals setting up trading corporations and high net worth individuals. Private clients also include any of the above accounts managed by a third party. Through internal initiatives and a series of acquisitions, we have in recent years developed a significant private client business. We have extensive private client teams in North America, Europe and Asia—a truly global footprint to meet our clients’ needs. Some of our private client business is generated through a network of introducing brokers, who direct futures and options order flows from the private client segment to MF Global for execution and clearing. We own a number of well-recognized brand names that serve private clients, such as Lind-Waldock in North America, GNI Touch in the UK and FXA Securities in Japan.

Products

We provide our clients with access to a wide array of products in a broad range of markets. Our primary offerings are equities, interest rate products, fixed income, foreign exchange and commodities. We classify currency futures within foreign exchange and equity index futures within equities.

Equity-related Products

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

We also provide global direct market access facilities for our cash securities clients in the United States, Europe and the Asia/Pacific region. Direct market access facilities enable clients—primarily institutions—to bypass an intermediary’s trading desk and access multiple trading venues directly, execute trades and then route the trades to us for clearing. This service enables these clients to access multiple liquidity pools, control the execution of their trades and reduce the brokerage commissions for each trade. We also provide equity research on European and Asian companies from our UK and Indian offices.

Our primary clients for equity-linked derivatives and cash securities are corporations and private clients.

Interest Rate Products and Fixed Income

We provide execution, clearing, and financing services for both listed and OTC interest rate securities. The interest rate derivatives and cash securities market is one of the largest markets in the world. The interest rate products we trade include futures, options and swaps related to interest rates as well as cash products such as U.S. Treasury securities. Interest rate products are the most commonly traded type of derivative and are actively traded both on exchanges and in the OTC markets.

We also engage in interest rate prime brokerage to complement our position in other interest rate products. Prime brokerage is an industry term referring to specialized services provided by brokers to institutions as a bundled package. The services we provide include execution, clearing, client financing, securities lending and other administrative services. In addition, we offer these clients wholesale access to the cash, bond, repurchase agreement and futures markets through an integrated online platform. The revenue we earn from prime brokerage activities consists of commissions for our services, interest income on client custodial accounts and markups from principal transactions.

Our principal clients for interest rate derivative products include institutional clients such as financial institutions, broker/dealers, corporations, hedge funds and asset managers, as well as professional traders seeking either to make speculative investments or to hedge their exposure to interest rate fluctuations.

Foreign Exchange Products

The market for foreign exchange products is generally regarded as the largest and most liquid financial market in the world as measured by market volume. We provide foreign exchange brokerage services primarily on a matched-principal basis. When a client places an order, we take the other side of the trade for our own account and relatively quickly enter into an offsetting trade with another party, who is typically a dealer or market maker. By serving as the counterparty to the buyer and the seller in these transactions, we enable our client and their counterparty to trade on an anonymous basis.

Most foreign exchange trades are conducted on non-listed markets. Our clients in the foreign exchange market represent all segments of our customer base seeking to enter into speculative or arbitrage transactions or to limit their exposure to foreign exchange fluctuations.

Commodities Products

Metals

Derivative contracts for metals include futures, options, forward sale agreements and other types of instruments for both precious and non-precious metals. Metal derivatives are traded both on exchanges and in the OTC markets. MF Global is one of 12 designated “ring dealing” members of the world’s largest metals exchange, the London Metal Exchange, which enables us to offer our clients special trading access and other rights on the London Metal Exchange, and is a member of the Commodity Exchange Inc., a division of the CME Group, Inc. In this market, we provide execution and clearing services and contract administration for certain futures, options and OTC products. We also work with our clients to develop risk-management and trading strategies and offer our clients extensive market research materials.

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

Agricultural Commodities and Other

We offer our clients access to a number of agricultural commodities markets such as the grain futures and options markets in the United States and the tropical commodities markets listed in North America, Europe and Asia/Pacific. Our primary clients include producers, consumers, dealers, and asset managers.

Geographic Regions

We execute trades for clients located principally in three geographic regions: Europe, North America and the Asia/Pacific region. Our operations in each region are organized to service the institutional and retail clients located in that region. In most regions in which we operate, we execute trades involving a wide range of products on a number of markets.

There are a number of countries in which we do not currently maintain offices but conduct a significant amount of business. For example, based on information gathered by our management with respect to participants in that industry, we believe that, despite the fact that we do not have an office in China, we are a leading provider of financial risk management products to the Chinese metals industry. We service these clients though our offices in London, Hong Kong and Sydney.

Our global and product-driven model allows us to provide each of our clients with services that encompass any and all combinations of our products and markets. For example, we are focused on increasing the number of clients in the Asia/Pacific region—for whom we can execute and clear trades in Europe or North America as well as the Asia/Pacific region—and providing our clients in Europe and North America with increased access to the exchanges in the Asia/Pacific region. Our global presence, combined with our expertise in a wide variety of products, enable us to meet the diverse needs of our clients. For a discussion of our segment and geographic information, see Note 16 to our audited consolidated and combined financial statements.

Electronic Trading Platforms

We provide clients with market access through multiple online trading platforms. These platforms include MTrade, MTrade FX, MTrade ep, MTrade Securities, MTrade CFD, GNI touch, MTrade Pro, MF Global FX Click, MF Global FX Clear, MF Global Dealing Room and MF Global Xpress (Order Express). Our MTrade and MTrade ep online trading platforms provide clients access to the U.S. futures markets, whether electronically or by open outcry, from any location where they are able to access the internet. Our MTrade, MTrade Pro, MTrade CFD and GNI touch online trading platforms enable our clients to enter into complex options and equities transactions online and manage multiple accounts with one user identification. Our clients also have access to multiple online trading platforms for foreign exchange, through MTrade FX, MF Global FX Click, MF Global FX Clear, MF Global Dealing Room, FXA Securities Ltd. and MFGtrader. A number of these trading platforms deliver web-enabled account opening and private access to client statements detailing positions, funds and margin requirements. For clients who choose not to use our online trading platforms, we support all major third-party order entry systems independently contracted by clients.

Sales and Marketing

We believe that a strong, well-recognized brand is important to our success. Accordingly, we have undertaken a number of initiatives to strengthen the MF Global brand with the goal of expanding relationships with existing clients by providing value-added products and services, as well as attracting new clients, including those in markets and geographic areas where we see potential to enhance our presence and brand awareness. We are conducting market research to gain a deeper understanding of our current and prospective clients as well as our positioning in the marketplace. We intend to apply our findings to identify new areas of opportunity and to establish standard criteria for tracking the effectiveness and measurability of marketing strategies. On a parallel path, we are assessing the number of and value of the brands we currently support so that we may concentrate our resources and efforts on a more focused number. In addition, in April 2009, we re-launched our corporate advertising to better define MF Global, our points of differentiation in the market and raise our profile among our global client base. This is the first advertising campaign that we have conducted since our initial public offering in July 2007. We believe that these efforts will increase our brand awareness, enhance our reputation in the industry, drive future business opportunities and present a clear and consistent message and vision to all of our client segments.

We conduct our sales and marketing through three primary distribution channels: our employee brokers, introducing brokers and online platforms. Our employee brokers conduct the majority of our sales and marketing activities. They are primarily responsible for attracting new—and maintaining existing—client relationships, determining what products meet clients’ risk-management needs and providing the services that clients request. We also employ a large number of sales professionals, most of whom are former brokers and traders with extensive experience within the derivatives trading community, to market to private clients. Since our business is highly regulated, we employ brokers and sales professionals who understand the regulatory requirements relevant to marketing in this field and who are appropriately licensed as required by applicable laws. We also obtain clients through relationships with introducing brokers, who are individuals or organizations that have relationships with various private clients, professional or institutional clients of their own. Introducing brokers provide all the typical functions of a broker, except they do not accept money, securities or property of a client. Introducing brokers direct orders made by their clients to us for execution and clearing. In addition to employee brokers and introducing brokers, we also seek to attract new clients through online promotion, either via our website, third-party websites or e-mail.

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

In addition, affiliates of the largest commercial and investment banks, including Goldman Sachs, JPMorgan, UBS, Citigroup, Bank of America and Société Générale (through their joint venture Newedge) compete with us in key areas such as clearing services, which is a significant source of our revenue. We compete with a large number of independent brokerage firms, such as R.J. O’Brien in the United States, as well as regional brokers in particular markets around the world. We have also witnessed the proliferation of online trading platforms for cash products outside the United States, which now compete directly with our retail and OTC trading operations in Europe and in the Asia/Pacific region.

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

We believe that these developments provide opportunities for proactive brokers like MF Global that can offer clients more value-added services than the exchanges or other market participants do. We offer our clients efficient access to more products, markets and regions than many of our competitors, coupled with deep internal liquidity in many of our markets. Moreover, because we provide both execution and clearing services, we are less vulnerable to competitive pressures affecting the market for execution services alone. As a result, we believe we are well positioned to withstand the pressures of disintermediation and price-compression in our industry.

Equally important, we believe that the pressures in our industry today due to the global financial crisis present significant growth opportunities, as many of our competitors are institutions which have contributed to the financial crisis through failed risk management. In contrast, we have been strengthening our risk management practices as our business has evolved and in light of our business experiences. Further, the majority of our business activities are in jurisdictions with rules and regulations requiring that client funds are segregated, which we believe offers our clients a layer of protection that some of our competitors cannot offer. Further, our balance sheet is representative of our primarily agency-only focus and we continue to generate strong cash flows. Our dedication to improving our risk management systems and customer service along with our enhanced governance model has enabled us successfully to manage through these unprecedented times. We believe that ultimately we will reap the reward of increased market share through a leading enterprise risk management culture.

Risk Management

We believe that effective risk management is critical to the success of our business. Consequently, we have established—and are continuingly seeking to improve—an enterprise wide risk management framework to manage all aspects of our risks. This framework has been approved by our Board of Directors, which sets strategy and establishes our risk appetite for—liquidity, capital, market, credit, and operational risks—and the framework communicates globally through a strong governance structure that clearly defines roles and responsibilities; delegations of authority for risk control and risk taking; and approves documented policies with defined methodologies for the identification, measurement, control and mitigation of risk.

The Board of Directors delegates its authority for risk oversight to the Audit Committee. The Audit Committee is supported in this role by the Enterprise Risk Management Committee (ERMC), which is chaired by our Chief Risk Officer and which provides a forum for executive discussion of the principal risks, as well as risks related to mergers and acquisitions and implementation of strategy. The governance structure includes additional committees that report to the ERMC, including the Credit Committee, Market Risk Committee, Operational Risk Committee, Asset and Liability Committee and Reporting Risk (Disclosure) Committee. These committees provide forums through which executive management exercise its risk oversight and control responsibilities to support the ERMC in governing our risks. Two additional committees that report to the CEO, the New Products Committee and the Process and Technology Committee, also have enterprise risk management responsibilities.

We seek to ensure that all financial, operational, compliance and other risks are consistently and comprehensively identified, assessed, monitored and controlled across all of our businesses in a coordinated way. To achieve this, we created a comprehensive Enterprise Risk Management Policy detailing principles and policies for controlling enterprise-wide risks, specific responsibilities for risk throughout the company, and the specific methodologies we use for the management of financial, operational, compliance and other risks. The Enterprise Risk Management Policy is reviewed at least annually to ensure that it remains up to date and fit for purpose as we innovate in a fast changing industry. We are in the process of documenting and implementing global procedures to ensure that the Enterprise Risk Management Policy is implemented consistently across all our operations.

We believe that risk management is not just the responsibility of the risk department, but also the responsibility of all individuals within the company. As such, all employees are expected to fully understand the risk responsibilities delegated to them and be aware of the relevant risk policy and compliance requirements for their function. Individuals whose roles involve risk taking are expected to fully comply with, and take responsibility for, all risk control policies and risk processing requirements applicable to their business. All individuals are expected to escalate matters of concern or incidents arising in accordance with the Enterprise Risk Management Escalation Policy.

The risk department is led by our Chief Risk Officer who is in charge of all risk control areas of the company and reports directly to the Chief Executive Officer. The Chief Risk Officer has a number of direct reports that have defined responsibilities for the various risk functions, such as: the Chief Credit Officer, the Global Head of Market Risk, the Global Head of Operational Risk, the Global Head of Capital and Liquidity Risk, the Regional Heads of Risk (Americas, Europe, APAC), the Head of Insurance Risk, and the Head of Risk and Compliance Systems. We also have a Chief Compliance Officer with global responsibilities for ensuring we meet our regulatory responsibilities in the conduct of our business. We have approximately 200 employees in the risk and compliance department worldwide.

On a day to day basis, the risk officers are responsible for managing and overseeing specialist teams that monitor our risk exposures around the world. Client, counterparty and house account positions are monitored against limits 24 hours a day when exchanges are open. These teams communicate their findings to our regional officers and to local decision-making bodies to allow us to react rapidly to address any developing risks.

Our risk officers are responsible for periodically reporting, to the ERMC and to the Board of Directors, global risk exposure and instances when our risk limits are exceeded. These reports are made in a prescribed format and cover a wide range of comparative measurements across all risk types, and bring transparency to our risks relative to the risk appetite set by the Board of Directors. The risk reporting process is designed to enable us to assess the levels of risk present throughout our operating environment on a near real-time basis and to take any necessary remedial action in a timely manner.

See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Technology Systems and Business Continuity

We operate our business using a series of integrated platforms, enabling us to offer our products across an array of markets to clients located around the world. These platforms employ several principal trade processing systems, each with multiple points of access. Outside of North America, we process trades using a platform developed by Rolfe & Nolan, while within North America we use the GMI system developed by SunGard. Automated connectivity among the core segments of our processing platform enables us to execute and clear cross-border client trades on a global basis both directly and through omnibus accounts maintained between our main operating subsidiaries. In each case, we have long-term licensing agreements for the continued use of these industry-leading technologies, which enable us to run our operations effectively without having to incur costs to develop proprietary technology. We also employ complementary systems in other products such as cash securities.

The security and integrity of our processing and other support systems are of great importance to our business. We regularly test our business-critical systems, and we are continually working to enhance our remote back-up and disaster recovery systems.

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

From time to time, we receive inquiries or requests from our regulators (for example, the Commodity Futures Trading Commission or the Financial Services Authority) which require us to undertake compliance reviews and/or remedial action with respect to our policies and procedures. For example, the Financial Services Authority used a statutory power (contained in Section 166 of the UK’s Financial Services and Markets Act 2000) to compel our UK companies to appoint a suitably qualified third party (which was appointed) to review our UK anti-money laundering systems and controls and to provide a report to the Financial Services Authority, which was provided in May 2007. More recently, the Financial Services Authority has requested that we appoint at least one independent, non-employee director to the Board of Directors of MF Global Holdings Europe Limited.

The principal geographic regions in which we operate and the primary regulators, self-regulatory organizations and exchanges that have supervisory authority over us in those regions include:

Country/Region	Principal Regulators and Self-Regulatory Organizations	Principal Exchanges and Clearinghouses
United States	Commodity Futures Trading Commission	Chicago Mercantile Exchange/Chicago Board of Trade
	Securities and Exchange Commission National Futures Association	New York Mercantile Exchange IntercontinentalExchange
	Financial Industry Regulatory Authority	ICE Futures U.S
International Securities Exchange
Chicago Board Options Exchange
Options Clearing Corporation
Boston Options Exchange

Canada	Investment Dealers Association	Bourse de Montréal
Toronto Stock Exchange
Winnipeg Commodity Exchange

Europe	Financial Services Authority	Eurex
	Autorité des Marchés Financiers	Euronext.liffe
	Bundesbank and German Financial Supervisory Authority	ICE Futures
	The Committee of European Securities Regulators	London Metal Exchange London Stock Exchange LCH.Clearnet

India	Forward Markets Commission Securities and Exchange Board of India	Multi Commodity Exchange National Commodities & Derivatives Exchange National Stock Exchange Bombay Stock Exchange

Singapore	Monetary Authority of Singapore	Singapore Exchange Ltd.

Australia	Australian Securities & Investments Commission	Sydney Futures Exchange/Australian Securities Exchange

Hong Kong	Securities and Futures Commission	Hong Kong Futures Exchange

Taiwan	Securities and Futures Bureau	Taiwan Futures Exchange

U.A.E. (Dubai)	Dubai Financial Services Authority Emirates Securities and Commodities Authority Dubai Multi Commodities Centre	Dubai Gold & Commodities Exchange

North America: In the United States, our regulators are the Commodity Futures Trading Commission, the National Futures Association, the SEC, and the Financial Industry Regulatory Authority, or FINRA. Our designated self-regulatory organization is the Chicago Mercantile Exchange. We are a member of Chicago Mercantile Exchange/Chicago Board of Trade, New York Mercantile Exchange, ICE Futures U.S., IntercontinentalExchange, International Securities Exchange, Chicago Board Options Exchange, Options Clearing Corporation, and Boston Options Exchange. In Canada, we are regulated by the Investment Dealers Association, and are a member of the Bourse de Montreal, the Toronto Stock Exchange and the Winnipeg Commodity Exchange.

Europe: In the United Kingdom, our primary regulator is the Financial Services Authority. In France, our primary regulator is the Autorité des Marchés Financiers. We are a member of Eurex, Euronext.Liffe (and U.S. exchanges), ICE Futures, the London Metal Exchange, the London Stock Exchange and LCH.Clearnet.

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

U.S. Office of Foreign Assets Control

The United States government maintains various economic sanctions programs administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). Some of these programs are broad and impose country—specific economic sanctions (such as those targeting Burma (Myanmar), Cuba, Iran, North Korea, Sudan and Syria); other programs target “specially designated” individuals and entities that are engaged in certain activities, such as proliferation of weapons of mass destruction, terrorism and narcotics trafficking, as well as activities particular to certain countries, such as undermining democratic processes or institutions in Zimbabwe. The OFAC-administered sanctions take many forms, but generally prohibit or restrict trade and investment in and with sanctions targets; some programs also require blocking of the sanctions targets’ assets. All “specially designated” individuals and entities are generally referred to as “SDNs” and are placed on a list maintained by OFAC called the list of Specially Designated Nationals and Blocked Persons, which contains over 7,500 names and is updated regularly. Generally, the OFAC-administered sanctions are applicable to “U.S. persons”, or U.S. citizens, permanent resident aliens, entities organized under the laws of the United States (including their foreign branches), regardless of where they are physically located, and persons actually present in the United States (regardless of nationality), but non-U.S. persons are bound in certain instances. Violations of any of the OFAC-administered sanctions are punishable by civil fines, as well as criminal fines and imprisonment. Penalties for violating the OFAC-administered sanctions can be severe, including civil penalties per incident of the greater of (a) $250,000 and (b) twice the amount of the transaction in respect of which the penalty is imposed, and criminal penalties per incident of $1,000,000 and up to 20 years in prison. We have established policies and procedures designed to assist our company’s and our personnel’s compliance with applicable OFAC sanctions. An entity’s compliance program is one factor that OFAC will consider in deciding whether to impose penalties, and at what level, in the event of a violation. Although we believe that our policies and procedures are effective, there can be no assurance that our policies and procedures will effectively prevent us from violating the OFAC-administered sanctions in every transaction in which we may engage.

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

We face risks in operating our business, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and operating results. We present these risks according to the following categories: Risks related to Our Industry and Business; Risks related to Our Capital Needs and Financial Position; Risks related to Regulation and Litigation; Risks related to Our Separation from Man Group; Risks related to Our Operations and Technology; and Risks related to Our Status as a Bermuda Company.

RISKS RELATED TO OUR INDUSTRY AND BUSINESS

Conditions in the financial services industry and the securities markets, especially decreases in trading volumes, interest rates and market liquidity, may hurt our business.

We generate revenues principally from transaction execution and clearing fees, markups from principal transactions and net interest income earned on cash balances in our clients’ accounts as well as interest related to our fixed income and principal transaction activities. These revenue sources are dependent on a combination of factors including the level of trading volumes, interest rates and market liquidity. A decrease in trading volumes, interest rates or market liquidity, either individually or in combination, would adversely affect our business and profitability.

Trading volumes are impacted by many factors, including client demand, market volatility and economic conditions, as discussed below. In calendar year 2008 and 2009, the global financial services industry, including securities and commodity markets, experienced and continues to experience significant adverse conditions, including substantially increased volatility, outflows of assets and securities, losses resulting from declining asset values, defaults on securities and reduced liquidity. This has led to the failure of certain financial services firms, led other firms to seek mergers with stronger competitors, including with commercial banks, required many financial institutions to raise additional capital and resulted in other firms becoming bank holding companies subject to regulation by the Federal Reserve Bank. Many of the firms that have been adversely affected by the financial crisis were or are active participants in our markets. As a result of the failure of certain firms and reduced trading activity by others, overall trading volumes have decreased, which resulted in decreased revenues. In sharp contrast to prior periods of increased volatility, together with a perception of continuous worldwide economic growth and availability of credit, among other factors, that contributed to a commodities bull market and higher trading volumes, which consequently increased our revenues.

The volume of transactions our clients conduct with us is directly affected by a number of U.S. and international market factors, most of which are beyond our control, including:

•	economic, political and market conditions;
•	broad trends in the brokerage and finance industry;
•	changes in levels of trading activity in the broader marketplace;
•	supply and demand for commodities;
•	financial strength of market participants;
•	price level and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets;
•	legislative and regulatory changes;
•	actions of our competitors;
•	consolidation among exchanges and our competitors;
•	introduction of new products;
•	changes in cost and fee structures;
•	changes in government monetary policies;
•	the level and volatility of foreign exchange rates;
•	disruptions in markets due to terrorism, war or extreme weather events or other natural disasters;
•	inflation; and
•	new market entrants.

Any one or more of the factors listed above, or other factors, may contribute to a decline in trading volumes or market liquidity. Any significant decline in trading volume in the financial markets generally, or the derivatives, interest rate, equity, foreign exchange or commodity markets in particular, could have a material adverse effect on our business and operating results.

A reduction in our overall trading volume could also render the markets in which we operate less attractive to participants as a source of liquidity and could result in further losses of trading volume and the associated transaction-based revenues. For example, the decrease in market participants as a result of the global economic crisis has hurt market liquidity and further decreases, and sustained decreases in market liquidity, could further adversely impact our overall trading. Such diminution of liquidity could also make it more difficult for us to generate profit margins on principal transactions. Accordingly, any reduction in trading volumes or market liquidity could have a material adverse effect on our business and financial results in a material fashion.

In addition to trading volumes, our revenues are impacted by the level of interest rates, as we generate revenue from net interest earned on the investment of the margin funds our clients place with us. Our interest income is directly affected by the spread between the short-term interest rates we pay our clients on their balances and the short-term rates we earn from re-investing their cash. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change. In addition, a portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, a portion of our interest income will decline if interest rates fall, regardless of the spreads that determine most of our interest income. As a general matter, our financial performance has benefited from rising interest rates, which have increased our net interest income, and has been negatively impacted when short term interest rates decline, which has reduced our revenue from this. Our net interest income may also decline if clients reduce surplus margin balances they hold with us either because they are removing excess cash, or reducing their trading activity in the wider market generally or with us specifically.

Fluctuations in interest rates are caused by many of the factors identified above as well as others. Any significant narrowing in short-term interest rate spreads or overall levels could have a material adverse effect on our business and operating results.

We face intense competition from other companies, and if we are not able to compete successfully with them, our business may be harmed.

The derivatives and cash brokerage industry is fragmented and highly competitive, and we expect that competition will continue to intensify in the future. Many of our actual and potential competitors have larger client bases, more established name recognition and greater financial, marketing, technological and personnel resources than we do. Further, some of our competitors may be better capitalized that we are and some may have received subsidies and capital infusions from the U.S. government following the global economic crisis. As a result of these subsidies and infusions, these competitors may have lower operating costs due to their lower cost of capital or may be perceived by clients as having the benefit of the implicit guarantee of the U.S. government. These resources may enable them, among other things, to:

•	maintain a stronger credit rating than we do;
•	have a greater access to capital, which may allow them to require less collateral from clients than we do;
•	develop and provide products and services that are similar to ours, or that are more attractive to clients than ours, in one or more of our markets;
•	provide execution and clearing services that are more rapid, reliable or comprehensive, or less expensive than ours;
•	provide products and services we do not offer;
•	offer products and services at prices below ours to gain market share and to promote other businesses, such as prime brokerage, in which we engage to only a limited extent;
•	offer better, faster and more reliable technology;
•	outbid us for desirable acquisition targets;
•	market, promote and sell their products and services more effectively; and
•	develop stronger relationships with clients.

We compete with a significant number of brokers in the U.S. and throughout the world in one or more markets. Although no one competitor operates in all of our markets, one broker, Newedge, which is a large, well capitalized financial institution with global operations, competes in many of our markets. In addition, affiliates of the largest financial institutions, including Goldman Sachs, JPMorgan Chase, UBS, Citigroup and Bank of America compete with us in key areas such as clearing services, which is a significant source of our revenue. We also compete with a large number of independent brokerage firms, such as R.J. O’Brien in the United States, as well as regional brokers in particular markets around the world. We have also witnessed the continuing increase of online trading platforms which provide direct competition to our traditional brokerage business.

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

We regard emerging international markets, particularly in the Asia/Pacific region and in South America, as an important area of potential growth for our business. Due to cultural, regulatory and other factors relevant to those markets, however, we may be at a competitive disadvantage in those regions relative to local firms or to international firms that have a well established local presence. In some regions, we may need to acquire local capacity or enter into joint ventures with local firms in order to gain a presence, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. This competition could make it difficult for us to expand our business as planned.

The current trend toward electronic trade execution has diminished the role of some brokers in the execution process. We must continue to offer attractive, value-added services to keep pace with this trend and other industry changes.

While clients have traditionally relied on brokers to execute orders (who receive them by telephone and route them to exchanges), a growing number of exchanges have developed systems that permit orders to be routed through brokers electronically, thereby enabling clients to avoid more costly voice-execution services and pressuring brokers to lower their execution commission rates. In a number of cases, exchanges provide large clients with direct electronic access, enabling them to bypass brokers in the trade-execution process altogether, which is known as broker disintermediation. For example, some of our largest institutional clients are now able to execute orders on some exchanges directly by electronic means and, as a result, the portion of the fees we earn from these clients for execution services has, in some cases, declined relative to the portion we earn from providing clearing services for these trades. As exchanges are devoting substantial resources to developing more efficient ways for clients to execute orders with reduced broker involvement, to the extent we are unsuccessful in enhancing the value-added execution services we offer, our revenues and profitability could suffer. Additionally, market structure and practices in our industry could change significantly in other ways, including some we may not foresee and we may not be able to adapt on a timely and cost-effective basis. To the extent that we do not adapt as rapidly or efficiently to industry changes as our competitors do, our business could suffer.

Our business could be adversely affected if we are unable to retain our existing clients or attract new clients.

The success of our business depends on our ability to maintain and increase our client base. Our clients are particularly sensitive to the diversity and flexibility of the services, products, markets and regions that we make available and the quality, speed and reliability of our order execution and clearing services, as well as the costs of using our services. Because the financial services industry in general, and the futures brokerage industry in particular, is subject to rapid innovation in products and services, and particularly with regard to technological development, we face intense competitive pressure to continue enhancing our product and service offerings in order to maintain and increase our client base. Fast and reliable systems technology with global reach has been a critical aspect of client service, and we must be able to keep pace with the important innovations in our industry, which could be costly and present operational and other risks. We may also face more difficulties in attracting new clients if we fail to offer as broad a range of services as those of our competitors, such as financial institutions, that also engage in non-brokerage businesses. Further, if our reputation for quality, speed and reliability is impaired, or if we fail to enhance existing or create new products and services or enter into new markets and regions, we may not be able to attract new clients, which may inhibit our growth.

Our clients are not obligated to use our services and could easily and quickly switch providers of execution and clearing services, transfer their positions or decrease their trading activity conducted through us at any time. This is particularly true for our institutional clients who are sophisticated users of brokerage services, often have relationships with a number of competing brokers, and generate a disproportionately large share of our client trading volumes. As a result, we are vulnerable to potentially significant and sudden loss of revenues from our institutional client base. Similarly, while private clients in the past have generally been less likely to change brokers, their demand for brokerage services has generally been sensitive to broader market trends, so that a significant downturn or unusually heightened volatility in the derivatives or cash markets could lead to a substantial decline in revenues from our private client base. Many of our clients have longstanding relationships with individuals or teams within our company. To the extent any of those individuals or teams seek alternative employment, we may be in jeopardy of losing those clients.

Our acquisition and growth strategy involves significant risks, and if we are unable to manage them effectively, our business may be materially harmed.

In the past, we have significantly expanded our business both organically and through acquisitions that have extended our presence into markets as well as delivered scale within existing markets.

To continue our growth, we may pursue acquisitions of entire brokerage units or businesses, buying client accounts from other brokers, or by recruiting other brokers’ client personnel. Acquisitions entail numerous risks, including but not limited to the following:

•

difficulties in the integration and retention of acquired client accounts or personnel and, in cases where we acquire an entire company or unit, the integration and effective deployment of operations or technologies. For example, the timely transfer of client accounts is key to the success of our acquisitions and failure to quickly integrate our software systems with those of an acquired company could result in errors or service disruptions, which could adversely impact our ability to maintain an ongoing relationship with any affected clients;

•	strain on our operations, information technology, compliance and financial systems; managerial controls and procedures; and our people;
•	the need to modify our systems or to add management resources;
•	unforeseen difficulties in the acquired operations and disruption of our ongoing business;
•	challenges in identifying pre-existing weaknesses or deficiencies in the acquired business’ risk management, internal controls or technology systems;
•	failure to achieve cost savings or other financial or operating objectives with respect to an acquisition;
•	amortization of acquired intangible assets, which would reduce future reported earnings;
•

possible adverse short-term effects on our cash flows or operating results, for example, when we acquire another company, we could incur severance and other acquisition costs that could reduce our net income

•	increased regulatory oversight and obligations, including higher capital requirements;
•	diversion of management’s attention from other business concerns;
•	assumption of unknown material liabilities or regulatory non-compliance issues; and
•	failure to obtain necessary regulatory approvals in the event of a change in control or otherwise.

We may, however, be unable to pursue our acquisition strategy. Competition for suitable acquisition targets is intense. Many of our largest competitors have substantially greater financial resources than we do and are able to outbid us on the most desirable targets. We may lack the financial resources necessary to consummate acquisitions in the future or may be unable to secure financing on favorable terms. We may not be able to identify suitable acquisition targets, or to complete any transactions we identify on sufficiently favorable terms, to meet our strategic goals. We also may be unable to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets. Even when we complete an acquisition, we may not realize the benefits we expected to attain.

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

Failure to manage risks that arise from both acquisitions and organic growth could have a material adverse effect on our business, financial condition and operating results

Our international operations present special challenges that we may not be able to meet and this could adversely affect our financial results.

We currently conduct business internationally and plan to continue to expand our international operations. Our most significant international markets are in Europe, and expanding our business in emerging markets in the Asia/Pacific region is an important part of our growth strategy. During fiscal 2009, we generated approximately 44.8% of our revenues, net of interest and transaction-based expenses, outside North America and 11.2% outside North America and Europe. We face significant risks in doing business in international markets, particularly in developing regions. These risks include, but may not be limited to:

•	potentially unstable or adverse political climates;
•	local laws that could be unfavorable to our business;
•	less developed technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;
•

difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, not clearly defined and subject to unexpected changes, potentially exposing us to significant compliance costs and regulatory penalties;

•	inability to enforce contracts in some jurisdictions;

•	difficulties and costs associated with staffing and managing foreign operations, including reliance on newly hired local experts;
•	fluctuations in foreign currency exchange rates;
•	tariffs and other trade barriers;
•	regulatory requirements that serve to limit our ability to expand our presence in emerging and/or developing regions, in particular, Asia/Pacific countries;
•	other barriers to entry that make it difficult or costly to establish our business;
•	currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world; and
•	time zone, language and cultural differences among personnel in different areas of the world.

In addition, in order to be competitive in these local markets, or in some cases because of restrictions on the ability of foreign firms to do business locally, we may seek to operate through joint ventures with local firms. For example, in India, we own a 70.2% interest in MF Global Sify Securities India Private Ltd., 75.0% of MF Global Financial Services India Private Limited, and in Taiwan, we currently own a 73.2% interest in MF Global Futures Trust Co. Ltd. and a 19.5% interest in Polaris MF Global Futures Co. Ltd., a publicly traded company. Doing business through joint ventures may limit our ability to control the conduct of the business and could expose us to reputational and perhaps greater operational risks. Given the intense competition from other international brokers that are also seeking to enter these fast-growing markets, we may have difficulty finding suitable local firms willing to enter into the kinds of relationships with us that we may need to gain access to these markets.

Regulatory liberalization may not continue in developing regions.

We also have benefited from recent regulatory liberalization in several emerging markets in developing regions, such as India, which has enabled us to increase our presence in those markets. Our ability to continue to expand our presence in the Asia/Pacific region will depend on the continued evolution of the regulatory environment in several markets, and there can be no assurance that the favorable regulatory trends of recent years will continue. Moreover, we may not be able to gain entry into other markets in the Asia/Pacific region if regulatory barriers to international firms in certain of those markets, particularly China, are not modified. If we commence doing business and building a presence in other regions, such as South America, we may have the same regulatory concerns and may face similar barriers to entry and limitations as we do in the Asia/Pacific region.

Our principal transactions expose us to market risk.

We take positions for our own account primarily to facilitate the execution of existing client orders or in anticipation that future client orders will become available to fill the other side of the transaction. These types of transactions are extensions of our matched-principal business, which involves our execution of client orders by entering into the requested trade for our own account and then entering into an offsetting trade or a series of trades with one or more parties relatively quickly. The offsetting trade is undertaken to eliminate or limit our exposure to changes in market prices. However, engaging in matched-principal transactions and other transactions related to our matched-principal business exposes us to market risk, that is, to the risk that market prices will change before we are able to execute an offsetting trade or a series of trades. In addition, we may not always enter into offsetting trades, or the offsetting trades we do execute may differ in certain respects, such as duration or other terms. In conjunction with client activity, we may enter into relative value trades to take advantage of temporary price differentials in related securities. Therefore, we may be exposed to market risk for limited periods, or to a partial extent, or both.

We may also take positions for our own account in order to hedge our exposure to changes in foreign currency exchange rates and interest rate risks arising from the global character and financial focus of our operations. Because of the limitations and uncertainties inherent in hedging strategies, our exposure to market risk from these transactions may not be fully offset and may not always be fully known. Similarly, we may make investments as part of our balance sheet management activities that exposes us to market risk, particularly but not exclusively, from interest rate movements.

For the reasons noted above and in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk,” our trading practices do not eliminate market risk entirely, and we may incur trading losses from time to time. Further, we may in the future develop lines of business that increase our principal trading activities, which could consequently increase our exposure to market risk and trading losses. We cannot assure you that we will not incur significant losses at any time, particularly in the event of severe market stress.

Failure to successfully implement the recent and ongoing reorganization of our operating structure could adversely affect our business.

We are in the process of reorganizing our management and the way we sell our products. A principal focus of this reorganization is the implementation of a global management approach to our various product offerings to accommodate the global nature of our company. In the past, our business generally had been managed on a regional basis, we are now reorganizing to focus on our principal products, which are fixed income, commodities, foreign exchange, equities and equity derivatives, interest rate products, as well as retail products. We are also implementing global policies and processes for governance and decision-making, enterprise risk management and technological development. The risks associated with implementing this new structure could include, but may not be limited to:

•	delays in decision-making and issue resolution as new structures and formal processes are implemented;
•	an increase in employee turn-over giving rise to dislocation associated with the new structures;
•	loss of an entrepreneurial culture;
•	increased complexity arising from more centralized, and less regional, controls;
•	increased travel, meeting and training costs as managers develop their global teams across multiple locations; and
•	diversion of attention from operations and other business concerns while adjusting to the new organizational structure.

Failure to maintain our network of introducing brokers could adversely affect our business.

We receive a significant amount of our private client business through our network of introducing brokers who assist us in establishing new client relationships and provide marketing and other services for a significant number of our clients for whom we execute and clear trades. We compensate these introducing brokers for introducing clients to us. Many of our relationships with introducing brokers are non-exclusive or may be terminated by the brokers on relatively short notice or at any time. In addition, our introducing brokers have no obligation to provide us with new client relationships or minimum levels of transaction volume. Our failure to maintain our relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain client relationships could result in a loss of revenues, which could adversely affect our business. To the extent any of our competitors offer more favorable compensation to one of our introducing brokers, we could lose the broker’s services or have to increase the compensation we pay to retain the broker. Our relationships with our introducing brokers also may expose us to significant reputational and other risks. See “—Risks Related to Regulation and Litigation—We could be harmed by misconduct that is difficult to detect or deter.”

Failure to attract and maintain our highly skilled management team, brokers and other employees could adversely affect our business.

Our future success depends on our ability to attract and retain our highly skilled management team and other highly skilled employees who provide the necessary support and infrastructure to operate our business. Failure to retain one or more members of our management team or other key employees could adversely affect our ability to manage our business effectively and execute our business strategy.

Due to the complexity and risks associated with financial services and the specialized knowledge required to conduct and grow business effectively, the demand for qualified personnel has increased. If we fail to continue to provide competitive levels of compensation, or if we otherwise fail to provide a desirable work environment, many of our employees could find employment at other firms. Many of our employees have long-standing relationships with particular clients; the departure of any such employee could adversely affect our relationships with those clients, potentially resulting in the loss of one or more of such clients and related revenues. The time and costs required to identify, recruit and train replacements should we fail to retain our current employees could be significant. In addition, if we fail to attract highly qualified personnel going forward, we may have difficulty expanding our business and our competitiveness may suffer. In particular, failure to retain and attract qualified support, compliance and technology personnel could result in execution errors or regulatory infractions.

Our ability to retain and attract highly skilled employees—both management and non-management—could depend heavily on the level of compensation offered. Consequently, our profitability could decline as we compete for personnel. Compensation levels in the brokerage industry are highly competitive and could fluctuate significantly from year to year and could be affected by legislative actions.

Our risk-management methods might not be effective, which could harm our business.

To manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to financial, market, credit, legal, reputational and operational risks. For a description of our risk management approach, see “Item 1. Business—Our Business—Risk Management.” This risk management function requires, among other things, that we properly record and verify many hundreds of thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our clients’ positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our client’s positions and the associated risks.

We must rely upon our analysis of information regarding markets, personnel, clients or other matters that are publicly available or otherwise accessible to us. That information may not in all cases be accurate, complete, up-to-date or properly analyzed. Further, we rely on a combination of technical and human controls and supervision that are subject to error and potential failure, the challenges of which are exacerbated by the 24-hour-a-day, global nature of our business.

Our risk-management methods are based on internally developed controls, observed historical market behavior and what we believe to be industry practices. However, our methods may not adequately prevent future losses, particularly as they may relate to extreme market movements for which little or no historical precedent exists or our risk management efforts may be insufficient. Thus, our risk-management methods may prove to be ineffective because of their design, their implementation or the lack of adequate, accurate or timely information. Further our risk management methods may fail to identify a risk or understand a risk that might result in losses. If our risk-management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.

Our business exposes us to significant client and counterparty credit risks.

Credit risk arises from the possibility that we may suffer losses due to the failure of clients, counterparties and borrowers to satisfy their financial obligations to us at all or in a timely manner. We are subject to credit risk in connection with many of our business activities and we may be materially and adversely affected in the event of a significant default by our clients or counterparties. Credit risks we face include, among others:

•

exposure to counterparties with whom we place funds, such as when we post margin with exchanges and brokers, when we deposit both our own funds and those of our clients with banks, when we enter into repurchase and reverse repurchase agreements or when we enter into stock lending and stock borrowing transactions;

•	exposure to issuers of securities we purchase or that are referenced in underlying securities we purchase, which we buy as part of our asset and liability management;
•

exposure to adverse movements in market prices that result in losses to a client that the client is unable or unwilling to meet and margin is insufficient to satisfy the client’s trading obligations, which may be a result of our failure to monitor client positions and accurately evaluate their risk exposures and thus to require that they post adequate margin initially or fail to increase their margin when necessary to keep pace with market movements that may increase their obligations from time to time;

•

exposure to clients to whom we provide secured (i.e. collateralized), unsecured and risk-based financing lines to cover initial and variation margin required by exchanges and to clients to whom we provide financing for OTC activity through thresholds set in Credit Support Annexes (CSAs) under ISDA agreements;

•

exposure due to failed settlement, which, if not corrected, could become our responsibility—as a result, we could incur a loss if we have paid but not received the corresponding securities, or delivered securities but have not been paid, or if we have to replace missing securities and the market price has moved adversely;

•	exposure to the possibility that execution-only clients will not pay us the commission owed on trades we have executed;
•

exposure to the risk that a clearing member of an exchange or clearing house where we are also a clearing member may default- should the amount of the default exceed their margin and clearing fund deposits, we may suffer losses as the shortfall is absorbed pro rata from the deposits of other clearing members;

•

exposure to the risk that political or economic failure, action, or embargo imposed on or by a specific country will prevent a transaction, a client or counterparty, or a group of clients or counterparties from completing a transaction as expected;

•

exposure to concentration risk, that is, a large exposure to a single client or counterparty, exposure to a group of connected clients or counterparties, or multiple exposures to a group of unrelated clients or counterparties but whose risk of default is driven by common factors—for example, the business or industry they are in or their geographical location; and

•	exposure to defaults by other larger financial institutions that are not our counterparties but that could adversely affect financial markets generally.

Clients and counterparties that owe us money or securities may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our reputation may be damaged if we are associated with a client or counterparty that defaults, even if we do not have any direct losses from such an event.

Although we have procedures for reviewing the creditworthiness of our clients and counterparties, the risk of default may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding clients and markets that is provided to us by the client or is publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated.

In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may also be adversely affected if settlement, clearing or payment systems, such as Euroclear or Continuous Linked Settlement, fail or are subject to systemic delays for any reason outside our control.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could have a cascading effect and lead to significant market-wide liquidity and credit problems; and losses or defaults, or other financial difficulties, for other institutions. This is often referred to as “systemic risk,” which may adversely affect our counterparties or financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges with which we interact on a daily basis, and therefore may adversely affect us.

For an analysis of our credit risk—please refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Credit Risk.”

We may be required to recognize further impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

The determination of the value of goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We are required to test goodwill for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on several factors which include: the operational performance of our acquired businesses, management’s current business plans which factor in current market conditions including contract and product volumes and pricing for future periods, the estimated fair value and yield of our debt, preferred securities, and equity, market capitalization, the trading price of our common stock, changes in customer attrition and trading volumes, as well as other factors. Management uses discounted cash flow analysis in their impairment assessments which involve the subjective selection and interpretation of data inputs, and given market conditions at the testing date, can include a very limited amount of observable market inputs available in determining the model.

In fiscal 2009, consistent with the drastic decline in the capital markets in general and our industry in particular, we experienced a similar decline in the market value of our stock. As a result, our market capitalization was significantly lower than our book value. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we performed impairment tests of our goodwill and during the fourth quarter of fiscal 2009, we recognized a charge of $76.8 million to impair all of our goodwill. Also during the fourth quarter of fiscal 2009, we recorded a charge of $5.2 million to impair certain intangible assets. These non-cash charges materially impacted our equity and results of operations in 2009, but did not affect our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities. We may record additional goodwill in future periods related to our existing earn out arrangements or future acquisitions.

Changes to our business plan, continued macroeconomic weakness, declines in operating results, and continued low market capitalization, may result in our having to perform an interim goodwill impairment test or an intangible asset impairment test. These types of events and the resulting analysis could result in further goodwill or intangible asset impairment charges in future periods.

RISKS RELATED TO OUR CAPITAL NEEDS AND FINANCIAL POSITION

We must maintain substantial amounts of capital and liquidity to conduct and grow our business.

If we have insufficient capital and liquidity we may not be able to maintain and/or grow our clearing operations. Our ability to provide clearing services, which is a critical part of our business, depends heavily on our ability to maintain capital, including equity capital at or above specified minimum levels required by various regulators throughout the world. Our failure to do so could expose us to significant penalties and sanctions which we describe under “—Risks Related to Regulation and Litigation—We are subject to regulatory capital requirements which could constrain our growth and subject us to regulatory sanctions.” We also need capital and liquidity to protect ourselves against the risk of default by our clearing clients and against clearing and settlement payment delays, caused by systemic problems outside our control in one country or between countries. Therefore, we may maintain capital and liquidity at levels determined in accordance with our internal risk management guidelines that could be greater than regulatory requirements. Thus, as a clearing broker, we must maintain capital and liquidity not only to comply with applicable laws and regulations, but to manage the risks inherent in our clearing operations in accordance with guidelines that we believe to be appropriate. If our risk management guidelines are insufficient or if we do not apply them properly we may not hold capital or liquidity to cover our needs. To the extent the levels we hold either at group or in an individual entity are insufficient, the firm and/or the entity is exposed to failure.

Our credit ratings could be adversely affected if we do not maintain sufficient capital and liquidity. A reduction in our credit ratings could harm the way we are perceived by clients and our ability to attract and effectively invest client assets. Should we be unable to readily access capital and liquidity our clients may be unwilling to clear their transactions through us. Generally, clients clear their trades—and clearinghouses and other clearing firms deal—only with firms that are regarded as well capitalized and that maintain acceptable credit ratings from the independent rating agencies such as Fitch, Moody’s and S&P. In addition, our clearing contracts for investment products managed by Man Group as well as a number of our bilateral contracts in the OTC markets include ratings maintenance requirements. Furthermore, we rely on uncommitted credit lines to finance our day-to-day clearing operations. Liquidity or capital issues, whether perceived or real, could prompt these lenders to reduce the amount of financing we use to conduct our clearing operations, which in turn could prompt us to reduce the amount of business we conduct and could accelerate client withdrawals. Thus, if we are unable to maintain capital at levels that the rating agencies or the market generally consider appropriate for our business, if we experience actual or perceived liquidity issues, or if for any other reason the market loses confidence in our financial condition, we could be unable to provide competitive clearing services, which are a major part of our business, and our clients could withdraw assets from their accounts, which could impair a substantial source of our interest income.

In addition, any announcement by a rating agency that our credit rating is being downgraded, or even that we are being placed on “credit watch” with potential negative implications, could have a serious adverse impact on our operating results and our financial condition, as was the case following the February 2008 unauthorized trading incident when we were put on ‘negative watch’ by our rating agencies, and downgraded by two out of three of them. Moreover, concerns about our credit ratings may limit our ability to pursue acquisitions and, to the extent we pursue acquisitions that affect our credit ratings, our business may suffer. To avoid a situation where our credit rating is at risk, we may need to limit the growth of our business or even to reduce our operations. We could also be compelled to raise additional capital on unfavorable terms, which could result in substantial additional interest or other expenses and lower earnings. If we were forced to raise equity capital, it could result in substantial dilution to our existing shareholders.

For these reasons, we must maintain continuous access to adequate and sufficiently liquid sources of capital, including equity capital and external committed facilities on acceptable terms. Failure to do so could have severe consequences from a regulatory, operational or credit counterparty and solvency perspective. Even a less severe outcome, such as retaining the ability to obtain capital and liquidity but only at a higher cost, could significantly increase our interest expense and impair our earnings.

Fluctuations in currency exchange rates could reduce our earnings.

Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and Euros. The largest percentage of our revenue is denominated in U.S. dollars while the largest percentage of our non-U.S. expenses is denominated in British pounds and Euros. As a result, our earnings could be affected by changes in the U.S. dollar/British pound and U.S. dollar/Euro exchange rate and to a lesser extent changes in the U.S. dollar versus Asian currencies. Such changes have occurred and placed downward or upward pressure on our earnings in recent years. While we may seek to mitigate our exposure to currency exchange rates through hedging transactions, these efforts are not always successful. For example, we realized net currency translation losses totaling $1.0 million for fiscal 2007, and net currency translation gains of $12.6 million for fiscal 2009 and $3.9 million for fiscal 2008. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk.” Adverse trends in currency exchange rates could have a harmful effect on our earnings, and while we have realized net currency translation gains in the most recent periods, we could incur significant currency translation losses in the future. Moreover, changes in currency exchange rates from one period to the next could make period-to-period comparisons of our performance—historically as well as in the future—more difficult.

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

RISKS RELATED TO REGULATION AND LITIGATION

We operate in a heavily regulated environment that imposes significant compliance requirements. Our failure to comply with these requirements could subject us to sanctions and adversely affect our business.

We are extensively regulated by governmental bodies and self-regulatory organizations worldwide. Many of the regulations we are governed by are intended to protect the public, our clients and the integrity of the markets, and not necessarily our shareholders. In the United Kingdom, we are principally regulated by the Financial Services Authority (FSA). In the United States, we are principally regulated in the futures markets by the Commodity Futures Trading Commission (CFTC) and the Chicago Mercantile Exchange (CME), and in the securities markets by the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA) and the Chicago Board Options Exchange (CBOE). Further, as participants in the U.S. financial services industry, our business is subject to the USA PATRIOT Act, which requires us to know certain information about our clients and to monitor their transactions for suspicious activities. Our business is also regulated by U.S. Office of Foreign Assets Control, or OFAC, which requires that we refrain from doing business, or allow our clients to do business through us, in certain countries or with certain organizations or individuals on a prohibited list maintained by the U.S. government. We are also regulated in all regions by local regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Monetary Authority of Singapore, the Securities and Exchange Board of India, the Australian Securities and Investment Commission and the Investment Dealers Association of Canada, among others. These regulators and self-regulatory organizations influence the conduct of our business and regularly examine our business to monitor our compliance with their regulatory requirements. Among other things, we are subject to regulation with regard to:

•	our sales practices, including our interaction with and solicitation of clients and our marketing activities;
•	the custody, control and safeguarding of our clients’ assets;
•	account statements, record keeping and retention;
•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;
•	regular financial and other reporting to regulators;
•	anti-money laundering and other reporting practices;
•	licensing for our operating subsidiaries and our employees;
•	identifying our clients and determining the beneficial ownership of assets held by our clients, gathering required information about them and monitoring their account activities;
•	the conduct of our directors, officers, employees and affiliates; and
•	supervision of our business.

We face risks that our policies, procedures, technology and personnel directed toward complying with the foregoing types of laws and regulations may be insufficient and that we could be subject to significant regulatory, criminal and civil penalties due to non-compliance. These penalties could have a material adverse effect on our business, financial condition and operating results. See “Item 1. Business—Our Business—Regulation and Exchange Memberships” for further discussion of these matters.

Many of the laws and regulations by which we are governed grant regulators broad powers to investigate and enforce compliance with their rules and regulations and to impose penalties and other sanctions for non-compliance. See “Item 3. Legal Proceedings.” If a regulator finds that we have failed to comply with its rules and regulations, we may be subject to fines or other sanctions, which could adversely affect our reputation and operations. In particular, certain of the requirements that we must comply with are focused on protecting our private clients. If we fail to comply with applicable laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel, civil litigation or other sanctions, including, in some cases, increased reporting requirements or other undertakings, revocation of our operating licenses or criminal conviction. For example, we are currently involved in investigations by the CFTC involving transactions that our clients or employees executed. Although we have established an accrual of $10.0 million to cover potential CFTC civil monetary penalties with respect to certain CFTC matters, we can not assure you that such accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. See “Item 3. Legal Proceedings.” In addition, if we fail to comply with applicable laws, rules or regulations, we may also be subject to the loss of clients, negative publicity and litigation, particularly from our retail clients. Our ability to comply with all applicable laws and regulations is dependent in large part on our internal compliance function as well as our ability to attract and retain qualified compliance personnel. Non-compliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings.

The regulatory environment in which we and our clients operate is subject to continual change.

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past and future regulatory changes in our industry are likely given the events observed in 2008 and 2009. The governmental bodies and self-regulatory organizations that regulate our business may propose and consider additional legislative and regulatory initiatives and may adopt new or revised laws and regulations. As a result, in the future, we or our clients may become subject to new regulations that could affect the way in which we conduct our business and could make our business less profitable. For example, on May 13, 2009, the U.S. Department of Treasury and other U.S. regulatory bodies proposed additional regulatory oversight with respect to the trading of OTC derivatives, which includes, but is not limited to:

•	requiring all standardized OTC derivatives to clear through regulated central counterparties;
•

subjecting all OTC derivatives dealers and all other firms who create large exposures to counterparties to a robust regime of prudential supervision and regulation (conservative capital requirements, business conduct standards, reporting requirements, initial margin requirements with respect to bilateral credit exposures on both standardized and customized products);

•	imposing additional recordkeeping and reporting requirements, as well as data disclosure requirements to make data available to the public and to federal regulators;

•	encouraging a migration of derivatives transactions onto electronic trading platforms to improve price transparency; and
•

granting the CFTC and SEC additional authority to police fraud, market manipulation and other market abuses and setting position limits on OTC derivatives that perform or affect a significant price discovery function.

These proposals have not been adopted and, if and when they are, we can not predict the form they will take. At this time, we believe that the proposals in their current form may adversely affect our business and profitability by requiring us to incur additional expenses to satisfy new compliance requirements and by imposing additional capital requirements upon us (both in terms of maintaining additional regulatory capital and requiring additional margin capital to participate in the markets). We also believe that the proposals may adversely affect the volume and profitability of our OTC derivatives business.

Changes in the interpretation or enforcement of existing laws and regulations by our regulators may also adversely affect our business. In addition, the regulatory enforcement environment has created uncertainty over certain practices or types of transactions that in the past were considered permissible and appropriate among financial services firms, but that later have been called into question or have had additional regulatory requirements imposed on them. Legal or regulatory uncertainty and additional regulatory requirements could result in a loss of business. For example, in 2007, European regulators adopted the Markets in Financial Instruments Directive, which extended coverage of the existing Investment Services Directive and introduced new and more extensive requirements for most firms in financial services relating to the conduct of their business and internal organization. Moreover, in 2008 European regulators applied, pursuant to their Capital Requirements Directive, new capital requirements with respect to the minimum levels of regulatory capital that we must hold. As discussed above, new and changing regulatory requirements may make it more difficult or less profitable for us to operate our business.

We are subject to regulatory capital requirements which could constrain our growth and subject us to regulatory sanctions.

The CFTC, SEC, FSA and other U.S. and non-U.S. regulators require us to maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our futures and securities business. As of March 31, 2009, we were required to maintain approximately $1.2 billion minimum capital, which includes regulatory early warning requirements, in the aggregate across all jurisdictions (including $125.9 million in respect of goodwill and other intangible assets).

Regulators require a minimum of shareholders’ equity to support the regulatory requirements, the percentage of which will vary by regulator and jurisdiction, while the balance of the regulatory requirements may be satisfied by subordinated liabilities. We generally maintain total regulatory capital in excess of the minimum requirements in order to meet our internal risk management guidelines and, as a result, our capital costs could be substantially higher than those attributable solely to applicable regulatory or self-regulatory requirements.

Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, since January 1, 2008, we have been subject to the requirements of the European Union’s Capital Requirements Directive. These requirements are in the process of being agreed with the FSA, which could increase our minimum capital requirements for our UK regulated entities.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements could generally increase in proportion to the size of the business conducted by our regulated subsidiaries as noted above. If we are unable to cost-effectively meet higher regulatory capital requirements we may not be able to expand our operations and increase our revenues. In addition, our ability to allocate our capital resources most efficiently throughout our global operations may be constrained if we are not permitted to withdraw regulatory capital (including excess regulatory capital) maintained by our subsidiaries without prior regulatory approval or notice. In particular, these restrictions could limit our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs.

Regulators monitor our levels of capital closely. We are required to report the amount of regulatory capital we maintain to our regulators on a regular basis, and we must report any deficiencies or material declines promptly. While we expect that our current amount of regulatory capital will be sufficient to meet anticipated short-term increases in requirements, including the effects of the European Union’s Capital Requirements Directive, any failure to maintain the required levels of regulatory capital, or to report any capital deficiencies or material declines in capital could result in severe sanctions, including fines, censure, restrictions on our ability to conduct business and suspension or revocation of our registrations. The imposition of one or more of these sanctions could ultimately lead to our liquidation, or the liquidation of one or more of our subsidiaries. For more information on the minimum regulatory capital requirements for our futures and securities brokerage subsidiaries, see “Item 1. Business—Our Business—Regulation and Exchange Memberships.”

We could be harmed by misconduct that is difficult to detect and deter.

A number of highly publicized cases involving fraud or other misconduct by employees of financial services firms have come to light in recent years. Like our peers, we are exposed to risks relating to misconduct by our employees, our clients’ employees or introducing brokers. For example, our employees could execute unauthorized transactions for our clients, for themselves or any of our accounts; use client assets improperly or without authorization; perform improper activities on behalf of clients; use confidential client or company information for improper purposes; or mis-record or otherwise try to hide improper activities from us. Such exposures could be heightened in the case of private clients’ accounts for which our brokers, in limited circumstances, exercise discretionary authority.

Misconduct by employees of our clients could also expose us to claims for financial losses or regulatory proceedings when it is alleged that we or our employees knew or should have known that an employee of our client was not authorized to undertake certain transactions. Dissatisfied clients could make claims against us, including but not limited to claims for negligence, fraud, unauthorized trading, failure to supervise, inadequate disclosure of risks, breach of fiduciary duty, intentional misconduct or unauthorized transactions.

Although we do not control the activities of our introducing brokers, we could be held responsible for their improper conduct. If an introducing broker executes trades through us that are unlawful, our regulators could hold us responsible if they were to conclude that we knew or should have known that the trades were unlawful. Moreover, a substantial number of our introducing brokers in the United States are “guaranteed” introducing brokers, meaning that we have agreed to use our capital to effectively guarantee their capital in exchange for their agreement to affect client trades exclusively through us. Under the Commodity Exchange Act, we are financially responsible for the obligations of our guaranteed introducing brokers, and we are also effectively responsible for their obligation to comply with the Commodity Exchange Act and CFTC rules and regulations.

Employee or introducing broker misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity. For example, in February 2008, one of our brokers engaged in unauthorized trading of certain commodity futures, which following detection, resulted in a loss of $141 million. Further, in May 2009, the Commercial Court in London ruled that a broker formerly employed by us engaged in fraudulent acts, over seven years ago, against a client and as a result of such acts, we are liable to our former client for approximately $30 million. See “Item 3. Legal Proceedings.”

Inadvertent employee error could subject us to losses.

Our employees or introducing brokers may commit errors that could subject us to financial losses, claims for negligence or regulatory actions. Employee errors, including but not limited to, mistakes in executing, recording or reporting transactions for clients, could cause us to enter transactions that clients disavow and refuse to settle. Employee errors expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur in the aftermath of any acquisitions during the integration of or migration from technological systems.

We are subject to significant litigation risk, which could adversely affect our business.

Many aspects of our business involve risks that expose us to substantial liability under U.S. federal and state laws and court decisions, as well as the rules and enforcement efforts of our regulators and self- regulatory organizations worldwide. These risks include, among others, disputes with clients and other market participants over terms of a trade, client losses resulting from system delay or failure and client claims that we or our employees executed unauthorized transactions, recommended unsuitable trades, made materially false or misleading statements or lost or diverted client assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation.

The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial intermediaries has been increasing. The large amounts involved in the trades we execute, together with rapid price movements in our markets, could result in potentially large damage claims in any litigation resulting from such trades. Dissatisfied clients, particularly private clients, frequently make claims against their brokers, including us, regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and these claims may increase as our business expands. Litigation may also arise from disputes over the exercise of our rights with respect to client accounts and collateral.

Even if we prevail in any litigation or enforcement proceedings against us, we could incur significant legal expenses defending against the claims, even those without merit. Moreover, because even meritless claims could damage our reputation or raise concerns among our clients, we may feel compelled to settle claims at significant cost. An adverse resolution of any claims or proceedings against us could have a material adverse effect on our reputation, financial condition or operating results. For example, the Commercial Court in London recently ruled that we must pay a former client approximately $30 million in compensation for damages suffered as a result of fraudulent misrepresentations made over seven years ago by a former broker. As a result, in addition to the monetary loss sanctioned by the court, we may also suffer reputational loss even though these losses occurred over seven years ago before we were an independent company. Although we intend to appeal the decision on legal grounds, we cannot assure any success in the appeal. See “Item 3. Legal Proceedings.”

Our business may be adversely affected if our reputation is harmed.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may affect our reputation, our business, firm and shareholders could be seriously harmed. Issues could include real or perceived legal or regulatory violations or be the result of a failure in governance, risk-management, technology or operations. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could seriously harm our business. Claims of employee misconduct, adverse publicity, conflict of interests, ethical issues, money laundering, privacy concerns and unfair sales and trading practices could also cause significant reputational damages. Such reputational damage could result not only in an immediate financial loss to the business, but also loss of clients, capital, liquidity and shareholder value to the firm. In recent years, a number of financial services firms have suffered significant damage to their reputations from highly publicized incidents or rumors that in turn resulted in sudden and in some cases irreparable harm to their business.

RISKS RELATED TO OUR SEPARATION FROM MAN GROUP

Our non-competition and non-solicitation agreements with Man Group restrict our ability to engage in asset management activities and may not sufficiently restrict Man Group from competing with us.

In connection with the reorganization, separation and recapitalization from Man Group, we entered into a master separation agreement with Man Group that governs the principal terms of the separation of our business from Man Group. As part of this agreement, we and Man Group have agreed to non-competition and non-solicitation agreements that are intended to prevent us from competing against one another for a period of three years following the separation, or until July 2010. The non-competition agreement, with certain exceptions (including waivers that we have obtained with respect to the operation of a funds management business in North America and Taiwan), prohibits us from engaging during this period in various hedge fund asset management activities and from selling certain hedge fund products to third parties for distribution to retail investors. Similarly, with certain exceptions, Man Group is prohibited during this period from providing any third party with brokerage, execution or clearing services for exchange-listed futures or options, cash equities or bonds, OTC derivatives related to equities, fixed income and commodities (including contracts for differences and spread-trading) or foreign exchange. In addition, we and Man Group have agreed that we will not solicit any employees of the other party or its subsidiaries until July 2010, the third anniversary of our IPO.

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

RISKS RELATED TO OUR OPERATIONS AND TECHNOLOGY

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses.

Rapid, reliable processing of orders and information is critical to our business and our clients, since any delay or disruption could cause significant financial losses. Moreover, if our clients become concerned about the reliability of our systems, they could quickly take their business to our competitors.

Our computer and communications systems could slow down, malfunction or fail for a variety of reasons, including loss of power, vendor or network failure, acts of war or terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses or worms, heavy stress placed on our systems during peak trading times, intentional acts of vandalism, client error or misuse, lack of proper maintenance or monitoring and similar events. Our systems could also fail in the event of a sudden, unpredicted surge in trading volume, which could occur in times of severe market stress. Many of these risks are beyond our control.

If events of the kind described above were to occur in the future, they could cause material disruption or failure of our computer and communications systems, with any number of severe consequences, including:

•	unanticipated disruptions to our business and operations;
•	unanticipated disruptions in service to our clients;
•	slower response times;
•	delays in our clients’ trade execution;
•	failed settlement of trades; and
•	incomplete or inaccurate recording, reporting or processing of trades.

Any upgrades or expansions to our systems or networks may require significant expenditures of funds and may also increase the probability that we could suffer system degradations and failures. Future system expansions, implementations, back-ups and disaster recovery plans may not be effective and may not address unanticipated or predicted trading volume increases or service disruption scenarios entirely. The same may be true for our third-party service providers. If enhancements or upgrades of third-party software and systems can not be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to design our own proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released.

Delay, disruption or failure of our communications and computer systems may lead to financial losses, litigation, arbitration claims by our clients, or investigations and sanctions by our regulators. Our reputation could also be harmed, causing us to lose existing clients and business and making it more difficult for us to attract new clients. Further, any resulting financial losses could be magnified by price movements of contracts involved in trades that are delayed or fail due to these events, and we may be unable to take corrective action to mitigate these losses.

Our systems and those of our third-party service providers may be vulnerable to security risks, which could, among other things, result in wrongful use of our information, or make our electronic platforms unattractive to participants.

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

If an actual, threatened or perceived breach of our or our service providers’ security measures were to occur, or if we were to release confidential client information inadvertently, our reputation could be impaired and the market perception of the effectiveness of our security measures could be harmed. As a result, clients may reduce or stop their use of our services, including our online trading platforms. We or our service providers may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems caused by any breaches. The security measures we rely on may prove to be inadequate and could cause incidental system failures and delays, and thus could lower trading volumes and adversely affect our reputation, business, financial condition and operating results. Further, breaches in client privacy could result in legal fines or penalties.

We rely on third-party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as third-party electronic platforms to process trades, online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. Moreover, we rely on access to certain data used in our business through licenses with third parties. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. We also can not assure you that any of these providers will not terminate our business relationship with them for competitive reasons or otherwise. An interruption in or the cessation of an important service or supply by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenues and higher costs. In addition, even if we made alternative arrangements, these arrangements may prove to be less effective or reliable or more costly. Further, changing systems could also result in service interruptions or failures during an initial transition period, which could subject us to loss, including loss of client business, and make us less competitive over the longer term.

We must regularly maintain and upgrade our computer and communications systems in response to technological change and client and regulatory demands in order to remain competitive, which is resource intensive.

The markets in which we compete are characterized by rapidly changing technology, evolving client demand and the emergence of new industry standards and practices that could render our existing technology and systems inadequate or obsolete. Our future success depends in part on our ability to respond to demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, so as to address the increasingly sophisticated and varied needs of our clients and prospective clients. We may not be successful in developing, introducing or marketing new services, products and technologies. Any new service, product or technology we develop may not be accepted by the market. Any failure on our part to anticipate or respond adequately to technological advancements, client requirements or changing industry standards, could have a material adverse effect on our business, financial condition and operating results. We must also devote resources to the regular maintenance of our systems, which, together with any necessary upgrades or expansions, could require significant expenditures of funds.

We depend on outside vendors to provide some of the principal computerized systems we use to execute and clear client trades. Our ability to modify these outside systems is limited. As a result, as our markets expand and our clients’ trading and investment needs evolve, we may need to develop further our own proprietary systems to supplement or even replace some existing systems. That process would require a very significant capital investment and could involve difficult transition periods when service may be interrupted or may fail.

If and when we decide, or are required, to upgrade or expand our systems (including our own proprietary systems), we may not have the funds necessary and the changes we make or undertake to make may not be successful or accepted by our clients. Our failure to maintain our systems as necessary or to upgrade and expand them in response to evolving client demands or emerging industry standards would have a material adverse effect on our business and results of operations.

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

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties. These income tax laws, regulations and treaties, and the administrative and judicial authorities interpreting them, are subject to change at any time, and any such change may be retrospective. Presently, a number of countries are considering changes to their tax laws that have the potential to affect negatively the tax expense of our subsidiaries, including those that operate within and outside those countries. At present, certain pieces of proposed legislation could, if enacted in their current form, adversely impact our tax rate and the amount of tax that we pay. However, it is unclear whether these proposals will be enacted in their current form and we do not believe it is possible at this time to predict whether and how future proposals may affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Our principal executive offices are in New York, New York and our registered office is in Hamilton, Bermuda. We lease office space in 13 countries throughout North America, Europe and the Asia/Pacific region, including offices in New York, Chicago, Kansas City, Minneapolis, Toronto, Markham, Montreal, London, Paris, Amsterdam, Geneva, Singapore, Hong Kong, Taipei, Tokyo, Dubai, Mumbai, New Delhi, Bangalore, Sydney and Brisbane. Certain leases are subject to escalation clauses and include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that our leased facilities are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

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

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. We, Man Group, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. We have made a motion to dismiss which is pending. The litigation is in its early stages, and we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

•

Insurance Claim. We filed a claim under our Fidelity Bond Insurance (“the Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, our Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against us in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. We believe the insurers’ position to be in error and will seek to enforce our right to payment in court.

Commodity Futures Trading Commission Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against us and the two individuals, in which the Commission would assert that we and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that we and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. We and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why we believe no proceeding should be brought. It is not yet certain what action the CFTC will take. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by the U.S. Attorneys Office in the Southern District of New York, which has brought an indictment in a related matter, and by a New York County Grand Jury. The CFTC and the SEC have also been involved in the investigation and each has brought cases in related matters. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. In connection with this investigation, we have been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the antifraud provisions of CFTC Regulation 33.10 and us with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against us or our broker. We established an accrual of $10.0 million in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008” and “Commodity Futures Trading Commission Potential Action.” This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, our U.S. operating subsidiary, and seven of our employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by us for PAAF. The receiver, in his complaint, alleged among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. We, and our employees, denied all material allegations of the complaint. Although the complaint did not quantify the exact amount of damages sought, the amount claimed was estimated to be approximately $175.0 million (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter was, by judicial order, replaced by a “receiver ad litem “ (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of our employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against us were substantially similar to those in the initial complaint. On December 3, 2007, we entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, we paid $69.0 million, plus $6.0 million of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice.

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

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, we uncovered an apparent fraudulent scheme conducted by third parties unrelated to us that may have victimized a number of our clients. CCPM, a German Introducing Broker, introduced to us all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from, and trading in, accounts maintained at our firm were utilized to siphon money out of these accounts, on some occasions shortly after they were established. We were involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that we and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by us. Damages sought in the NFA arbitration proceeding were approximately $1.7 million in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $0.2 million as to one claimant and a net of $0.2 million as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6.0 million in compensatory damages and $12.0 million in punitive damages. During the quarter ended September 30, 2008, the FINRA arbitration was settled for an aggregate amount of $0.8 million.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in our London office between July 2001 and February 2002. The claimants seek £3.7 million (approximately $5.3 million) in damages and speculative claims, including claims for lost profits, of up to an additional £28.0 million (approximately $35.8 million). Mediation began in April 2008 but was not successful and a trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against us in the amount of £19.7 million plus costs. We intend to appeal this judgment. An expense of $8.0 million has been recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for expected insurance proceeds of $23.5 million.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

Our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. §1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF

Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. We are unsure of whether plaintiffs will pursue the State Court action. Since the case is in its earliest stages, it is difficult to determine exposure, if any. We intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Hobart Securities

We were in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). We exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2.5 million (approximately $3.6 million) of other Dawnay, Day companies with accounts at MF Global. DDCM instituted legal proceedings seeking to have us reverse the £2.5 million set-off, with DDCM claiming that we were not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. During the quarter ended December 31, 2008, we settled the matter by retaining £0.5 million (approximately $0.7 million) and paying the plaintiff £2.0 million (approximately $2.9 million).

Class Action Suit

We and certain of our executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purported to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, sought to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to our financial results and projections and capital structure. We filed a motion to dismiss which the court granted, with prejudice.

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

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) recently notified us that he believes that our withdrawal of $50.1 million within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code, and therefore recoverable by the Trustee, along with interest and costs. We believe there are substantial defenses available to us and we intend to resist the Trustee’s attempt to recover those funds from us. In addition, to the extent the Trustee recovered any funds from us, we would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages and no litigation has yet been commenced. No provision for losses has been recorded in connection with this claim.

Agape World

Investors in a venture set up by Nicholas Cosmo have sued Bank of America and us, among others, in the US District Court for the Eastern District of NY, alleging that we, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. The litigation is in its earliest stages. We believe we have meritorious defenses, and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, we formally requested that Man Group (our largest shareholder and former parent company) make a payment of $29.8 million that Man Group owes to us in connection with the recapitalization of our balance sheet at the time of the IPO in fiscal 2008. Man Group has recently demanded arbitration and we are exploring our options in that regard. As a result of this unresolved claim, we have reduced our shareholders’ equity as reported at March 31, 2009 by $29.8 million by recording a receivable from shareholder in shareholders’ equity. If we prevail on our claim, we would expect to restore our shareholders’ equity by the amount we receive from Man Group (if any), and if we are not successful we would expect to write off the receivable to additional paid in capital and not to increase our shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in our earnings, our income statement or our cash position for any prior period, and we do not expect the resolution of the claim, whether favorable to us or not, to affect our earnings or our income statement for the current or any future period, although any amounts we recover would increase our cash position. This matter is in its very earliest stages and we intend to pursue this claim vigorously.

Morgan Fuel/Bottini Brothers

MF Global Inc. (“MFG”) and MF Global Market Services LLC (“Market Services”) are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”) and its principals, Anthony Bottini, Jr., Brian Bottini, and Mark Bottini (the “Bottinis”). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

•

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the guarantees.

•

Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses. Morgan Fuel contends that MFG and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York has temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there is no agreement to arbitrate. The motion for a permanent stay is pending before the court.

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim also is pending before the Supreme Court. As a result of the motions, both of the arbitration proceedings have been temporarily stayed.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended March 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF MF GLOBAL

Set forth below is information regarding our executive officers:

Name	Age	Position
Bernard W. Dan	48	Chief Executive Officer and Director
J. Randy MacDonald	53	Chief Financial Officer
Thomas Connolly	51	Global Head of Human Resources
Karel F. Harbour	57	Chief Operating Officer
Thomas M. Harte	56	Managing Director of North American Operations
Laurence R. O’Connell	51	Managing Director of Asia/Pacific Operations
Michael K. Roseman	48	Chief Risk Officer

Executive officers are appointed by and serve at the pleasure of our board of directors. A brief biography of each person who serves as an executive officer is set forth below.

Bernard W. Dan.      Mr. Dan is our Chief Executive Officer and a member of our Board of Directors. He joined MF Global in June 2008 as our chief operating officer of North American operations and in October 2008, after the resignation of Kevin R. Davis, became our Chief Executive Officer. Before joining our Company, Mr. Dan was president and chief executive officer of the Chicago Board of Trade from November 2002 until July 2007, and he served as executive vice president of the Chicago Board of Trade from 2001 until 2002. From 1998 to 2001, Mr. Dan served as president and chief executive officer of Cargill Investor Services, Inc., a wholly owned subsidiary of Cargill, Inc. He was named director of Cargill Investor Services (Singapore) Pty. Ltd from 1994 until 1997. He was elected as a Governor of the Board of Trade Clearing Corporation (BOTCC) in 1999 until 2002. Mr. Dan is a member of various clubs and boards. He is currently a board member for the Futures Industry Association (FIA) and Depository Trust & Clearing Corporation, and is an advisory board member for Sun Trading, OLLC and Vichingo Global Investors Pty Limited. He serves on the Board of Trustees for Fenwick High School and also serves as member of the Board of Regents for St. John’s University. Mr. Dan received a Bachelor of Science degree in Accounting from St. John’s University in Collegeville, Minnesota.

J. Randy MacDonald.      Mr. MacDonald is our Chief Financial Officer. Mr. MacDonald joined our company in April 2008. In this role, he is responsible for leading the company’s financial operations, including treasury, accounting, strategy and mergers and acquisitions. Before joining MF Global, Mr. MacDonald held a number of positions at TD Ameritrade Holding Corp. from 2000 to 2007. Over the course of his seven-year tenure at TD Ameritrade, Mr. MacDonald served as executive vice president, chief financial officer and treasurer, chief administrative officer and chief operating officer. He retired from TD Ameritrade in April 2007. Prior to joining TD Ameritrade, Mr. MacDonald was chief financial officer of Investment Technology Group, Inc., a specialized agency brokerage and technology firm. From 1989 to 1994, Mr. MacDonald was a vice president and group manager for Salomon Brothers. Earlier in his career, Mr. MacDonald was an audit senior manager at Deloitte & Touche focused on commercial banking, real estate joint ventures and financial services. He began his career at Ernst & Young performing financial audits with a focus on international operations. Mr. MacDonald holds a Bachelor of Science degree in Accounting from Boston College.

Thomas Connolly.      Mr. Connolly is our Global Head of Human Resources. Before joining our company in January 2009, he served as a senior vice president of human resource operations at Lehman Brothers from 2007 through 2009. From 2004 through 2007, he served as vice president, compensation and international benefits at The Hartford Financial Services Group, and from 1998 through 2003, he served as Managing Director, Human Resources at UBS. He has also held various human resources management positions at Aetna, Citicorp and Goldman Sachs. Mr. Connolly received a B.A. from the University of Connecticut, an M.S. from the Stevens Institute of Technology, and an M.B.A. from New York University—Stern School of Business.

Karel F. Harbour.      Mr. Harbour has served as our Chief Operating Officer since December 2008 and formerly served as chief operating officer for our European entities. As our Chief Operating Officer, Mr. Harbour has responsibility for operations for all MF Global entities in more than a dozen countries worldwide. Mr. Harbour joined MF Global in 2002 through the acquisition of GNI Ltd., which he joined in 1983 and served in various positions, including deputy CEO. Mr. Harbour received a Bachelor of Science degree in economics from Southampton University. He is a Chartered Accountant and a Fellow of the Institute of Chartered Accountants.

Thomas M. Harte.      Mr. Harte is our Managing Director of North American Operations. Prior to the reorganization, Mr. Harte served as an Executive Vice President of Man Financial and a director of Man Group USA Inc. since 1993. He has been the chief executive officer of Man Financial’s New York based businesses since 2006, was responsible for the Chicago office from 1995 to 1998 and has been responsible for our corporate acquisition activities since joining us in 1993 from Paine Webber Inc., where he was a Managing Director of their Commercial Futures Division from 1990. Mr. Harte was a Senior Vice President of Drexel Burnham Lambert from 1980 to 1990 where he was a manager of its institutional futures department in London from 1983 to early 1984 and then in New York through 1990. He began his career at Blyth Eastman Dillon in 1978 where he was a Vice President of Corporate Strategy and was an architect of their entry into the futures business. Mr. Harte has a bachelor’s degree from Fordham University and a masters in international business from the Thunderbird Graduate School of International Management.

Laurence R. O’Connell.      Mr. O’Connell is our Managing Director of Asia/Pacific Operations, which includes our operations in India, Dubai, Australia, Singapore, Taiwan, Japan and Hong Kong. He was previously Chief Operating Officer of Man Investments, Man Group plc’s asset management division. Before joining Man Group in 2002, Mr. O’Connell was CFO of the global equity capital markets business of Credit Suisse First Boston and prior to that was Director of Operations of the corporate broking division of Barclays de Zoete Wedd (1993-2002). Mr. O’Connell was CFO and Company Secretary of Transcontinental Services NV, having earlier been Chief Accountant of its predecessor company Esperanza International Services plc (1982-1992). He qualified as a Chartered Accountant with the firm of Binder Hamlyn, which he joined in 1979. Mr. O’Connell graduated with a degree in Modern History from Oxford University in 1978.

Michael K. Roseman.      Mr. Roseman has served as our Chief Risk Officer since August 2008. He is responsible for the overall management of MF Global’s risk department worldwide including market, credit, and operational risk. Before joining MF Global, Mr. Roseman served as chief risk officer for the Americas at Newedge Group. He joined Newedge (formerly, Fimat, USA) in 2004 before its merger with Calyon, and while at Newedge, he oversaw all aspects of risk related to their Americas brokerage business. Before his position at Newedge, Mr. Roseman headed U.S. risk oversight at Bank of Montreal from 2001 to 2004. He also held several positions at Sanwa Financial Products from 1994 to 2001 including head of market risk. Mr. Roseman has a B.S. in Engineering from the University of Delaware and an MBA from the Kenan Flagler Graduate School of Business at the University of North Carolina.

Effective October 28, 2008, Kevin R. Davis resigned as our Chief Executive Officer and a member of our Board of Directors. Under the terms of his termination agreement, Mr. Davis received a payment of $7.5 million in April 2009. All of the stock options previously granted have been forfeited and the restricted share units previously granted to him will vest in accordance with the original award agreement. Bernard W. Dan, who joined us in June 2008 as Chief Operating Officer—North America, was named as our Chief Executive Officer following Mr. Davis’ resignation. Mr. Dan was also appointed as a member of our Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which our common shares are traded is the NYSE. Our common shares commenced trading on July 19, 2007 under the ticker symbol “MF”. Prior to that date, there was no public market for our common shares.

Common Shares Price Range

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per common share of our common stock as reported by the Consolidated Tape Association.

	2009		2008
	High	Low	High	Low
First quarter	$15.19	$5.86	N/A	N/A
Second quarter	8.75	3.38	$29.49	$22.00
Third quarter	4.99	1.72	32.20	25.02
Fourth quarter	4.89	2.02	31.72	3.64

As of May 29, 2009, there were approximately 26 holders of record, which does not reflect those common shares held beneficially or those shares held in “street” name. Accordingly, the number of beneficial owners of our common shares exceeds this number. On June 9, 2009, the last reported sales price for our common shares on the NYSE was $5.92 per share.

See table in Item 12, Equity Compensation Plan Information, for unregistered sales of equity securities.

Dividends

Under Bermuda law, a company may not declare or pay dividends if there are reasonable grounds for believing that (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of its assets would thereby be less than the aggregate of its liabilities, its issued share capital and its share premium accounts. Issued share capital is the aggregate par value of the company’s issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. Under our by-laws, each common share is entitled to dividends if, as and when dividends are declared by our board of directors, subject to any preferred dividend right of the holders of any preference shares.

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

NYSE MARKET INDEX AND HEMSCOTT NATIONAL BROKERAGE

INDEX

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present certain selected financial data for our business. These tables should be read in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	YEAR ENDED MARCH 31,

	2009	2008	2007	2006	2005
	(in millions, except per share data)
Statement of Operations
Revenues
Execution only commissions	$381.1	$486.2	$386.5	$261.8	$237.7
Cleared commissions	1,261.3	1,528.6	1,280.0	865.6	687.0
Principal transactions	287.7	281.9	299.6	158.6	142.9
Interest income	872.3	3,669.0	4,090.4	1,388.1	669.2
Other	112.1	54.1	37.8	29.2	24.1

Total revenues	2,914.5	6,019.8	6,094.4	2,703.2	1,760.9
Interest and transaction-based expenses:
Interest expense	495.1	3,165.2	3,739.3	1,173.5	537.0
Execution and clearing fees	741.0	927.4	700.4	463.4	396.3
Sales commissions	252.0	291.0	275.9	119.8	105.8

Total interest and transaction-based expenses	1,488.1	4,383.6	4,715.6	1,756.7	1,039.1
Revenues, net of interest and transaction-based expenses	1,426.3	1,636.3	1,378.7	946.5	721.8

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	796.2	896.7	834.7	595.7	415.3
Employee compensation related to non-recurring IPO awards	44.8	59.1	—	—	—
Communications and technology	122.6	118.7	102.2	72.2	62.2
Occupancy and equipment costs	44.8	35.6	29.8	24.5	14.9
Depreciation and amortization	57.8	54.8	46.8	28.2	23.3
Professional fees	90.4	74.6	50.1	26.7	19.8
General and other	100.6	108.3	77.3	46.4	50.5
PAAF legal settlement	—	76.8	—	—	—
Broker related loss	—	141.0	—	—	—
IPO-related costs	23.1	56.1	33.5	—	—
Impairment of intangible assets and goodwill	82.0	—	—	—	—
Refco integration costs	0.7	2.7	19.4	66.8	—

Total other expenses	1,363.1	1,624.6	1,193.9	860.5	586.1
Gains on exchange seats and shares	15.1	79.5	126.7	33.5	5.8
Net gain on settlement of legal proceeding	—	—	21.9	—	—
Loss on extinguishment of debt	—	18.3	—	—	—
Interest on borrowings	67.8	69.3	43.8	31.5	17.7

Income before provision for income taxes	10.4	3.6	289.7	88.0	123.8
Provision for income taxes	41.9	66.6	100.0	28.2	39.5
Minority interests in income of consolidated and combined companies (net of tax)	1.0	4.9	1.7	0.3	—
Equity in earnings of unconsolidated companies (net of tax)	(16.2)	(1.7)	0.1	0.3	—

Net (loss)/income	$(48.6)	$(69.5)	$188.0	$59.8	$84.2

	YEAR ENDED MARCH 31,

	2009	2008	2007	2006	2005
	(in millions, except per share data)
Weighted average number of basic shares outstanding (1)	121,183,447	115,027,797	103,726,453
Weighted average number of diluted shares outstanding (1)	121,183,447	115,027,797	103,726,453
Basic (loss)/earnings per share (2)	$(0.57)	$(0.60)	$1.81
Diluted (loss)/earnings per share (2)	$(0.57)	$(0.60)	$1.81
Dividends declared per share (3)	$—	$0.01	$0.03

Balance Sheet Data
Total assets	$38,836.6	$49,254.9	$51,670.3	$34,314.6	$21,910.7
Long-term borrowings	945.0	—	594.6	617.9	517.0

(1)	The weighted average number of common shares outstanding for periods prior to the reorganization and separation is calculated using the number of common shares outstanding immediately following the reorganization and separation.
(2)	Net earnings per share for fiscal 2007 is calculated by dividing historical net income by the weighted average number of common shares outstanding (basic and diluted) during fiscal 2007.
(3)	These dividends were paid to Man Group when we were wholly owned by Man Group and are not indicative of future dividends. We currently do not expect to pay any cash dividends on our common shares in the foreseeable future. Dividends declared per share is calculated by dividing dividends paid to Man Group by the number of common shares outstanding (basic) during fiscal 2008 and fiscal 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a leading intermediary offering customized solutions in the global cash and derivatives markets. We provide execution and clearing services for exchange-traded and over-the-counter, or OTC, derivative products, as well as for certain products in the cash market. We provide our clients with access to many of the largest and fastest growing markets and products throughout the world. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We act as an intermediary principally for five types of products: fixed income, commodities, foreign exchange, equities and interest rate products, and support a retail products group. We have offices in Bermuda, Chicago, Dubai, Hong Kong, London, Mumbai, New York, Paris, Singapore, Switzerland, Sydney, Taipei, Tokyo, and Toronto among others, considering the applicable legal and regulatory requirements. Our business model is global and product-driven, which allows us to centrally manage our resources while offering clients an expansive array of products across a broad range of markets and geographies. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

Consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared decreased 12.0% from 2,082.7 million contracts in fiscal 2008 to 1,832.6 million contracts in fiscal 2009. This is as a result of global market conditions and in contrast to overall growth in our transactions volumes that we have experienced in recent years related to increased volatility in many of the markets in which we operate. The total volume of exchange-traded futures and options we executed and/or cleared increased 48.7% from 1,011.4 million contracts in fiscal 2006 to 1,503.5 million contracts in fiscal 2007. Between fiscal 2008 and fiscal 2007, total volume of exchange-traded futures and options we executed and/or cleared increased 40.0%. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

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

We have noted that an additional payment of $29.8 million is due to us from Man Group in connection with the Recapitalization at the time of the IPO in fiscal 2008. We have made a request for payment, Man Group has demanded arbitration, and we are exploring our options in that regard. As a result of this unresolved claim, we have reduced shareholders’ equity as reported at March 31, 2009 by $29.8 million, by recording a receivable from shareholder in shareholders’ equity. If the claim is successful, we would expect to restore shareholders’ equity by the amount received from Man Group (if any), and if the claim is not successful we would expect to write off the receivable to additional paid in capital and not to increase shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in our earnings, income statement or cash position for any prior period.

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

In connection with the IPO, we established the 2007 Long-term Incentive Plan (“LTIP”) which provides for the grant of equity compensation awards to eligible employees, consultants, directors and other individuals who provide services to us. On the date of the IPO, we issued restricted share units, share options, and restricted shares under the LTIP. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and accounted for as employee compensation related to non-recurring IPO awards on our audited consolidated and combined statements of operations. The stock compensation charge related to these non-recurring IPO awards is considered a non-cash charge as the cost was incurred by Man Group as part of the IPO. See “—Results of Operations” and Note 10 to our audited consolidated and combined financial statements for further details.

Broker-related Loss

In February 2008, a former broker in one of our U.S. branch offices, trading in the wheat futures market in his personal account, substantially exceeded his authorized trading limit. The broker concerned was promptly terminated. The unauthorized activity resulted in him incurring a loss of $141.0 million which we, as a clearing member, were responsible for settling at the clearinghouse. As a result, the full amount was written off as a bad debt expense in fiscal 2008. See “Item 3. Legal Proceedings” for further information.

Issuance of Non-Cumulative Convertible Preference Shares and Convertible Notes

On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”) and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”). See Notes 9 and 20 to our audited consolidated and combined financial statements for further details. In August 2008, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $60.0 million aggregate principal amount of such notes.

On March 26, 2009, we completed our cash tender offer to purchase all of our $210.0 million Convertible Notes at a purchase price equal to $0.64 per $1.00 of the principal amount, plus accrued interest up to March 25, 2009. We validly repurchased $5.0 million aggregate principal amount of the Convertible Notes. We paid $3.3 million in cash including accrued interest and related bank fees.

Issuance of Cumulative Convertible Preference Shares and Backstop Commitment

We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of up to $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, on July 18, 2008, J.C. Flowers purchased $150.0 million in aggregate liquidation preference of a new series of equity securities in the form of cumulative convertible preference shares, Series A, or the Series A Preference Shares. See Note 20 to our audited consolidated and combined financial statements for further details.

Two-Year Term Facility

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”), which enabled us to prepay loans under our bridge facility that were otherwise due and payable on December 12, 2008. On April 16, 2009, we paid the outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 2010. See Note 9 to our audited consolidated and combined financial statements for further details.

Parabola/Tangent

On May 6, 2009 a High Court Judge in the U.K. ruled that MF Global UK Ltd. was vicariously liable to pay damages and claimants’ costs to Parabola Investments Limited and Aria Investments Limited. We will seek to appeal the decision. As a result of the ruling, we recorded a litigation accrual of $8.0 million in our income statement, which is net of expected insurance proceeds, during the fourth quarter of 2009. See Note 23 to our audited consolidated and combined financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets during fiscal 2009 in addition to various events during the fourth quarter of fiscal 2008. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation. In addition, the global equity markets have experienced significant declines, mortgage and corporate credit spreads have widened and the U.S. dollar has appreciated against the Euro and British pound. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher prices do not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and/or cleared decreased 12.0% from 2,082.7 million contracts in fiscal 2008 to 1,832.6 million contracts in fiscal 2009. In recent periods of high volatility, we experienced a decrease in professional trader volumes as these customers tend to reduce trading during periods of significant volatility. Additionally, during times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2009, extreme volatility and widespread uncertainly can impact the client’s ability to take on or maintain positions, which has the effect of decreasing volumes.

All volume statistics presented herein for fiscal 2009 and 2008 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Our net interest income is also directly affected by principal transactions, such as fixed income, securities lending and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the volatility of spreads experienced during fiscal 2009. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of the portfolio of client balances invested. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of our return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt.

Sources of Revenues

We derive our revenues from execution-only commissions, cleared commissions, principal transactions, net interest income and other revenues.

Execution-Only Commissions

Execution-only commissions consist of transaction fees we earn for executing trades on an agency basis for clients that do not have clearing accounts with us and clear through another brokerage firm. We provide execution-only services primarily to institutional clients and asset managers. We charge a per-contract fee for the execution-only services we provide. These fees generally are established at market rates, vary based on the product traded, and are charged on a per-contract basis. We nego-

tiate these fees individually with clients. Execution-only commissions do not include (1) commissions we earn when we both execute and clear the transaction for the client, which we recognize as cleared commissions described below, or (2) mark-ups we earn from executing client trades on a matched principal basis, which we recognize as revenues under principal transactions described below.

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

Principal Transactions

Principal transactions reflect revenues we earn primarily from matched-principal transactions we execute in which we take a principal position rather than an agent position, exposing ourselves to market risk. Except for corporate hedging and investment management transactions discussed below, we enter into transactions for our own account generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction, and not primarily for directional purposes. To a lesser extent, principal transactions also reflect revenues we earn from derivatives transactions we execute for our own account to hedge our corporate exposure to foreign currency and interest rate risk. Principal transactions do not include the net interest earned on related financing arrangements entered into as part of transactions that generate principal transaction revenues, although the net interest is an integral part of the profitability of the trade.

Revenues earned in matched-principal transactions consist of the mark-ups, or profits, we earn on these trades and are net of the value of the trades. When we execute client orders on a matched-principal basis we take the other side of the trade for our own account. Because of our significant order flow and the liquidity in our trading markets generally, we are usually able to find an appropriate offsetting transaction with another party relatively quickly (often within minutes and generally on the same trading day). By entering into offsetting trades, we reduce our exposure to the risk that market prices might change before the trade is completed. The offsetting trades we execute may differ from the client trades in some respects, such as duration or other terms. Therefore, we do not completely eliminate our exposure to market risk. In some circumstances, we may not enter into offsetting transactions, thereby exposing us fully to market risk. In conjunction with client activity, we may enter into relative value trades to take advantage of temporary price differentials in related securities.

We engage in matched-principal execution including OTC commodities and other products in the foreign exchange and fixed income markets and in the listed metals markets in London. In these transactions, we do not separately bill commissions to these clients, but include an amount in lieu of commissions in our revenues from principal transactions, following execution of the transactions on behalf of the clients. We seek to price these transactions so that we earn a positive spread, or markup, on the offsetting transaction, which we record as revenues from principal transactions. The mark-ups represent our compensation for executing these clients’ orders. These revenues are a function of both the price of the underlying asset as well as the spread between the buy and sell prices for the underlying asset. This spread is affected by market conditions, including volatility and volume. Any mark-ups are recorded on the trade date.

Because we act as principal, rather than as agent, in these transactions, we are required to record realized and unrealized gains and losses relating to these transactions. Any gains or losses are for the account of our clients who secure payment to us for any losses by depositing margin funds as collateral. We also recognize in principal transactions any unrealized gains or losses on our hedged equity swaps and CFDs, together with the unrealized gains and losses on the matching equity hedges, even though these transactions are entered into on a matched-principal basis. Types of principal transaction activity include foreign exchange voice income, metals, equity trading profits and interest and dividends included in equity swaps.

In addition to these matched-principal trades, we enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk. Our economic hedging transactions typically involve cash and derivative products in the foreign exchange market and fixed income derivatives. We enter into derivative transactions to economically hedge our exposure to British pounds and other currencies in which we pay a portion of our employee compensation and related benefits expenses. We may economically hedge forecasted expenditures in advance of payment. We also enter into derivatives transactions to economically hedge our exposure to changes in interest rates, which could affect the revenues we earn on cash balances and collateralized refinancing transactions as well as our cost of borrowing. We may engage in more interest rate hedging transactions in the future. In accordance with our risk management policies, our hedging transactions do not fully offset our associated risk exposure.

We also enter into principal transactions to invest and manage our liquid corporate assets. Our investment transactions typically involve government and investment-grade corporate debt securities, agency securities as well as money- market funds. Profits and losses arising from all securities transactions entered into for our own account are recorded on a trade date basis. The net interest earned on the financing related to these investment transactions is recorded within net interest income. We do not separately amortize purchase premiums and discounts associated with proprietary securities transactions, as these are a component of the recorded fair value. Changes in the fair value of such securities are recorded as unrealized gains and losses within principal transactions.

Net interest income

Net interest income represents interest income less interest expense.

We earn interest income from investment of balances in our clients’ accounts, balances in our accounts, collateralized financing arrangements, such as stock lending and resale and repurchase agreements we enter into in conjunction with our principal transactions, and on the notional amounts of clients’ positions in CFDs. We also earn interest from investing our capital. We incur related interest expense in connection with many of the transactions from which we derive interest income including payments to customers.

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

We also earn interest from collateralized financing arrangements, which include resale agreements and securities lending transactions we enter into in conjunction with our principal transactions. When we enter into resale transactions, we earn interest on the cash payment we make to clients in exchange for securities deposited with us as collateral under agreements to resell at future dates. Conversely, when we enter into repurchase transactions, we pay interest on the cash we receive in exchange for pledging securities we own or have received from clients and are permitted to repledge under agreements to repurchase at future dates. The amount of interest we earn depends on client activity and the difference between the interest rate we pay to our clients on their cash collateral and the interest rate we receive from investing the cash received by, or the collateral deposited with, us. These transactions result in a gross-up of Interest income and Interest expense in our audited consolidated and combined statements of operations, which are effectively netted as part of our revenues, net of interest and transaction-based expenses. Similarly, we enter into transactions where we borrow securities and pay related interest expense on the securities borrowed.

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

Other Revenues

Other revenues consist of revenues we earn from other normal business operations that are not otherwise included above. These types of revenues include:

•	certain ancillary services provided to clients;
•	software and related fees charged to clients for the use of software products;
•	insurance proceeds on legal settlements and fees from prior years;
•	profits or losses on the sale or disposal of fixed assets and other long-term investments; and
•	other sundry revenues.

Components of Expenses

Our expenses consist of three principal components: (1) interest expense, (2) transaction-based expenses and (3) other expenses. A significant portion of our expenses is variable.

Interest Expense

Interest expense includes interest paid to our clients on the funds they maintain with us and interest paid to counterparties in connection with secured financing transactions, such as repurchase agreements and for securities we borrow. As discussed above, a substantial portion of our interest expense pertains to related client transactions from which we derive interest income but with respect to which we also incur interest expense. Our interest income and interest expense are effectively netted in our audited consolidated and combined statements of operations as part of our revenues, net of interest and transaction-based expenses. The comparison of our period-to-period results described below also presents our interest income and interest expense on a net basis. For purposes of calculating revenues, net of interest and transaction-based expenses, interest expense excludes interest paid on short-term and long-term debt, which are recorded in other expenses.

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

Other Expenses

Other expenses consist of expenses relating to (1) employee compensation and benefits (excluding non-recurring IPO awards), (2) employee compensation and benefits related to non-recurring IPO awards, (3) communications and technology, (4) occupancy and equipment costs, (5) depreciation and amortization, (6) professional fees, (7) general and other, (8) PAAF legal settlement costs, (9) broker-related loss, (10) IPO-related costs, (11) impairment of intangible assets and goodwill and (12) Refco integration costs.

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

We estimate that we will realize approximately $78.7 million of stock-based compensation in future periods related to IPO awards granted to employees upon consummation of the IPO. Of this amount, we expect approximately $60.4 million and $18.3 million will be recognized as expense in the years ending March 31, 2010 and 2011, respectively, of which $34.2 million and $10.5 million, respectively, represent employee compensation and benefits related to these non-recurring IPO awards. The restricted shares granted pursuant to the IPO awards generally vest in full on the third anniversary of the pricing of the IPO. The share options granted pursuant to the IPO awards have an exercise price equal to the $30 IPO price of our common shares and will vest in equal installments over the three-year period and therefore were not exercisable for the first year following the IPO.

We expect that our employee compensation and benefits expense will vary from quarter to quarter due to the performance of our business, the hiring of additional employees associated with the growth of our business and the product and geographic mix of our business, which affects our compensation structure. As of March 31, 2009, we had approximately 3,200 employees.

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

As a public company, we are subject to various reporting, corporate governance and regulatory compliance requirements, including the requirements of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing that Act, the Exchange Act, the NYSE listing standards and new regulatory requirements such as the BASEL II capital adequacy framework and MiFID. To continue to comply with these requirements, we expect to incur additional professional fees in fiscal 2010.

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

PAAF Legal Settlement

PAAF legal settlement costs consist of an expense we recorded in fiscal 2008 in relation to active discussions to settle litigation against our U.S. operating company, MF Global Inc., brought by a court-appointed receiver for PAAF and its fund manager and commodity pool operator. PAAF legal settlement costs are recorded as litigation accruals in the periods in which they were incurred. On December 3, 2007, we entered into an agreement to settle this matter. Man Group agreed to indemnify us for amounts in excess of $50.0 million relating to all costs, expenses and liabilities we incurred as a result of the PAAF litigation and any other claims or litigation arising from the facts and circumstances which give rise to that claim, net of any insurance proceeds we receive. During fiscal 2009, we received a $62.1 million insurance reimbursement in connection with the PAAF litigation, of which $54.6 million represented the settlement and $7.5 million represented legal fees and costs, that has been recorded in Other revenues in our audited consolidated and combined statement of operations.

Broker-related Loss

As discussed above, a former registered representative in one of our offices substantially exceeded his authorized trading limit and we, as the clearing member, were responsible for the resulting loss of $141.0 million in fiscal 2008. We recorded the full amount as a bad debt expense.

IPO-Related Costs

In connection with the Reorganization, Separation and Recapitalization transactions, we have incurred legal, consulting and other non-recurring professional fees, including fees relating to implementing new reporting and corporate governance requirements, adapting our accounting systems and marketing activities undertaken as part of our rebranding effort. We have incurred and expect to continue to incur additional professional fees relating to Sarbanes-Oxley compliance in fiscal 2010. As MF Global did not receive any proceeds from the IPO, these costs have been expensed.

Impairment of intangible assets and goodwill

As discussed in Note 3 to our audited consolidated and combined financial statements, during the fourth quarter of fiscal 2009, we completed our annual impairment testing of goodwill and identified triggering events that required an impairment analysis to be performed related to certain intangible assets. As a result of our analyses, we determined all of our goodwill and a portion of our intangible assets were impaired. Consequently, we recorded the impairment charge in our audited consolidated and combined statement of operations.

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

Loss on Extinguishment of Debt

Loss on extinguishment of legacy debt held prior to IPO consists of losses that we incurred as the result of the repayment of outstanding borrowings, including private placement notes to third parties, and related interest swaps, prior to their scheduled maturity. In repaying the private placement notes and interest rate swaps prior to their scheduled maturity, we incurred a loss on the early extinguishment of debt of $18.3 million, which has been disclosed separately within our audited consolidated and combined statement of operations for fiscal 2008.

Interest on Borrowings

Interest on borrowings consists of interest expense incurred on borrowings from third parties, including third-party liquidity facilities as well as interest expense charged to us by Man Group for subordinated borrowings. This interest expense is incurred separately from trading activities and client transactions. In connection with the Reorganization and Separation transactions, we entered into a bridge loan and used the proceeds of the bridge loan to repay indebtedness to Man Group and third parties. For a discussion of our historical borrowings, see Note 9 to our audited consolidated and combined financial statements.

Provision for Income Taxes

Our provision for income taxes includes all current and deferred provisions for federal, state, local and foreign taxes.

The income tax provision for fiscal 2007 is presented as if we operated on a stand-alone basis, since prior to fiscal 2008 we were owned by Man Group. We account for income taxes under the asset and liability method prescribed by SFAS Statement No. 109 “Accounting for Income Taxes”. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion of the deferred tax assets will not be realized. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax provision and net income in the period in which the determination is made. Our effective income tax rate can vary from period to period, depending on, among other factors, the geographic and business mix of our earnings, the availability of losses, the level of non-deductible expenses and the effect of tax audits.

Our effective tax rates for fiscal 2009, 2008 and 2007 were 402.8%, 1,850.2%, and 34.5%, respectively. For fiscal 2008, our tax expense was impacted by non-deductible expenses and a $75.7 million one-time tax expense associated with our separation from Man Group. For fiscal 2009, the non-recurrence of these items was partly offset by the effects of certain non-deductible expenses, including the impairment of goodwill, an increase in the valuation allowance associated with deferred tax assets unlikely to be monetized, the impact of our reduced share price on the value of vested equity awards to employees and a greater percentage of income being generated in higher-tax jurisdictions. Our tax rate from ongoing operations for fiscal 2009 was 38.8%.

Man Group agreed to indemnify us against certain specified tax and other liabilities that may arise in connection with the Reorganization and Separation and the IPO, subject to various limitations and conditions. To the extent that we incur a tax or other liability for which we are indemnified, our payment of the liability should generally be offset from a financial perspective by our receipt of the indemnity payments (subject to timing differences and the extent of the indemnification). Even if we are fully indemnified against a particular tax or other liability, however, our financial results of operations as reflected in our audited consolidated and combined financial statements could be adversely affected. For accounting purposes, an indemnity payment would generally be treated as a net capital contribution to us from Man Group, and the incurrence of the related liability could reduce our net income as reported in our audited consolidated and combined financial statements. The Reorganization and Separation and our IPO have caused us to incur tax liabilities for which we received the economic benefit of an indemnity payment under the tax matters deed. While those liabilities do not affect our cash flow, assuming we receive full indemnification, they do have a significant non-cash impact on our statement of operations for the period following the offering. The $75.7 million reorganization tax charge described above and reflected in our results for fiscal 2008 is one such case. While not all of this charge is required to be paid currently, we received $63.1 million to date from Man Group, including $8.1 million in fiscal 2009, and we have paid these deposits over to the relevant tax authorities.

Minority Interest in Income of Combined Companies (net of tax)

We combine the results of operations and financial position of entities we control, but do not wholly own. We own 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. Earnings for these entities are combined on a post-tax basis.

Equity in Earnings of Uncombined Companies (net of tax)

Equity in earnings of uncombined companies includes our pro rata share of earnings for entities in which we own between 20% and 50% of the entity’s common equity and over which we have the ability to exert influence, although not control, relating to such entities’ operating and financial policies. As of March 31, 2009, we owned a 19.5% interest in Polaris MF Global Futures Co Ltd and no longer have an interest in U.S. Futures Exchange LLC (“USFE”).

Results of Operations

Basis of Presentation

The audited consolidated and combined financial statements for fiscal 2009 represents our second annual reporting period subsequent to becoming a publicly-traded company. Prior to July 1, 2007, our financial statements were prepared on a combined carve-out basis as if we had existed on a stand-alone basis and in conformity with U.S. GAAP, as described above.

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

During fiscal 2008, we also recorded an $8.8 million reduction to interest income, a $4.8 million adjustment to principal transactions, and a $1.9 million reduction to employee compensation and benefits, in each case related to errors in prior year accruals that were deemed immaterial to all prior periods presented. Secondly, during fiscal 2009, we identified errors in our previously reported financial statements. These errors related to the historical accounting for specific exchange and clearing fees, the timing and amount of certain accruals, the accounting for transactions related to the spin-off of our operations from Man Group plc in connection with our IPO, including the deductibility of certain taxes from that transaction, as well as the classification of certain revenues and expenses between line items in our consolidated and combined statements of operations. The impact of the errors on net income for fiscal 2008 and 2007 was an increase of $1.4 million and $5.1 million, respectively.

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

Year Ended March 31, 2009 Compared to the Year Ended March 31, 2008:

(Amounts in millions except share data)

	FOR THE YEAR ENDED MARCH 31,

	2009	2008	% Change
Revenues
Execution only commissions	$381.1	$486.2	(21.6)%
Cleared commissions	1,261.3	1,528.6	(17.5)
Principal transactions	287.7	281.9	2.1
Interest income	872.3	3,669.0	(76.2)
Other	112.1	54.1	107.2

Total revenues	2,914.5	6,019.8	(51.6)
Interest and transaction-based expenses:
Interest expense	495.1	3,165.2	(84.4)
Execution and clearing fees	741.0	927.4	(20.1)
Sales commissions	252.0	291.0	(13.4)

Total interest and transaction-based expenses	1,488.1	4,383.6	(66.1)
Revenues, net of interest and transaction-based expenses	1,426.3	1,636.3	(12.8)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	796.2	896.7	(11.2)
Employee compensation related to non-recurring IPO awards	44.8	59.1	(24.2)
Communications and technology	122.6	118.7	3.3
Occupancy and equipment costs	44.8	35.6	25.8
Depreciation and amortization	57.8	54.8	5.5
Professional fees	90.4	74.6	21.2
General and other	100.6	108.3	(7.1)
PAAF legal settlement	—	76.8	(100.0)
Broker related loss	—	141.0	(100.0)
IPO-related costs	23.1	56.1	(58.8)
Impairment of intangible assets and goodwill	82.0	—	100.0
Refco integration costs	0.7	2.7	(74.1)

Total other expenses	1,363.1	1,624.6	(16.1)

Gains on exchange seats and shares	15.1	79.5	(81.0)
Loss on extinguishment of debt	—	18.3	(100.0)
Interest on borrowings	67.8	69.3	(2.2)

Income before provision for income taxes	10.4	3.6	188.9
Provision for income taxes	41.9	66.6	(37.1)
Minority interests in income of consolidated and combined companies (net of tax)	1.0	4.9	(79.6)
Equity in earnings of uncombined companies (net of tax)	(16.2)	(1.7)	852.9

Net loss	$(48.6)	$(69.5)	(30.1)

Loss per share:
Basic	$(0.57)	$(0.60)
Diluted	$(0.57)	$(0.60)
Weighted average number of common shares outstanding:
Basic	121,183,447	115,027,797
Diluted	121,183,447	115,027,797

Overview

Revenues, net of interest and transaction-based expenses, decreased $210.0 million, or 12.8%, to $1,426.3 million for fiscal 2009 from $1,636.3 million for fiscal 2008. During fiscal 2009, there was an increase in other revenues of $58.0 million that reflected a $62.1 million insurance reimbursement in connection with the litigation brought by a court appointed receiver for Philadelphia Alternative Asset Fund Ltd. (“PAAF”) and its fund manager and commodity pool operator, Philadelphia Asset Management Co. LLC. During fiscal 2008 we recognized a loss on interest rate forward contracts of $51.4 million as result of incremental changes in interest rates, which we reclassified from other comprehensive income/ (loss) to principal transactions. For further information related to our derivative instruments and hedging activities, see Note 2 to our audited consolidated and combined financial statements. Excluding the litigation insurance reimbursement and loss on these interest rate forward contracts, revenues, net of interest and transaction-based expenses, decreased 19.2% from $1,687.7 million in fiscal 2008 to $1,364.2 million in fiscal 2009. The decrease was primarily due to a 12.0% decrease in our total volumes of executed and/or cleared exchange-traded futures and option transactions from 2,082.7 million contracts for fiscal 2008 to 1,832.6 million contracts for fiscal 2009. The decrease of 250.1 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and regions, especially our professional trader volumes, as these customers tend to reduce trading during periods of significant volatility. The decrease is also reflective of the significant volumes experienced last year. There was also lower net interest generated from client funds due to declining interest rates and the narrowing of short-term credit spreads coupled with the reduced duration in the investment of client funds. See “—Supplementary Data” for further details.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $261.5 million, or 16.1%, to $1,363.1 million for fiscal 2009 from $1,624.6 million for fiscal 2008. The decrease was primarily due to the $141.0 million broker-related loss incurred in fiscal 2008, a reduction of $100.5 million in employee compensation and benefits (excluding non-recurring IPO awards) reflecting lower net revenues, a reduction of $76.8 million of expense related to the fiscal 2008 PAAF litigation settlement, a reduction of $35.0 million related to lower IPO-related and Refco integration costs, and a reduction of $14.3 million of stock-based compensation expense on our equity awards issued in connection with the IPO. These reductions for fiscal 2009 were offset by the $82.0 million impairment of intangible assets and goodwill, a $4.2 million increase in professional fees incurred in connection with a broker-related loss, and $11.6 million in incremental professional fees comprised of audit fees, legal fees, and other consulting fees incurred as a stand-alone public company. The decrease in other expenses was also offset by a $16.1 million increase in expenses relating to communications and technology, occupancy and equipment, and depreciation and amortization, all generated by the growth in our business and our infrastructure.

Income before provision for income taxes increased $6.8 million, or 188.9%, to $10.4 million for fiscal 2009 from $3.6 million for fiscal 2008. This increase was mainly due to decreased other expenses mentioned above as well as the broker-related loss, non-recurring expenses related to the IPO and loss on extinguishment of borrowings of $18.3 million in fiscal 2008. This increase was offset by decreased revenues, net of interest and transaction-based expenses, and a decrease of $64.4 million in gains on exchange seats and shares.

Net loss decreased $20.9 million to $48.6 million for fiscal 2009 from $69.5 million for fiscal 2008. Net loss is impacted by the items discussed above, as well as the increased tax impact of non-deductible costs including the impairment of goodwill, the impact of our share price on the value of vested equity awards made to employees and a greater percentage of our income being earned in higher-tax jurisdictions, offset by the non-recurrence of the $75.7 million one time tax charge triggered by the IPO in fiscal 2008.

Revenues

Execution-only Commissions

Execution-only commissions decreased $105.1 million, or 21.6%, to $381.1 million for fiscal 2009 from $486.2 million for fiscal 2008. This decrease was due to a 5.7% decrease in our volume of execution-only exchange-traded futures and options transactions from 569.9 million contracts for fiscal 2008 to 537.4 million contracts for fiscal 2009. The decrease in our transaction volumes and execution-only commissions was attributed to reductions in equity transactions as a result of declining stock market values in Europe and India upon which execution-only commissions are calculated and decreases in trading in interest rate products, commodities and private clients, which are not always driven by values. In addition, volumes were also impacted by the continuing self-execution of trades by clients on NYMEX as they shift from floor based to screen based executions. Our decrease in execution-only commissions was also due to rate decreases due to larger institutional customers affected by market turmoil. We also experienced reduced volumes due to middle market and smaller clients, which tend to be more profitable, reducing their trading activity as a result of the unprecedented volatility and unstable market conditions. These changes also reduced our yields on our total trades, as market dislocations reduced rates on large institutional clients, thereby further decreasing execution-only commissions.

Cleared Commissions

Cleared commissions decreased $267.3 million, or 17.5%, to $1,261.3 million for fiscal 2009 from $1,528.6 million for fiscal 2008. This decrease was primarily due to a decrease of 14.4% in our volume of cleared exchange-traded futures and options transactions from 1,512.8 million contracts for fiscal 2008 to 1,295.2 million contracts for fiscal 2009. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions, in particular with professional traders who tend to reduce trading during periods of significant volatility.

Principal Transactions

Principal transactions increased $5.8 million, or 2.1%, to $287.7 million for fiscal 2009 from $281.9 million for fiscal 2008. Principal transactions do not reflect the net interest income earned from collateralized transactions related to principal transactions revenues, which is included in interest income and expense. This net interest income was $150.2 million for fiscal 2009 as compared to $94.7 million for fiscal 2008. In fiscal 2008, we recorded a $51.4 million loss in principal transactions for interest rate forward contracts following unfavorable movements in interest rates. These were entered into for an anticipated issuance of debt, which did not occur. As a result, we no longer qualified for cash flow hedge accounting treatment and reclassified the loss from other comprehensive income/ (loss) to principal transactions. When factoring in net interest, which is how management views the business, and excluding the loss on the cash flow hedge, principal transactions revenues increased $9.9 million, or 2.3%, to $437.9 million for fiscal 2009 from $428.0 million for fiscal 2008. The increase in principal transactions was primarily attributable to the mark-to-market gains on the investment of client funds in our agency portfolio as well as an increase in fixed income transactions resulting from wider spreads and significant trading from new customers. These increases were offset by reduced matched principal brokerage in energy and agriculture markets. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Interest income, net, decreased $126.6 million, or 25.1%, to $377.2 million for fiscal 2009 from $503.8 million for fiscal 2008. This decrease was primarily due to declining interest rates offset by an increase in net interest generated from principal transactions, related financing transactions and the impact of equity swaps. The average federal funds rate in the United States decreased from 3.84% during fiscal 2008 to 1.03% during fiscal 2009. Net interest from client funds and excess cash decreased 44.5% from $409.1 million for fiscal 2008 to $227.0 million for fiscal 2009 due to (i) reduced rates earned on excess cash during fiscal 2009, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash, consistent with the trend in the market, to increase liquidity during these volatile times. Despite the decreases mentioned above, the decline in interest income, net, was offset by a 58.6% increase in net interest generated from principal transactions and related financings transactions from $94.7 million for fiscal 2008 to $150.2 million for fiscal 2009. This was due to the wide spreads benefiting our fixed income products, consisting of both secured financings of repurchase and reverse repurchase transactions and stock borrowing and lending activities. See “— Supplementary Data” for further information on the components of net interest income.

Other Revenues

Other revenues increased $58.0 million, or 107.2%, to $112.1 million for fiscal 2009 compared to $54.1 million for fiscal 2008. This increase is primarily due to the one time PAAF litigation insurance reimbursement of $62.1 million received in fiscal 2009. In the absence of this settlement, other revenues decreased $4.1 million, or 7.6% reflecting the decrease in trading volumes resulting in decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office services and support services. These fees include fees for equity market research, processing fees, fees for the use of screens and 24-hour access.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees decreased $186.4 million, or 20.1%, to $741.0 million for fiscal 2009 from $927.4 million for fiscal 2008. This decrease was primarily due to a 12.0% decrease in our volume of executed and/or cleared exchange-traded futures and options transactions from 2,082.7 million contracts for fiscal 2008 to 1,832.6 million contracts for fiscal 2009. During fiscal 2009, we experienced decreased transaction volumes in most of our principal markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all execution only transactions generate execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 1.0% of revenues, net of interest and transaction based expenses, for fiscal 2008 to 0.6% of revenues, net of interest and transaction based expenses, for fiscal 2009.

Sales Commissions

Sales commissions decreased $39.0 million, or 13.4% to $252.0 million for fiscal 2009 from $291.0 million for fiscal 2008. This was primarily due to declining trade activity as a result of lack of client confidence and unstable market conditions during fiscal 2009. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore all changes to volumes do not impact sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation including stock based compensation expense for equity instruments, but exclude restricted shares and restricted share units issued at the IPO. Employee compensation and benefits excluding IPO awards decreased $100.5 million, or 11.2%, to $796.2 million for fiscal 2009 from $896.7 million for fiscal 2008. This decrease was primarily due to decreases in variable compensation paid to employees based on sales, volume and profit contributions, offset in part by incremental payroll expenses due to increased headcount as well as termination expenses of $38.1 million, primarily related to former senior executives. In addition, $14.6 million of the decrease related to the non-recurring accelerated vesting charge of predecessor Man Group stock-based compensation awards recognized during fiscal 2008. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 38.7% for fiscal 2009 as compared to 33.8% for fiscal 2008. Excluding termination costs, the ratio of fixed front and back office compensation as a percentage of total employee compensation and benefits excluding IPO awards was 34.0% in fiscal 2009. Employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction-based expenses, increased to 55.8% for fiscal 2009 from 54.8% for fiscal 2008. Excluding termination costs, employee compensation and benefits excluding IPO awards, as a percentage of revenues, net of interest and transaction based expenses was 53.1% in fiscal 2009.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards decreased $14.3 million, or 24.2%, to $44.8 million for the fiscal year ended March 31, 2009 from $59.1 million for fiscal 2008. This decrease is attributable to the decrease in nonvested restricted share and restricted share unit awards in fiscal 2009 as well as the modification and revaluation of former officers’ awards causing a reduction in expense. These expenses are considered non-recurring and directly attributable to the IPO. See “—Non-GAAP Financial Measures” for further details.

Communications and Technology

Communications and technology expenses increased $3.9 million, or 3.3%, to $122.6 million for fiscal 2009 from $118.7 million for fiscal 2008. This increase was primarily due to increases in software licensing costs as well as market data research and communications expenses, reflecting increased clients during the current period. This caption also includes software licenses and costs related to the trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.6% for fiscal 2009 from 7.3% for fiscal 2008.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $9.2 million, or 25.8%, to $44.8 million for fiscal 2009 from $35.6 million for fiscal 2008, primarily due to increased rent as a result of the relocation to new leased premises in London and the renewal of and additional leased office space in New York. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.1% for fiscal 2009 as compared to 2.2% for fiscal 2008.

Depreciation and Amortization

Depreciation and amortization increased $3.0 million, or 5.5%, to $57.8 million for fiscal 2009 from $54.8 million for fiscal 2008. This increase was due to the amortization of additional client relationships and other intangible assets acquired with the businesses of FXA Securities Ltd in June 2007 and BrokerOne Pty Ltd in September 2007. In addition, there was an increase in depreciation of leasehold improvements following the acquisition of an additional floor in our New York office and depreciation on a new treasury system. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.1% for fiscal 2009 from 3.3% for fiscal 2008.

Professional Fees

Professional fees increased $15.8 million, or 21.2%, to $90.4 million for fiscal 2009 from $74.6 million for fiscal 2008. This increase was primarily due to $8.5 million in increased professional fees related to enhanced accounting, legal and regulatory requirements as a public company. In addition, we incurred legal and consulting fees of $7.3 million associated with the broker-related loss incurred in fiscal 2008. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 6.3% for fiscal 2009 from 4.6% for fiscal 2008.

General and Other

General and other expenses decreased $7.7 million, or 7.1%, to $100.6 million for fiscal 2009 from $108.3 million for fiscal 2008. This decrease was due primarily to decreased travel and entertainment expenses of $2.7 million, decreased advertising costs of $0.1 million, increased gains from currency translation of $8.7 million and decreased general operating expenses of $11.6 million. These decreases were offset by increased insurance premiums of $5.1 million and higher bad debt expense of $10.3 million, mainly from the bankruptcy of Lehman Brothers and resulting provision on all receivables with them, which increased to 1.4% from 0.6% of revenues, net of interest and transaction based expenses. In addition there was, an $8.0 million litigation expense related to a legal judgment in the UK, recorded net of insurance proceeds, recorded in fiscal 2009 and a $10.0 million accrual for potential CFTC civil monetary penalties in the U.S recorded in fiscal 2008. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 7.1% for fiscal 2009 from 6.6% for fiscal 2008.

PAAF legal settlement

On December 3, 2007, we settled the litigation against our U.S. operating company brought by a court appointed receiver for PAAF and its fund manager and commodity pool operator. As a result of this settlement, we recorded a litigation accrual of $74.8 million in fiscal 2008. On December 26, 2007, we also settled a related investigation by the CFTC arising out of the PAAF matter and accrued an additional $2.0 million for fiscal 2008. During fiscal 2009, we received a $62.1 million insurance reimbursement in connection with the PAAF litigation that has been recorded in Other revenues in our audited consolidated and combined statement of operations.

Broker-related Loss

In connection with the broker-related loss mentioned above, we incurred a loss of $141.0 million, which was written off as a bad debt expense for fiscal 2008. This cost is considered unusual.

IPO-related Costs

We incurred costs of $23.1 million and $56.1 million, or approximately 1.6% and 3.4% of our revenues, net of interest and transaction-based expenses, for fiscal 2009 and 2008, respectively in connection with the Reorganization, Separation and Recapitalization transactions and the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we expensed these costs. The current year costs are primarily related to Sarbanes-Oxley compliance. We expect these costs will reduce significantly in future years. See “—Non-GAAP Financial Measures” for further details.

Impairment of Intangible assets and Goodwill

We recorded an impairment charge of $82.0 million in fiscal 2009 based on our annual impairment testing of goodwill and intangibles. Our annual testing identified triggering events that required an impairment analysis to be performed related to goodwill and certain intangible assets. As a result of our analyses, we determined all of our goodwill and a portion of our intangible assets were impaired. There was no such impairment charge recorded in fiscal 2008.

Refco Integration Costs

Refco integration costs decreased by $2.0 million, to $0.7 million for fiscal 2009 from $2.7 million for fiscal 2008. We incurred integration costs directly related to the Refco acquisition, primarily related to retention and severance of Refco personnel. These costs do not reflect new contracts but rather the completion of previously existing agreements. Refco integration costs, as a percentage of revenues, net of interest and transaction-based expenses, decreased to less than 0.1% for fiscal 2009 from 0.2% for fiscal 2008. These costs are not considered part of normal operations and will continue to reduce in future periods. See “—Non-GAAP Financial Measures” for further details.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares decreased $64.4 million to $15.1 million for fiscal 2009 from $79.5 million for fiscal 2008. The amount of unrealized gains recorded is based on the fair market value movements of the remaining excess seats and shares. During fiscal 2009, we realized gains on the sale of NYMEX shares and dividends received following the CME/NYMEX merger. The gains for fiscal 2008 were primarily due to gains on the sale of shares of ICE, Euroclear, NYMEX, CBOT and CME, offset by mark-to-market losses on all our excess exchange shares. During fiscal 2008, substantially all of our excess exchange seats and shares were significantly reduced either through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation transactions, or disposal to third parties. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods. See “—Non-GAAP Financial Measures” for further details.

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

Interest on Borrowings

Interest on borrowings decreased $1.5 million, or 2.2%, to $67.8 million for fiscal 2009 from $69.3 million for fiscal 2008. This decrease was primarily due to lower levels of debt and a decrease in interest rates, particularly the LIBOR rate. During fiscal 2009 we paid off the remaining portion of our $1,400.0 million bridge facility. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.8% for fiscal 2009 from 4.2% for fiscal 2008.

Provision for Income Taxes

Income taxes decreased $24.7 million, to $41.9 million, for fiscal 2009 from $66.6 million for fiscal 2008. Our effective tax rate was 402.8%, down from 1,850.2% for fiscal 2008. The decrease in the effective tax rate primarily relates to non-deductible costs and tax expense related to the IPO transaction partly offset by non-deductible expenses including the impairment of goodwill, the impact of our share price on the value of vested equity compensation, and a greater percentage of profits being generated in higher tax jurisdictions. Our effective tax rate on ongoing operations is 38.8% for fiscal 2009 as compared to 33.6% in fiscal 2008.

Year Ended March 31, 2008 Compared to the Year Ended March 31, 2007:

(in millions except share data)

	FOR THE YEAR ENDED MARCH 31,

	2008	2007	% Change
Revenues
Execution only commissions	$486.2	$386.5	25.8%
Cleared commissions	1,528.6	1,280.0	19.4
Principal transactions	281.9	299.6	(5.9)
Interest income	3,669.0	4,090.4	(10.3)
Other	54.1	37.8	43.1

Total revenues	6,019.8	6,094.4	(1.2)
Interest and transaction-based expenses:
Interest expense	3,165.2	3,739.3	(15.4)
Execution and clearing fees	927.4	700.4	32.4
Sales commissions	291.0	275.9	5.5

Total interest and transaction-based expenses	4,383.6	4,715.6	(7.0)

Revenues, net of interest and transaction-based expenses	1,636.3	1,378.7	18.7

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	896.7	834.7	7.4
Employee compensation related to non-recurring IPO awards	59.1	—	—
Communications and technology	118.7	102.2	16.1
Occupancy and equipment costs	35.6	29.8	19.5
Depreciation and amortization	54.8	46.8	17.1
Professional fees	74.6	50.1	48.9
General and other	108.3	77.3	40.1
PAAF legal settlement	76.8	—	—
Broker related loss	141.0	—	—
IPO-related costs	56.1	33.5	67.5
Refco integration costs	2.7	19.4	(86.1)

Total other expenses	1,624.6	1,193.9	36.1

Gains on exchange seats and shares	79.5	126.7	(37.3)
Net gain on settlement of legal proceeding	—	21.9	—
Loss on extinguishment of debt	18.3	—	—
Interest on borrowings	69.3	43.8	58.2

Income before provision for income taxes	3.6	289.7	(98.8)
Provision for income taxes	66.6	100.0	(33.4)
Minority interests in income of consolidated and combined companies (net of tax)	4.9	1.7	188.2
Equity in earnings of uncombined companies (net of tax)	(1.7)	0.1	(1,800.0)

Net (loss)/ income	$(69.5)	$188.0	(137.0)

(Loss)/ Earnings per share:
Basic	$(0.60)	$1.81
Diluted	$(0.60)	$1.81
Weighted average number of common shares outstanding:
Basic	115,027,797	103,726,453
Diluted	115,027,797	103,726,453

Overview

Revenues, net of interest and transaction-based expenses, increased $257.6 million, or 18.7%, to $1,636.3 million for fiscal 2008 from $1,378.7 million for fiscal 2007. During fiscal 2008, in anticipation of issuing additional debt to refinance our bridge facility, we entered into interest rate forward contracts to eliminate the variability of cash flows due to volatile market conditions and anticipated changes in the U.S. treasury rate. We recognized a loss on these interest rate forward contracts of $51.4 million during fiscal 2008 as a result of the incremental change in interest rates, which we reclassified from other comprehensive income/ (loss) to principal transactions. For further information related to our derivative instruments and hedging activities, see Note 2 to our audited consolidated and combined financial statements. Excluding the loss on these interest rate forward contracts, revenues, net of interest and transaction-based expenses, increased 22.4% to $1,687.7 million for fiscal 2008. The increase was primarily due to a 40.0% increase in our total volumes of executed and cleared exchange-traded futures and option transactions from 1,503.5 million contracts for fiscal 2007 to 2,105.1 million contracts for fiscal 2008. The increase of 601.6 million contracts in our total volumes of executed or cleared exchange-traded futures and option transactions was generated across all of our primary products, markets and regions and is attributable to the organic growth of our business, combined with the integration and financial contribution of small acquisitions in the United States and Asia Pacific region. During fiscal 2008, there was also an increase in other revenues of $16.3 million that reflected a $9.4 million insurance recovery related to legal fees incurred in the prior period in connection with the litigation brought by a court appointed receiver for Philadelphia Alternative Asset Fund Ltd. (“PAAF”) and its fund manager and commodity pool operator, Philadelphia Asset Management Co. LLC, as well as an increase in the ancillary services we provide to our clients due to increased volume and business.

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

Cleared Commissions

Cleared commissions increased $248.6 million, or 19.4%, to $1,528.6 million for fiscal 2008 from $1,280.0 million for fiscal 2007. This increase was primarily due to an increase of 42.8% in our volume of cleared exchange-traded futures and options transactions from 1,065.1 million contracts for fiscal 2007 to 1,520.8 million contracts for fiscal 2008. We experienced an increase in execution and clearing volumes across almost all products, markets and regions. The volume increase on a year-

over-year comparison is impacted by the strategic addition of professional traders who typically pay lower rates due to higher volumes, through our acquisition of Dowd Wescott, a large professional trader businesses in the United States.

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

The increase was primarily due to the 22.4% increase in revenues, net of interest and transaction-based expenses, excluding the loss on the cash flow hedge, resulting in a comparable increase in variable compensation paid to employees based on sales volumes and profit contributions. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 33.8% for fiscal 2008 after adjusting for the non-recurring charges above. Adjusted employee compensation and benefits excluding IPO awards, as a percentage of adjusted revenues, net of interest and transaction-based expenses, decreased to 55.0% for fiscal 2008 from 58.5% for fiscal 2007. The compensation ratio declined as employee compensation related to fiscal 2007 included a $28.0 million non-recurring charge related to the termination of the U.S. benefit pension plan, we benefited from Refco synergies, and the fact that we did not pay out on the interest earned on our excess cash. The adoption of SFAS No.123(R), Share-Based Payment. in April 2006 also resulted in a cumulative benefit from accounting change of $1.0 million in fiscal 2007. The benefit from accounting change reflects the net cumulative impact of estimating future forfeitures in determining expenses for the period, rather than recording forfeitures when they occur as previously permitted under APB 25, Accounting for Stock Issued to Employees.

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

Gains on Exchange Seats and Shares

Gains on exchange seats and shares decreased $47.2 million, to $79.5 million for fiscal 2008 from $126.7 million for fiscal 2007. These gains for fiscal 2008 were primarily due to gains on the sale of shares of ICE, Euroclear, NYMEX, CBOT and CME, offset by mark-to-market losses on all our excess exchange shares. Our excess exchange seats and shares were significantly reduced through their contribution to a subsidiary of Man Group in connection with the Reorganization and Separation trans-

actions and the disposal of further excess exchange seats and shares during fiscal 2008. As a result, absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

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

Supplementary Data

The table below calculates adjusted principal transactions revenue, including the net interest generated from transactions related to principal transactions:

	FOR THE THREE MONTHS ENDED

	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009
Principal transactions	$100.0	$112.6	$45.6	$23.8	$63.2	$69.2	$109.9	$45.3
Release of deferred loss on cash flow hedges	—	—	—	51.4	—	—	—	—

Adjusted Principal transactions	$100.0	$112.6	$45.6	$75.2	$63.2	$69.2	$109.9	$45.3
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5	24.9	51.4	37.4

Total Adjusted Principal Transactions Revenue	$100.3	$120.8	$96.7	$110.3	$99.7	$94.1	$161.3	$82.7

The table below provides an analysis of the components of net interest income:

	FOR THE THREE MONTHS ENDED

	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009
Net interest generated from client funds and excess cash	$88.9	$105.5	$122.7	$91.9	$70.5	$75.6	$46.5	$34.3
Net interest generated from principal transactions and related financing transactions	0.3	8.2	51.1	35.1	36.5	24.9	51.4	37.4

Total Net Interest Income	$89.2	$113.7	$173.8	$127.0	$107.0	$100.5	$97.9	$71.7

The table below calculates net revenues from client funds and excess cash:

	FOR THE THREE MONTHS ENDED

	June 30, 2007	Sept 30, 2007	Dec 31, 2007	Mar 31, 2008	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009
Net interest generated from client funds and excess cash	$88.9	$105.5	$122.7	$91.9	$70.5	$75.6	$46.5	$34.3
Principal transactions revenues from investment of client funds	(2.2)	7.6	5.4	(10.5)	(0.9)	2.1	31.1	(7.8)

Total Net Revenues from Client Funds and Excess Cash	$86.7	$113.1	$128.1	$81.4	$69.6	$77.7	$77.6	$26.5

Non-GAAP Financial Measures

In addition to our audited consolidated and combined financial statements presented in accordance with U.S. GAAP, we use certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S. GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income before provision for income taxes, which we refer to as “adjusted income before taxes”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common shares, which we refer to as “adjusted net income per adjusted diluted share”, (4) non-GAAP adjusted revenues, net of interest and transaction-based expenses, (5) non-GAAP adjusted employee compensation and benefits (excluding non-recurring IPO awards), and (6) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude certain of the following items from our audited consolidated and combined statements of operations, each of which are discussed in greater detail below:

–	Refco integration costs
–	Gains on exchange seats and shares
–	IPO-related costs
–	Tax liability from the Reorganization and Separation
–	Settlement and curtailment of the U.S. pension plan
–	Certain defined litigation settlement reimbursements and expenses
–	Loss on extinguishment of debt
–	Stock compensation expense due to the accelerated vesting of predecessor Man Group awards
–	Stock compensation expense on IPO awards
–	Impairment of intangible assets and goodwill
–	Employee compensation related to the transfer of the UK defined benefit plan
–	Release of the deferred loss on the cash flow hedge from other comprehensive income/ (loss) to principal transactions
–	Broker-related loss and associated costs, net of bonus reduction
–	USFE impairment loss

We do not believe that any of these items are representative of our future operating performance from normal operations. Other than exchange membership gains and losses, these items reflect either costs that were incurred for specific reasons outside of normal operations or costs that relate to infrequent and unusual events we do not expect will recur in the short-term. In addition, some of the expenses referred to above and incurred prior to the IPO were largely reimbursed to us by Man Group as part of the Recapitalization.

In addition, we may consider whether other significant non-operating or unusual items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

Refco integration Costs

On November 25, 2005, we acquired the Refco assets. We incurred integration costs as a direct result of the acquisition, related primarily to retention and severance of Refco personnel, of $0.7 million, $2.7 million and $19.4 million for fiscal 2009, 2008 and 2007, respectively. These costs do not reflect new contracts but rather the completion of previously existing agreements. These retention and severance decisions were unusual and related to the Refco integration and, as a result, we do not believe that these costs are representative of our future operating performance from normal operations. We therefore have excluded the Refco integration costs from our adjusted net income, our adjusted income before taxes and our adjusted non-compensation expenses.

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

Tax liability from the Reorganization and Separation

In August 2006, Man Group reorganized its U.S. affiliates by separating the affiliates engaged in brokerage activities from those engaged in investment and money management activities by means of an internal spin-off. While initially treated as tax-free for U.S. income tax purposes, the subsequent IPO had the effect of converting this earlier spin-off transaction into a fully taxable one and triggered a $75.7 million one-time tax charge. Under U.S. income tax principles, one of our U.S. affiliates is liable for this tax, which is being fully reimbursed by Man Group. We have already received from Man Group a deposit with respect to the tax due to the IRS and paid that deposit over to the IRS. Additionally, immediately prior to the IPO, certain other transactions occurred to complete the separation of the brokerage and money management activities. Associated taxes were recorded during the preceding fiscal year. Tax returns were filed during fiscal 2009 and a net adjustment to the previously-booked expense of $0.8 million was warranted. This additional tax expense and benefit is infrequent and unusual, resulting directly from our Separation from Man Group and the IPO, and is not representative of our historical performance or indicative of our future performance.

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

Litigation settlement reimbursement and expense

We have also excluded settlement reimbursements related to the PAAF litigation in fiscal 2009 and settlement costs related to the PAAF litigation in fiscal 2008, as well as two specific legal disputes, including the Midland Euro case, in fiscal 2007. We believe that the settlement costs and subsequent reimbursements, which related solely to these specific proceedings, are infrequent and unusual, result from unusual facts or circumstances and are not representative of our historical performance or indicative of our future performance.

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

Stock Compensation Expense on IPO Awards

We incurred stock based compensation expense during fiscal 2009 and 2008 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance from normal operations.

Impairment of Intangible assets and Goodwill

During the fourth quarter of fiscal 2009, we completed our annual impairment testing of goodwill and identified triggering events that required an impairment analysis to be performed related to certain intangible assets. During our annual goodwill impairment test, as our fair value derived from a discounted cash flow model was less than our book value we determined that our goodwill was impaired. Due to the decrease in expected cash flows from certain long-lived intangible assets related to the decline of the respective customers and trading volume, we concluded that such assets were not fully recoverable. As a result of our analyses, a total goodwill and impairment charge of $82.0 million was recorded in Impairment of intangible assets and goodwill in our audited consolidated and combined statement of operations. We will continue to assess our goodwill annually or whenever events such as market capitalization and net book value decline, or changes in circumstances indicate that an interim assessment is necessary. This expense is infrequent and unusual and is not representative of our historical performance or indicative of our future performance.

Employee Compensation Related to Transfer of UK Defined Benefit Plan

A new MF Global pension plan has been set up for a select group of UK employees who had previously participated in a frozen Man Group pension plan and will provide similar benefits as the Man Group pension plan. During fiscal 2008, Man Group transferred the value of assets equivalent to the defined benefits accumulated for these employees to our new plan trust. The deficit between the projected benefit obligation and assets transferred has been reimbursed to us by Man Group. This cost was incurred solely because of the transfer of the plan due to the IPO, and as a result we do not believe that it is representative of our historical performance or indicative of future performance.

Release of Deferred Loss on Cash Flow Hedge from other Comprehensive Income/ (Loss) to Principal Transactions

During fiscal 2008, we entered into interest rate forward contracts, in connection with our bridge facility and its anticipated refinancing through the issuance of new debt, which would serve to eliminate the variability of cash flows due to changes in the U.S. Treasury rate. Volatility and turmoil in the credit markets and other events impacted our prospective issuance of debt and caused us to redesign our capital plan. As the planned debt issuance as part of this capital plan did not exactly match the original hedge documentation in place when we originally entered into the interest rate forward contracts, we were not able to maintain hedge accounting in accordance with SFAS 133, and as such recognized a loss from the interest rate forward contracts in principal transactions in our audited consolidated and combined statement of operations, as interest rates declined unfavorably during the year. This loss is infrequent and unusual, resulting directly from the changes in capital markets and other events and reflects a cost of establishing our initial capital structure following the IPO. We do not believe that it is representative of our historical performance or indicative of our future performance, and we have not incurred a similar loss in previous years.

Broker-related Loss and Associated Costs

During fiscal 2008 we excluded the bad debt provision of $141.0 million and related costs of approximately $3.1 million, including legal fees and fees related to the review undertaken by two independent consulting firms, as well as the reversal of $50.0 million in bonus accruals. During fiscal 2009 we incurred additional expenses that included legal and consulting fees. These items arise from and relate solely to unauthorized trading in fiscal 2008 by a broker operating out of our branch office in Memphis, Tennessee. The bad debt provision and related costs are infrequent and unusual and result from highly unusual facts and circumstances and are not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such a provision or related costs with similar materiality to recur or impact future periods. We have not incurred a bad debt provision of this significance or due to these unusual facts and circumstances in our operating history. In addition, in connection with these events, during fiscal 2008 management determined that a significant portion of our previously recorded bonus accruals should be reversed and therefore the amount of bonus paid to certain senior officers and employees reduced. As the decision to reduce bonus payments (and the related reversal of the bonus accrual) is a consequence of and relates solely to such unauthorized trading activity, we believe it should be excluded for the same reasons and in the same manner as the bad debt provision and related costs.

USFE Impairment Loss

During fiscal 2009, we announced our strategic decision to no longer participate in U.S. Futures Exchange LLC (“USFE”), after which USFE decided to liquidate its operations. As a result, we experienced a decline in the value of our equity investment and recorded an impairment loss of $14.6 million, net of tax. This impairment loss is infrequent and unusual and results from highly unusual facts and circumstances. It is not representative of our historical performance or indicative of our anticipated future performance, as we do not expect such impairment losses with similar materiality to recur or impact future periods.

Our use of non-GAAP Financial Measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) the Refco integration costs, U.S. pension termination costs, IPO-related costs, loss on extinguishment of debt, stock compensation charges due to the accelerated vesting of predecessor Man Group awards, the stock compensation expense on IPO awards, impairment of intangible assets and goodwill, the USFE impairment loss, the release of the deferred loss on cash flow hedges from other comprehensive income/ (loss) to principal transactions, and broker-related loss and associated costs as well as the tax liability described above do not reflect our historical operating performance and (2) gains on exchange seats and shares and costs incurred in connection with legal settlements, fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

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

GAAP Reconciliation

The table below reconciles net (loss)/ income (GAAP) to adjusted net income (non-GAAP) (applying an assumed tax rate of 35% to the adjustments prior to July 1, 2007), and income before taxes to adjusted income before taxes, for the periods presented:

	YEAR ENDED MARCH 31,

	2009	2008	2007
(in millions except per share data)
Income before taxes (unadjusted)	$10.4	$3.6	$289.7
Add: Refco integration costs	0.7	2.7	19.4
Less: Exchange membership gains	(15.1)	(79.5)	(126.7)
Add: IPO-related costs	23.1	56.1	33.5
Add: Settlement and curtailment of U.S. pension plan	—	—	28.0
(Less)/Add: Certain defined litigation (reimbursements)/settlements	(54.6)	76.8	(16.3)
Add: Loss on extinguishment of debt	—	18.3	—
Add: Stock compensation charge on vesting of predecessor awards	—	14.6	—
Add: Stock compensation charge on IPO awards	44.8	59.1	—
Add: Impairment of intangible assets and goodwill	82.0	—	—
Add: Employee compensation related to transfer of UK defined benefit plan from Group	—	3.6	—
Add: Release of deferred loss on cash flow hedge from other comprehensive income to principal transactions	—	51.4	—
Add: Broker-related loss and associated costs, net of bonus reduction	7.3	94.2	—

Adjusted income before taxes	$98.6	$300.9	$227.6

Net (loss)/ income (unadjusted)	$(48.6)	$(69.5)	$188.0
Add: Refco integration costs	1.8	2.3	12.6
Less: Exchange membership gains	(8.6)	(52.7)	(82.4)
Add: IPO-related costs	19.5	46.6	21.8
(Less)/Add: Tax from Reorganization and Separation	(0.8)	75.7	—
Add: Settlement and curtailment of U.S. pension plan	—	—	18.3
(Less)/Add: Certain defined litigation (reimbursements)/settlements	(43.1)	46.1	(10.6)
Add: Loss on extinguishment of debt	—	10.8	—
Add: Stock compensation charge on vesting of predecessor awards	—	9.8	—
Add: Stock compensation charge on IPO awards	35.5	41.4	—
Add: Impairment of intangible assets and goodwill	79.9	—	—
Add: Employee compensation related to transfer of UK defined benefit plan from Man Group	—	3.6	—
Add: Release of deferred loss on cash flow hedge from other comprehensive income to principal transactions	—	30.3	—
Add: Broker-related loss and associated costs, net of bonus reduction	7.6	55.5	—
Add: USFE impairment loss	14.6	—	—

Adjusted net income	$57.8	$199.8	$147.7

Adjusted net income per basic share (1)	$0.31	$1.74	$1.42
Adjusted net income per diluted share (1)	$0.47	$1.74	$1.42
Adjusted net income per adjusted diluted share (2)	$0.47	$1.57	$1.16
Adjusted diluted shares outstanding (in millions) (3)	159.8	127.0	127.1

(1)	Adjusted net income per share is computed by dividing adjusted net income, less cumulative and participative dividends on our Series A Preference Shares and declared dividends on our Series B Preference Shares, by the weighted average number of basic and diluted shares outstanding during the period, which for fiscal 2009 was 121.2 million, for fiscal 2008 was 115.0 million and for fiscal 2007 was 103.7 million shares basic and diluted.
(2)

We believe it is meaningful to investors to present adjusted net income per adjusted diluted common share. Adjusted net income per adjusted diluted share is computed by dividing adjusted net income, after adding back interest and amortization of issuance costs on our Convertible Notes, net of tax, by adjusted diluted shares outstanding. Common shares outstanding are adjusted to add back shares underlying restricted share units granted as part of the IPO Awards that are not considered dilutive under U.S. GAAP and therefore not included in diluted common shares outstanding. In addition, common shares outstanding are also adjusted to include the impact of Series A Preference Shares, Series B Preference Shares and Convertible Notes, on an if-converted basis. Since we expect to add back the expenses associated with these awards in determining our adjusted net income in future periods, we believe it is more meaningful to investors to calculate adjusted net income per common share based on adjusted diluted shares outstanding.

We believe that this presentation is meaningful because it demonstrates the dilution that investors will experience if these IPO awards vested and our Series A Preference Shares, Series B Preference Shares and Convertible Notes converted to common stock.
(3)	Adjusted diluted shares outstanding is computed by adjusting common shares outstanding for our dilutive awards, as described above. For fiscal 2009 common shares outstanding is adjusted for 4.6 million, 8.4 million, 11.0 million and 14.6 million, related to restricted share units, Series A Preference Shares, Series B Preference Shares and Convertible Notes, respectively. For fiscal 2008 common shares outstanding is adjusted for 7.0 million related to restricted share units.

The table below reconciles revenues, net of interest and transaction-based expenses, to adjusted net revenues for the periods presented. Our management reviews our revenues, net of interest and transaction-based expenses on an adjusted basis excluding the litigation settlement reimbursement and release of deferred loss on cash flow hedges identified below that is not representative of our future operating performance. Management believes this measure is meaningful in comparing revenues, net of interest and transaction-based expenses from period to period.

	YEAR ENDED MARCH 31,

	2009	2008	2007
(dollars in millions)
Revenues, net of interest and transaction-based expenses	$1,426.3	$1,636.3	$1,378.7
Less: Litigation settlement reimbursement	(54.6)	—	—
Add: Release of deferred loss on cash flow hedges	—	51.4	—

Adjusted Revenues, net of interest and transaction-based expenses	$1,371.7	$1,687.7	$1,378.7

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

	YEAR ENDED MARCH 31,

	2009	2008	2007
(dollars in millions)
Employee compensation and benefits (excluding non-recurring IPO awards)	$796.2	$896.7	$834.7
Less: Settlement and curtailment of U.S. pension plan	—	—	(28.0)
Less: Transfer of UK defined benefit pension plan	—	(3.6)	—
Less: Stock compensation charge on vesting of predecessor awards	—	(14.6)	—
Add: Compensation adjustment following broker-related loss	—	50.0	—

Adjusted Employee Compensation and Benefits (excluding non-recurring IPO awards)	$796.2	$928.5	$806.7

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

	YEAR ENDED MARCH 31,

	2009	2008	2007
(dollars in millions)
Total other expenses	$1,363.1	$1,624.6	$1,193.9
Less: Employee compensation and benefits (excluding non-recurring IPO awards)	(796.2)	(896.7)	(834.7)
Less: Employee compensation related to non-recurring IPO awards	(44.8)	(59.1)	—
Less: Refco integration costs	(0.7)	(2.7)	(19.4)
Less: IPO-related costs	(23.1)	(56.1)	(33.5)
Less: Impairment of intangible assets and goodwill	(82.0)	—	—
Less: PAAF Legal settlements	—	(76.8)	(5.6)
Less: Broker-related loss and associated costs	(7.3)	(144.2)	—

Adjusted Non-Compensation Expenses	$409.0	$389.0	$300.7

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient cash on hand to meet these obligations given our internally generated expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of March 31, 2009 included: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with a syndicate of banks, which terminates in June 2012, under which we currently have $642.5 million outstanding ($857.5 million of which is undrawn at March 31, 2009); and (ii) available excess cash in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non regulated subsidiaries and currently available. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75.0 million under our $1,500.0 million five-year unsecured revolving liquidity facility filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million. In addition, we also have customer collateral not included on our balance sheet and non-segregated customer payables that can be re-hypothecated by us, and which we consider an additional layer of liquidity. We also rely on uncommitted lines from multiple sources to fund our day-to-day clearing operations.

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

On March 26, 2009 we completed our cash tender offer for our 9% Convertible Notes and validly repurchased $5.0 million aggregate principal amount.

On April 16, 2009, we paid the remaining outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 2010. See Note 23 to our audited consolidated and combined financials statements for further information.

Working Capital Needs

Our cash flows are complex, interrelated, and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our long-term borrowings. As of March 31, 2009 and 2008 this was calculated as follows:

	MARCH 31,
	2009	2008
(dollars in millions)
TOTAL ASSETS	$38,836.6	$49,254.9
Less Non-earning assets:
Memberships in exchanges, at cost	6.4	8.9
Furniture, equipment and leasehold improvements, net	62.7	54.9
Goodwill	—	74.1
Intangible assets, net	151.7	193.2
Other assets	192.4	224.4

Subtotal non-earning assets	413.1	555.5

Less Total liabilities:	37,394.9	47,995.0
Add Borrowings	1,093.8	1,729.8

TOTAL WORKING CAPITAL	$2,122.4	$2,434.2

Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our clients’ trading activities. We require that our clients deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 13 to our audited consolidated and combined financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member in which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at March 31, 2009 and 2008.

We have satisfied our primary requirements for working capital in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements and, upon receiving regulatory approval, we used some of our excess capital to repay the $100.0 million of remaining outstanding borrowings under the bridge facility. Working capital is also generated by having our clients meet margin calls at rates that are often greater than what we have to pay. For example, in Europe, we call clients for margin but we are not required to post margin when there are offsetting client positions. We can therefore generate working capital with unilateral client margin calls. The amount of collateral we post is based upon our credit rating. Pursuant to our trading agreements with certain liquidity providers, provisions could require us to post collateral according to our long-term credit ratings. See Note 21 to our audited consolidated and combined financial statements for further details.

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

As a matter of policy, we maintain excess capital to provide liquidity during periods of unusual market volatility, which has been sufficient in the past to absorb the impact of volatile market events. Similarly, for our brokerage activities in the OTC markets, despite these transactions being brokered as principal and not as agent, we have generally adopted a futures-style margin methodology to protect us against price movements, and this also reduces the amount of capital needed to conduct business because, even if we are required to post funds with clearing organizations or other counterparties in order to facilitate client-initiated transactions, we are able to use client deposits for this purpose rather than our own funds. In determining our required capital levels, we also consider the potential for counterparty default on a large transaction, which would require liquidity to cover, or a settlement failure due to mismatched settlement instructions. In many cases, other stock can be pledged as collateral under secured lending against such failure. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements.

Bridge Facility

In connection with our IPO, MF Global Finance USA Inc., our U.S. finance subsidiary, entered into a 364-day $1,400.0 million unsecured revolving credit facility which we refer to as the bridge facility. As described below under “—Capital Plan”, in calendar 2008, we repaid $950.0 million of outstanding borrowings under the bridge facility using the proceeds from the issuance and sale of $150.0 million of Series A Preference Shares, $150.0 million of Series B Preference Shares, and $210.0 million of Convertible Notes, as well as the proceeds from our borrowing of $300.0 million under the Two Year Term Loan facility and $293.0 million of excess capital. On August 7, 2008 we repaid $60.0 million of the Two Year Term Loan facility. On November 24, 2008, we repaid the remaining $100.0 million of borrowings outstanding under our bridge facility, which matured on December 12, 2008, terminating all obligations under the original 364-day unsecured revolving credit facility. See Note 9 to our audited consolidated and combined financial statements for the terms of our borrowings under this facility prior to repayment.

Capital Plan

In calendar 2008, we successfully completed our capital plan to refinance our bridge facility. After giving effect to the steps outlined below, we had, as of March 31, 2009, outstanding long-term borrowings of $945.0 million, with $857.5 million in available committed liquidity under our existing liquidity facility (which expires in 2012). The actions and initiatives that comprised our capital plan were:

•

Use of Available Liquidity. On June 13, 2008, we borrowed $350.0 million of available liquidity under our $1,500 million liquidity facility to repay the portion of the bridge facility that matured on that date.

•

Convertible Notes and Series B Preference Shares Offerings. On June 25, 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9.00% Convertible Notes due 2038 and (ii) $150.0 million in aggregate liquidation preference of our 9.75% Non-Cumulative Convertible Preference Shares, Series B. We used the proceeds from each offering to repay a portion of the bridge facility. In connection with our offering of the Convertible Notes, we granted the initial purchasers an option to purchase up to an additional $60.0 million principal amount of Convertible Notes. The initial purchasers exercised this option in full and purchased an additional $60.0 million aggregate principal amount of Convertible Notes on August 12, 2008. These proceeds were used to repay $60.0 million of outstanding borrowings under the $300.0 million Two-Year Term Facility (described below). For a description of the terms of each transaction and the securities issued and sold therein, see Notes 9 and 20 to our audited consolidated and combined financial statements.

•

Series A Preference Shares Offering and Backstop Commitment. On July 18, 2008, we issued $150.0 million in aggregate liquidation preference of our 6.0% Cumulative Convertible Preference Shares, Series A to J.C. Flowers II L.P, pursuant to a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”. We used the proceeds from the backstop commitment to repay a portion of the bridge facility. As a result of adjustments, the applicable dividend rate on the Series A Preference Shares is 10.725%. See Note 20 to our audited consolidated and combined financial statements for a description of the Series A Preference Shares.

•

Two-Year Term Facility and Fee Letter. On July 18, 2008, we entered into a two-year, $300.0 million unsecured term loan facility with several banks, which we refer to as the “Two-Year Term Facility”, in accordance with the terms and conditions of our outstanding commitment letter with a syndicate of banks, dated as of May 23, 2008 and effective as of June 11, 2008. On July 18, 2008, we borrowed the full $300.0 million under the Two-Year Term Facility, which was scheduled to mature on July 16, 2010. We used the proceeds from this facility to repay a portion of the bridge facility. On August 12, 2008, we subsequently repaid $60.0 million with the proceeds from the issuance and sale of an additional $60.0 million Convertible Notes (described above). See Note 9 to our audited consolidated and combined financial statements for a description of the full terms of this facility.

•

Use of Excess Capital. We withdrew $293.0 million of excess capital held in our regulated subsidiaries and used a portion towards repayment of the bridge facility. All withdrawals from our regulated subsidiaries were completed with the approval and notice of applicable regulators. In addition, we have further excess capital that remains unused, and may be available to us, subject to regulatory approval.

Since the completion of our capital plan, in calendar 2009 we have:

•

Tender Offer. On March 26, 2009, we completed our cash tender offer to purchase our $210.0 million 9.00% Convertible Notes at a purchase price equal to $0.64 per $1.00 of the principal amount, plus accrued interest up to March 25, 2009. We repurchased $5.0 million aggregate principal amount of the Convertible Notes. We paid $3.3 million in cash including accrued interest and related fees. Additionally, we accelerated the amortization of approximately $0.6 million in related debt issuance costs. This resulted in approximately $1.2 million gain on the early extinguishment of debt. As of March 31, 2009, the Convertible Notes has a remaining balance of $205.0 million.

•	Two-Year Term Facility. On April 16, 2009, we paid the remaining outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 2010.

The completion of our capital plan to refinance the bridge facility has substantially increased our financing costs, has subjected us to additional operating covenants that may restrict our ability to conduct or expand our business and has had and may continue to have a dilutive effect on our outstanding common shares.

Credit Facilities and Sources of Liquidity

In addition to the bridge facility, as described above, we have a $1,500.0 million five-year unsecured committed liquidity facility with a syndicate of banks that we and our finance subsidiaries entered into concurrently with the bridge facility. As of March 31, 2008, we had $642.5 million in outstanding borrowings. In addition to $150.0 million borrowed under this facility, we borrowed an additional $350.0 million on June 13, 2008 to repay a portion of the bridge facility maturing on that date. We currently intend to keep $500.0 million in borrowings outstanding for the duration of the liquidity facility as long-term debt, with the remainder available to us as a committed facility. In addition to this $500 million, we currently also have $142.5 million outstanding under this facility.

The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.40% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We also pay a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. On January 16, 2009, the facility fee increased to 10 basis points per annum. Effective June 13, 2008, in connection with the Two-Year Term Facility, we increased the interest rate margin by 1.10% per annum only on $500.0 million outstanding; all other borrowings under the liquidity facility bear interest with a margin of 0.31%. On January 16, 2009, the agreed interest rate increased to 1.50% per annum on the outstanding balance and the liquidity facility interest also increased to a margin of 0.40%, due to a change in our credit ratings.

The liquidity facility contains financial and other covenants. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620.0 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. At March 31, 2009, we were not in default of our covenants under the liquidity facility.

During fiscal 2009, we also had 364-day revolving credit facilities with banks on an unsecured committed basis, which are currently no longer in place. As of March 31, 2009 and March 31, 2008, $0 and $96.0 million, respectively, were outstanding under these facilities.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. As of March 31, 2009, we had $22.0 million of issued letters of credit.

As of March 31, 2009, we have increased our long-term capital to $1,358.8 million from $11.0 million, as of March 31, 2008, by refinancing our bridge facility and increasing the maturity of our debt. Management views long term capital as all sources of debt and equity from our consolidated balance sheet which includes excess capital. We increased our available liquidity and long-term capital by $532.8 million to $3,652.8 million. An analysis of our liquidity position is as follows:

(Dollars in millions)
Client Assets	March 31, 2009	March 31, 2008
Non-Segregated Client Payable	$921.5	$1,223.0
Non-Segregated Collateral	515.0	357.0

	1,436.5	1,580.0

Undrawn Liquidity Sources
Bi-Lats Undrawn Portion	—	179.0
Revolver—Undrawn Portion (1)	857.5	1,350.0

	857.5	1,529.0

Long-Term Capital
Shareholders’ Equity	1,204.8	1,249.0
Preferred Shares (Notional Value)	300.0	—
Revolver	500.0	150.0
Term Loan	240.0	—
Convertible Notes	205.0	—
Bridge Facility	—	1,400.0
Less: Non-Earning Assets	(450.0)	(598.0)
Less: Required Capital	(641.0)	(790.0)
Less: Bridge Facility	—	(1,400.0)

	1,358.8	11.0

Total Available Liquidity and Long-Term Capital (2)	3,652.8	3,120.0

Plus: Non-Earning Assets	450.0	598.0
Plus: Required Capital	641.0	790.0
Plus: Client Liquidity Needs	142.5	96.0

Total Liquidity Position	$4,886.3	$4,604.0

(1)	In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75.0 million under our $1,500.0 million five-year unsecured revolving liquidity facility filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million. This amount excludes $142.5 million, which is the short-term portion of the total $642.5 million outstanding under the liquidity facility.
(2)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net (decreases)/ increases in cash and cash equivalents:

	YEAR ENDED MARCH 31,

	2009	2008	2007
(Dollars in millions)
Cash flows from:
Operating activities	$ (349.0)	$ (1,074.6)	$197.3
Investing activities	(16.3)	89.2	19.6
Financing activities	(470.3)	746.0	49.5
Effect of exchange rate changes	(6.3)	27.9	12.6

Net (decrease)/increase in cash and cash equivalents	$ (841.9)	$ (211.5)	$279.0

Operating Activities

Net cash used in operating activities was $349.0 million in fiscal 2009, compared to $1,074.6 million in fiscal 2008 and net cash received of $197.3 million in fiscal 2007. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, impairment of assets, stock-based compensation expense, loss on extinguishment of debt, loss on cash flow hedges, and deferred income taxes, as well as the effects of changes in working capital. During the year ended March 31, 2009 we recorded amortization of debt issuance costs of $11.3 million and a gain on extinguishment of debt of $1.2 million due to the tender offer on our Convertible Notes. Additionally, during the year ended March 31, 2009, we recorded impairment charges of $14.6 million related to our equity investment in USFE and $82.0 million related to goodwill and intangibles. During the year ended March 31, 2008, we recorded a loss on extinguishment of debt of $18.3 million and a loss on cash flow hedges of $51.4 million. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the years ended March 31, 2009, 2008, and 2007, these arrangements resulted in net cash used of $5,458.8 million, $2,070.7 million and net cash received of $2,472.7 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the years ended March 31, 2009, 2008, and 2007, resulting in cash generated and used of $4,780.0 million, $2,174.8 million, and $3,381.3 million, respectively. Overall, in fiscal 2009, the movements in these arrangements drove the large decrease in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for fiscal 2009 and 2008 resulted in cash generated and used of $2,304.5 million and $1,832.6 million, respectively, as compared to cash generated of $232.1 million for fiscal 2007. This activity directly impacts our operating cash flows, as was evidenced during fiscal 2009.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2008 to March 31, 2009, and we analyze the changes to our client activities and how we have financed these activities as follows:

	March 31,
	2009	2008	Change
(dollars in billions)
Drivers of Liquidity—Client Activity
Receivables—Customers, net of allowances	$0.4	$2.4	$(2.0)
Payables—Customers	(11.9)	(15.3)	3.4

Receivables—Brokers, dealers, and clearing organizations	2.4	7.1	(4.7)
Payables—Brokers, dealers, and clearing organizations	(1.1)	(6.3)	5.2

Net sources/(uses)				1.9

Yield Enhancement Activities
Cash and cash equivalents	0.7	1.5	0.8
Restricted cash and segregated securities	9.7	12.1	(2.4)
Securities purchased under agreements to resell	12.9	13.1	(0.2)
Securities sold under agreements to repurchase	(14.4)	(18.6)	4.2

Net			2.4
Securities borrowed	8.6	4.7	3.9
Securities loaned	(6.1)	(3.2)	(2.9)

Net			1.0

Securities owned, at fair value	3.6	7.4	(3.8)
Securities sold, not yet purchased, at fair value	(2.9)	(1.9)	(1.0)

Net			(4.8)

Net funding sources/(uses)				(1.4)

Proceeds from offerings				(0.5)

Net cash inflow/(outflow)				$(0.0)

Investing Activities

Net cash used in investing activities was $16.3 million for fiscal 2009 compared to net cash received of $89.2 million and $19.6 million for fiscal 2008 and 2007, respectively. These activities primarily relate to proceeds received from sale of seats and shares, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In fiscal 2009 we received cash of $25.5 million from the sale of exchange seats and shares, which was partially offset by $6.7 million used in connection with earn-out payments related to prior acquisitions, as well as $33.8 million of cash used to purchase furniture, equipment and leasehold improvements. In fiscal 2008, we received cash of $177.1 million from the sale of exchange seats and shares, which was partially offset by $58.5 million used (net of cash acquired) in connection with our acquisitions of Broker One, FXA, and ChoiceOdds Gaming, as well as $28.6 million of cash used to purchase furniture, equipment and leasehold improvements. In fiscal 2007, we received cash of $61.1 million from the sale of exchange seats and shares, which was partially offset by $15.0 million used in the acquisition of Dowd Wescott, as well as $26.4 million of cash used to purchase furniture, equipment and leasehold improvements.

Financing Activities

Net cash used for fiscal 2009 was $470.3 million, as compared to net cash generated of $746.0 million and $49.5 million for fiscal 2008 and 2007, respectively. For fiscal 2009, this mainly related to the completion of our capital plan to refinance our bridge facility. This included proceeds received from the liquidity facility of $350.0 million, the Two-Year Term Facility of $240.0 million, and proceeds from the issuance of the Convertible Notes of $210.0 million, all offset by $45.5 million of debt issuance costs. We also issued $150.0 million of Series B Preference Shares and $150.0 million of Series A Preference Shares, offset by $75.8 million of issuance costs. These net proceeds were used to pay down of the $1,400.0 million bridge facility taken out in connection with the IPO. We also repaid other short-term borrowings of $29.5 million and paid preferred dividends of $18.6 million. For fiscal 2008, this mainly related to the change in capital structure related to the Reorganization, Separation and Recapitalization, which included proceeds from the bridge facility of $1,400.0 million, proceeds from other short-term borrowings of $244.5 million, proceeds from the Recapitalization of $516.2 million received from Man Group and the receipt of $55.0 million from Man Group as indemnification of a tax liability paid by us for an internal spin-off completed by Man Group prior to the IPO. These increases in cash were offset by $472.6 million used to repay the private placement notes owed to third parties, and $927.4 million paid to Man Group as repayment of all intercompany borrowings. For fiscal 2007, net cash received in financing activities primarily relates to proceeds from short-term borrowings, as well as proceeds from borrowings from Man Group. There were also dividends paid to Man Group during fiscal 2008 and 2007 of $1.0 million and $3.8 million, respectively, prior to our IPO.

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

On July 29, 2008, our Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in the aggregate amount of $1.2 million and $2.0 million, respectively. These dividends had a record date of August 5, 2008 and were paid on August 15, 2008. On October 28, 2008 and January 30, 2009, our Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in the aggregate amount of $4.0 million and $3.7 million, respectively. These dividends had a record date of November 1, 2008 and February 5, 2009 and were paid on November 17, 2008 and February 17, 2009, respectively. On April 28, 2009, our Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4.0 and $3.7, respectively. These dividends had a record date of May 1, 2009 and payment date of May 15, 2009.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2009:

	PAYMENTS DUE BY PERIOD (in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations (1)	$216,993	$29,779	$48,303	$33,638	$105,273
Liquidity Facility (2)	513,274	—	513,274	—	—
Two-Year Term Facility (3)	240,000	240,000	—	—	—
Convertible Notes (4)	740,000	—	55,000	37,000	648,000
FIN 48 liabilities	27,755	1,092	13,258	12,755	650

	$1,738,022	$270,871	$629,835	$83,393	$753,923

(1)	We have operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment, and computer hardware. Under certain circumstances, payments may be escalated.
(2)	We have a revolving credit facility in an aggregate principal amount of up to $1,500.0 million. Included in the revolving credit facility is our interest obligation calculated using seven-day LIBOR of 0.4275% at March 31, 2009 plus a margin of 0.40% per annum. See Note 9 to our audited consolidated and combined financial statements for further details.
(3)	We have an unsecured Two-Year Term Facility with an aggregate principal amount of $300.0 million. On April 16, 2009, we paid the remaining outstanding balance on the Two-Year Term Facility of $240.0 million ahead of its maturity date of July 2010. See Note 9 to our audited consolidated and combined financial statements for further details.
(4)	We have 9.00% Convertible Notes in an aggregate principal amount of $205.0 million, due 2038. Included in the Convertible Notes is our interest obligation calculated using 9.00% per annum. See Note 9 to our audited consolidated and combined financial statements for further details.

Off-Balance Sheet Arrangements and Risk

We are a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated balance sheets for these arrangements.

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

Critical Accounting Estimates

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

Our significant accounting policies are summarized in Note 2 to our audited consolidated and combined financial statements. We believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to account-

ing policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on our financial condition or operating performance is material.

Intangible Assets, Net

Our intangible assets represent the cash we paid in a business acquisition for the purchase of customer relationships, technology assets, and trade names. We amortize finite-lived intangible assets over their estimated useful lives on a straight-line basis, which range from 4 to 14 years, unless the economic benefits of the intangible are otherwise impaired. We review our intangible assets at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the cash flows supporting out intangible assets deteriorate this could increase the likelihood of us reporting an impairment charge.

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

Fair Value of Financial Instruments

Financial instruments and related revenues and expenses are recorded in the audited consolidated and combined financial statements on a trade- date basis. Financial instruments include related accrued interest or dividends. Market value generally is based on published market prices or other relevant factors, including dealer price quotations. Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. The fair value of a financial instrument is determined using external market quotations or the estimated amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management estimates that the aggregate fair value of financial instruments recognized on the consolidated balance sheets, including receivables, payables, accrued expenses and subordinated borrowings, approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent fair value repricing.

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

We adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. For financial instruments measured at fair value, changes in fair value are recognized in earnings within Principal transactions in the audited consolidated and combined statements of operations. Consistent with market convention, we mark our financial instruments based on product class, which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

Credit risk is a component of fair value and represents the loss we would incur if a counterparty or an issuer of securities or other instruments we hold fails to perform under its contractual obligations to us, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, we hold. To reduce our credit exposures in our operating activities, we generally enter into agreements with our counterparties that permit us to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. We monitor and manage our credit exposures daily, as discussed in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. We have considered the impact of counterparty credit risk in the valuation of our assets and our own credit spreads when measuring the fair value of liabilities, including derivatives.

Securities owned, Securities sold, not yet purchased and derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange traded equities and U.S. government securities as well as futures and options traded on exchanges.

Level 2—Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt, and certificates of deposit, as well as over the counter forwards, swaps, and options.

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are shares held due to the demutualization of exchanges.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.

Changes in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in Principal transactions in the audited consolidated and combined statements of operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain economic hedging strategies associated with products with a higher Level (either Level 1 or 2). We generally maintain a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties.

In determining appropriate fair value hierarchy levels, we perform a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Refer to Note 21, Fair Value Measurements for the analysis prepared as of March 31, 2009.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. We will adopt SFAS No. 165 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We will adopt FSP FAS 157-4 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on or after the beginning of the first annual reporting on or after December 15, 2008. We will apply FSP FAS 141(R)-1 to future acquisitions that close after April 1, 2009.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 115-2 and FAS 124-2 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. As FSP FAS 107-1 and APB 28-1 only amends the disclosure requirements on fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not affect our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. We adopted FSP FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. As FSP FAS 140-4 and FIN 46(R)-8 only require additional disclosures, the adoption did not impact our audited consolidated and combined financial statements.

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity-Method Investment Accounting (“EITF 08-6”). EITF 08-6 requires the accounting for transaction and impairment consideration involving equity-method investments to be consistent with certain requirements in SFAS 141(R). EITF 08-6 is effective for fiscal years beginning after December 15, 2008. We will adopt EITF 08-6 in the first quarter of fiscal 2010 and apply the requirements to future equity-method investments that close on or after April 1, 2009.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides implementation guidance when the market for that financial asset is not active. We adopted FSP FAS 157-3 as of September 30, 2008 with no impact on our audited consolidated and combined financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 requires an entity that sells credit derivatives to make additional disclosures about the adverse affects of changes in credit risk on the financial results and cash flows of the entity. We adopted FSP FAS 133-1 and FIN 45-4 as of December 31, 2008 with no material impact on our audited consolidated and combined financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact FSP EITF 03-6-1 will have on our calculation of earnings per share upon adoption in the first quarter of fiscal 2010.

In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under U.S. GAAP is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. We will adopt EITF 07-5 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

In June 2008, FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. We adopted EITF 08-4 as of December 31, 2008 with no material impact on our audited consolidated and combined financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We will adopt FSP APB 14-1 in the first quarter of fiscal 2010. As we have outstanding debt which is convertible into common stock, we are currently evaluating the impact FSP APB 14-1 will have on our consolidated financial statements upon adoption.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 also requires an entity to consider its own historical experience in renewing similar arrangements. We will adopt FSP FAS 142-3 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 enhances the disclosures of an entity’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 as of March 31, 2009. For additional information related to our adoption of SFAS No. 161, see Note 21 of our audited consolidated and combined financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). If certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. We will adopt FSP FAS 140-3 in the first quarter of fiscal 2010 and do not expect a material impact on our consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. We will adopt SFAS No. 160 in the first quarter of fiscal 2010 and are currently evaluating the impact SFAS No. 160 will have on our consolidated financial statements upon adoption.

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141(R)”). SFAS 141(R) changes the accounting for business combinations including transaction and restructuring costs, contingent consideration and other balances in a business combination. It also changes the accounting for the acquisition of minority shareholder interests when there is no change in control. The acquiring company must measure and record all of the target company’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We will apply SFAS No. 141(R) to future acquisitions that close on or after April 1, 2009.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or the obligation to return cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We adopted FSP FIN 39-1 in the first quarter of fiscal 2009 with no material impact to our audited consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”), and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. For additional information related to our adoption of SFAS 157, see Note 21 of our audited consolidated and combined financial statements. We adopted FSP FAS 157-1 in the second quarter of fiscal 2009 with no impact to our consolidated and combined financial statements. We will adopt FSP FAS 157-2 in the first quarter of fiscal 2010 and we do not expect a material impact to our audited consolidated and combined financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to numerous risks in the ordinary course of our business and effective risk management is critical to the success of our business. We have a comprehensive risk management structure and processes to monitor, evaluate and manage the principal risks we assume in conducting our business. The principal risks we face include:

•	market risk;
•	credit risk;
•	regulatory capital risk
•	liquidity risk; and
•	operational risk;

Market Risk

Market risk is defined as the risk of loss that arises from fluctuations in values of, or income from, assets and liabilities as a result of movement in market rates or prices. We are exposed to a degree of market risk inherent in conducting our business and managing the assets and liabilities of our global operations including, interest rate and foreign exchange risk and to a lesser extent equity and commodity risk.

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments that we hold. We are exposed to interest rate risk on various forms of debt that we owe, client cash and margin balances and positions we carry in fixed income securities, equity securities, options and futures. To manage the assets and liabilities of our company and related interest obligations we invest in various financial instruments in accordance with our internal risk policy. For further information related to our hedging activities, see Note 2 to our audited consolidated and combined financial statements.

Any changes in interest rates can adversely change our interest income relative to our interest expenses. Where we invest in financial instruments, the interest rate risk is closely managed, and we may seek to mitigate the associated interest rate risk by using a combination of cash instruments and listed and OTC derivatives to hedge our exposure.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of our assets located outside of the United States. We are exposed to foreign exchange rates since we must keep part of our assets and liabilities in foreign currencies to meet operational, expense, regulatory and other obligations of our non-U.S. operations.

Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and Euros. The largest percentage of our revenues is denominated in U.S. dollars while a large portion of our non-U.S. dollar expenses is denominated in British pounds. As a result, our earnings can be affected by changes in the U.S. dollar/British pound and U.S. dollar/Euro exchange rates and to a lesser extent to other currencies including those of Asia Pacific. We may from time to time seek to mitigate our exposures to foreign currency exchange rates through hedging transactions.

The table below shows the approximate increase in our other expenses due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures for the year-end March 31, 2009 against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British Pounds	10%	$24.8

Australian Dollar	10%	$3.6

Euros	10%	$2.9

Singapore Dollar	10%	$2.0

Further, while we generally execute transactions on a matched principal basis, the market risk exposure reflected in the value-at-risk measure noted below includes the risk associated with limited interest rate, foreign exchange, equity and commodity positions taken for our own account to support and facilitate client orders as well as limited relative value positions taken by the business.

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value of our principal positions due to adverse market movements over a defined time horizon within a specified confidence level.

As of March 31, 2009, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $1.3 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

The modelling of the risk characteristics of our principal positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating value-at-risk, and different assumptions and/or approximations could produce materially different estimates of value-at-risk.

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

Value-at-risk measures have inherent limitations including:

•	historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors;
•	value-at-risk measurements are based on current positions, while future risk depends on future positions;
•	value-at-risk measurements are based on a one day measurement period and do not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
•	value-at-risk is not intended to capture worst case scenario losses and we could incur losses greater than the value-at-risk amounts reported.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

	March 31, 2009
Risk Categories (1)	Average	Minimum	Maximum
(Dollars in thousands)
Energy	$201	$83	$311
Equities	42	6	79
Foreign Exchange	207	76	282
Interest Rate	1,221	694	1,912
Metals	216	179	263
Softs	204	20	445
Diversification effect (2)	(796)	(181)	(1,398)

Total	$1,295	$877	$1,894

(1)	Engaging in matched-principal transactions and other transactions exposes us to market risk. We take positions for our own account primarily to facilitate the execution of existing client orders or in anticipation that future client orders will become available to fill the other side of the transaction. Since March 31, 2009, we have modestly increased such activity, for example in interest rate products. In the future, we may increase our principal trading activities and, as a result, our exposure to market risk, as reflected in our trading value-at-risk, could increase.
(2)	Equals the difference between total value-at-risk and the sum of the value-at-risk for the six risk categories. This arises because the market risk categories are not perfectly correlated.

Credit Risk

Credit risk is the possibility that we may suffer a loss from the failure of clients or counterparties to meet their financial obligations at all or in a timely manner. Our business acting as both an agent and principal in providing execution and clearing services for listed and OTC transactions exposes us to credit risk. Sources of our exposure to credit risk are described under “Item 1A. Risk Factors”, and include exposure to:

•	Counterparties with whom we place both our own funds or securities and those of our clients
•	Issuers of the securities that we hold for our own account, either directly or indirectly
•	Client and counterparty losses arising from adverse market moves that they are unable or unwilling to meet
•	Clients and counterparties to whom we extend financing lines
•	Client and counterparties through clearing and settlement operations
•	Clients who owe us commissions
•	Credit concentration risks

Our exposure to the credit risks associated with our clients’ trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Our credit exposures arise both in relation to contractual positions that are essentially fixed in amount, such as bank deposits, and also in relation to derivative contracts whose value changes as market prices change. For such derivative contracts, the credit risk does not depend solely on the current value of the contract, but also on the potential value of the exposure (net of any margin held as collateral).

Our default risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations under a derivative contract, we could incur a loss when we cover the resulting open position because the market price has moved against us. Settlement risk is the possibility that we may pay or release assets to a counterparty and fail to receive the settlement in turn.

Our sources of credit risk are managed and controlled as follows:

We have an independent global credit function that performs credit reviews of our counterparties and clients. The credit process includes undertaking due diligence, financial analysis, reviewing past and intended trading activities, as well as internally rating our clients. The credit review process also includes assigning counterparty or client level trading and position limits, issuer limits, country limits, and other types of credit limits to control and limit our credit exposure to individual counterparties as well as to credit concentrations. The limits that are assigned are reflective of the various elements of the assessed credit risk and are revised given changes in the credit profile of the counterparty.

For margined transactions, a large portion of our clearing business, our clients are required to maintain margin accounts with collateral to support their open trading positions. Most clients are required to cover initial and variation margin requirements within 24 hours. Our principal credit risk arises when we must pay the required variation margin to exchanges as a clearing member before we receive margin from clients during this period. Although we initially establish each client’s margin requirement at the level set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions. In such situations however where a client’s trading activity or adverse market changes may cause that client’s margin collateral to be inadequate to support their trading obligations we are exposed to a potential credit loss. To assess the adequacy of margins in changing market environments we conduct a variety of stress tests and if required, intra-day margin calls are made on clients that reflect market movements affecting client positions. We also generally reserve the right to liquidate any client position immediately in the event of a failure to meet a margin call.

When we act as clearing broker we are responsible to our client for the performance of the other party. The risk that our client’s counterparty may fail to perform as expected is mitigated when we clear through an exchange or clearinghouse because the exchange or clearinghouse becomes the other party to our transaction. However, if a clearing member defaults on its obligations to an exchange or clearinghouse in an amount larger than its margin and clearing fund deposits, then the shortfall is absorbed pro rata from the deposits of other clearing members. Therefore, if we are a member of a clearinghouse or exchange, we could incur losses resulting from the defaults of other market participants. Although we set limits to control these exposures at the exchange and clearinghouse, the risk is inherent in our business and is largely controlled and influenced by the regulatory bodies that impose rules on the exchanges and clearinghouses.

In line with market practices, we may grant secured (collateralized) and unsecured financing to some of our clients subject to various regulatory and internal requirements to enable them to post initial and variation margin as well as to provide financing in re-purchase agreement transactions. Generally, the financing lines we provide to clients and counterparties are uncommitted lines which we can rescind at any time and are granted based on the supporting information such as client financials, rating, and credit due diligence.

Many of our exposures with clients and counterparties are subject to netting agreements which reduce the net exposure to us.

For execution-only clients, our principal credit risk arises from the potential failure of our clients to pay commissions (“commission risk”). We are also exposed to the risk that a clearing broker may refuse to accept a client’s trade, which would require us to assume the positions and the resulting market risk. In such cases, the positions are reconciled with the broker or liquidated.

In addition to the credit review process, we employ a number of stress-testing and other techniques to closely monitor the market environment and our client’s risk of default based upon the exposure created by their open positions. These techniques may include:

•	establishing risk parameters based on analysis of historical prices and product price volatility;
•	intra-day and end-of-day risk limit, position, and trade monitoring to identify any accounts trading beyond pre-set limits and parameters;
•	market risk analysis and evaluation of adequacy of margin requirements for traded products; and
•	intra-day stress analysis for material market moves or accounts with material position taking.

Regulatory Capital Risk

We are required by various domestic and foreign governmental bodies and self-regulatory organizations responsible for overseeing our business activities to maintain specified minimum levels of regulatory capital in our operating subsidiaries. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. Regulatory authorities may increase or decrease these requirements from time to time. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example we are currently agreeing the level of the European capital requirements with the United Kingdom’s Financial Services Authority as a consequence of the rule changes arising from the implementation of the European Union’s Capital Requirements Directive on 1 January 2008.

Liquidity Risk

In normal conditions, our core business, providing execution and clearing brokerage services, does not generally present a substantial cash liquidity risk—that is, the risk that in the normal course of business we are unable to generate cash resources to meet our payment obligations as they arise. However, we may be exposed to cash liquidity risk under adverse market conditions or unexpected events.

Under adverse market conditions, our cash liquidity risk related to our exchange clearing activity may be heightened to the extent that we are required to satisfy obligations relating to open client positions that exceed the amount of collateral available in their margin accounts. We seek to mitigate this possibility by observing all relevant exchange margin requirements, and maintaining our own, in many cases more stringent, margin requirements, which are intended to ensure that clients will be able to cover their positions in most reasonably foreseeable economic environments.

To manage our liquidity risk we have established a liquidity policy that seeks to ensure that we maintain access to sufficient, readily available liquid assets and committed liquidity facilities. These are available to both our unregulated and regulated subsidiaries to ensure that we can meet our financial obligations as they become due under both normal and adverse market conditions. We also evaluate the impact of adverse market conditions on the liquidity risk and adjust our liquid assets appropriately.

Our policy requires that we have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks ($857.5 million of which is undrawn at March 31, 2009). In October 2008, Lehman Commercial Paper Inc., one of the participating banks of the aforementioned credit facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million. We also have committed and uncommitted credit lines, with financial institutions to support the business in respect of settlement and intra-day requirements. We anticipate accessing these facilities and credit lines from time to time.

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Consistent with our competitors, our operations are exposed to a broad number of these types of risks which could have significant impact on our business. To mitigate loss, we have established an independent operational risk department designed to ensure application of a globally consistent operational risk management framework. We also are implementing firm-wide policies, standards and processes for risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable operational risk environment.

Operational risk is inherent in each of our company’s businesses, support and control activities; therefore, the primary day-to-day responsibility for managing operational risk rests with these areas. Each area has established processes, systems and controls to manage operational risk and reports on losses, control and performance metrics and issues. These reports are summarized for senior management and governance committees. Additionally, we consider the inherent operational risk in new products, systems, and business activities as they are developed or modified.

As a diversified financial services firm, we also rely on an extensive technology platform that includes the utilization of vendor services and software as well as internally developed applications. We mitigate our technology exposures through the implementation of standard controls, contractual agreements, and performance monitoring. More broadly, we have an on-going business continuity management program designed to enable the organization to recover and restore business activities in the event of a disaster or other business disruption.

As deemed prudent, we seek to mitigate the financial effect of certain operational risk events through insurance coverage and may hold economic capital to absorb potential losses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS OF MF GLOBAL LTD.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of MF Global Ltd. together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2009 was effective and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

The Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included within, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

MF Global Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated and combined statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of MF Global Ltd. and its subsidiaries (the “Company”) at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in fiscal 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

June 10, 2009

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2009	2008	2007
Revenues
Execution only commissions	$381,118	$486,192	$386,533
Cleared commissions	1,261,262	1,528,642	1,280,047
Principal transactions	287,652	281,912	299,546
Interest income	872,330	3,669,020	4,090,431
Other	112,095	54,081	37,836

Total revenues	2,914,457	6,019,847	6,094,393

Interest and transaction-based expenses:
Interest expense	495,131	3,165,247	3,739,310
Execution and clearing fees	741,003	927,369	700,435
Sales commissions	252,011	290,972	275,916

Total interest and transaction-based expenses	1,488,145	4,383,588	4,715,661
Revenues, net of interest and transaction-based expenses	1,426,312	1,636,259	1,378,732

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	796,191	896,694	834,710
Employee compensation related to non-recurring IPO awards	44,819	59,131	—
Communications and technology	122,611	118,732	102,234
Occupancy and equipment costs	44,830	35,622	29,823
Depreciation and amortization	57,841	54,820	46,777
Professional fees	90,367	74,576	50,082
General and other	100,614	108,334	77,335
PAAF legal settlement	—	76,814	—
Broker-related loss	—	141,045	—
IPO-related costs	23,117	56,133	33,531
Impairment of intangible assets and goodwill	82,028	—	—
Refco integration costs	727	2,709	19,382

Total other expenses	1,363,145	1,624,610	1,193,874
Gains on exchange seats and shares	15,054	79,519	126,712
Net gain on settlement of legal proceeding	—	—	21,900
Loss on extinguishment of debt	—	18,268	—
Interest on borrowings	67,824	69,301	43,807

Income before provision for income taxes	10,397	3,599	289,663
Provision for income taxes	41,877	66,587	100,000
Minority interests in income of consolidated and combined companies (net of tax)	976	4,871	1,733
Equity in earnings of unconsolidated companies (net of tax)	(16,154)	(1,683)	69

Net (loss)/ income	$(48,610)	$(69,542)	$187,999

Dividends declared on preferred stock	18,594	—	—
Cumulative and participating dividends	2,033	—	—

Net (loss)/ income applicable to common share holders	$(69,237)	$(69,542)	$187,999

(Loss)/ earnings per share (see Note 12):
Basic	$(0.57)	$(0.60)	$1.81
Diluted	$(0.57)	$(0.60)	$1.81
Weighted average number of common shares outstanding:
Basic	121,183,447	115,027,797	103,726,453
Diluted	121,183,447	115,027,797	103,726,453

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	MARCH 31,

	2009	2008
Assets
Cash and cash equivalents	$639,183	$1,481,084
Restricted cash and segregated securities	9,670,494	12,047,009
Securities purchased under agreements to resell	12,902,670	13,022,376
Securities borrowed	8,624,906	4,649,172
Securities received as collateral	54,488	623,752
Securities owned, at fair value ($257,066 and $4,142,612 pledged, respectively)	3,605,908	7,380,290
Receivables:
Brokers, dealers and clearing organizations	2,473,341	7,085,652
Customers (net of allowances of $24,585 and $15,958 respectively)	415,532	2,367,461
Affiliates	95	716
Other	36,884	41,835
Memberships in exchanges, at cost (market value of $19,375 and $43,167, respectively)	6,370	8,909
Furniture, equipment and leasehold improvements, net	62,717	54,911
Goodwill	—	74,145
Intangible assets, net	151,688	193,180
Other assets	192,361	224,379

Total Assets	38,836,637	49,254,871

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term borrowings	148,835	1,729,815
Securities sold under agreements to repurchase	14,271,698	18,638,033
Securities loaned	5,951,679	3,188,154
Obligation to return securities borrowed	54,488	623,752
Securities sold, not yet purchased, at fair value	2,884,591	1,869,039
Payables:
Brokers, dealers and clearing organizations	1,077,379	6,317,297
Customers	11,766,390	15,302,498
Affiliates	1,602	12,921
Accrued expenses and other liabilities	293,207	313,507
Long-term borrowings	945,000	—

Total Liabilities	37,394,869	47,995,016

Commitments and contingencies (Note 15)
Preference shares, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	—
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,035	—
Minority interests in consolidated subsidiaries	12,773	10,830

Shareholders’ Equity
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 120,723,046 and 119,647,222 shares issued and outstanding, respectively	120,723	119,647
Treasury shares	(97)	—
Receivable from shareholder	(29,779)	—
Additional paid-in capital	1,329,010	1,265,733
Accumulated other comprehensive (loss)/income (net of tax)	(24,015)	6,084
Accumulated deficit	(191,049)	(142,439)

Total Shareholders’ Equity	1,204,793	1,249,025

Total Liabilities and Shareholders’ Equity	$38,836,637	$49,254,871

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2009	2008	2007
Cash Flows from Operating Activities:
Net (loss)/ income	$(48,610)	$(69,542)	$187,999
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gains on sale of exchanges seats and shares	(14,214)	(153,248)	(59,231)
Depreciation and amortization	57,841	54,820	46,777
Stock-based compensation expense	80,223	103,902	26,089
Bad debt expense	19,656	150,392	3,982
Deferred income taxes	(7,989)	(25,099)	7,452
Equity in income of unconsolidated affiliates	1,580	1,683	(69)
Income applicable to minority interests, net of tax	976	4,871	1,733
(Gain)/loss on extinguishment of debt	(1,185)	18,268	—
(Gain)/loss on disposal of furniture, equipment and leasehold improvements	(2)	(338)	975
Write-down of capitalized professional fees	1,820	—	—
Employee compensation related to defined benefit plan liability	—	3,638	—
Loss on cash flow hedges	—	51,407	—
Amortization of debt issuance costs	11,271	—	—
Impairment of Equity Investment	14,574	—	—
Impairment of Intangible assets and goodwill	82,028	—	—
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	2,304,468	(1,832,564)	232,117
Securities purchased under agreements to resell	119,706	2,890,918	(11,949,064)
Securities borrowed	(3,975,733)	194,109	(614,664)
Securities owned	3,764,435	3,684,227	(5,430,416)
Receivables:
Brokers, dealers and clearing organizations	4,583,645	(810,151)	870,608
Customers	1,930,717	(1,687,814)	(271,026)
Affiliates	621	40,565	19,340
Other	4,101	992	21,095
Other assets	51,370	(68,140)	(6,025)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	(4,366,334)	1,763,811	13,904,274
Securities loaned	2,763,525	(6,919,527)	1,132,113
Securities sold, not yet purchased, at fair value	1,015,552	(1,509,423)	2,049,159
Payables:
Brokers, dealers and clearing organizations	(5,239,496)	3,755,345	(453,638)
Customers	(3,445,898)	(662,979)	294,865
Affiliates	(11,319)	(23,281)	182,561
Accrued expenses and other liabilities	(46,344)	(31,412)	270

Net cash (used in)/provided by operating activities	$(349,015)	$(1,074,570)	$197,276

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS, continued

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2009	2008	2007
Cash Flows From Investing Activities:
Acquisitions, net of $0 and $8,351 cash acquired in 2009 and 2008, respectively (Note 3)	$(6,653)	$(58,468)	$(15,000)
Proceeds from sale of memberships in exchanges	25,450	177,118	61,143
Purchase of memberships in exchanges	(1,369)	(1,101)	(217)
Purchase of furniture, equipment and leasehold improvements	(33,766)	(28,623)	(26,399)
Proceeds from sale of furniture, equipment and leasehold improvements	66	274	108

Net cash (used in)/provided by investing activities	(16,272)	89,200	19,635

Cash Flows From Financing Activities:
(Repayment of)/Proceeds from bridge financing	$(1,400,000)	$1,400,000	$—
(Payment)/proceeds from other short-term borrowings	(29,539)	244,521	26,364
Repayment of private placement notes	—	(472,620)	—
Repayment of borrowings from Man Group	—	(927,380)	—
Proceeds from borrowings from affiliate	—	—	20,313
Proceeds from liquidity facility borrowings	350,000	—	—
Proceeds from two-year term facility	240,000	—	—
Issuance of convertible notes	210,000	—	—
Repayment of convertible notes	(3,200)	—	—
Payment of debt issuance costs	(45,524)	—	—
Issuance of preference shares	300,000	—	—
Preference shares issuance costs	(75,798)	—	—
Proceeds from Recapitalization	—	516,223	—
Payment of Recapitalization adjustment to Man Group	—	(16,161)	—
Proceeds from Man Group for indemnification of tax expense	3,200	54,997	—
Distribution to minority interest	(828)	(1,145)	(683)
Payment to settle interest rate hedge	—	(51,407)	—
Excess tax benefit on employee stock options	—	—	7,290
Payment of dividends on preference shares	(18,594)	—	—
Dividends to Man Group	—	(1,011)	(3,787)

Net cash (used in)/provided by financing activities	(470,283)	746,017	49,497

Effect of exchange rates on cash and cash equivalents	(6,331)	27,883	12,634

(Decrease)/increase in cash and cash equivalents	(841,901)	(211,470)	279,042
Cash and cash equivalents at beginning of year	1,481,084	1,692,554	1,413,512

Cash and cash equivalents at end of year	$639,183	$1,481,084	$1,692,554

Supplemental Cash Flow Information
Cash paid for interest	$850,446	$3,323,564	$2,317,441
Cash paid for income taxes	$8,589	$129,707	$79,983
Supplemental Non-cash Flow Information
Securities received as collateral	569,265	(68,523)	49,758
Obligation to return securities borrowed	(569,265)	68,523	(49,758)
Net distributions to Man Group (1)	—	139,900	(45,900)
Receivable from shareholder	(29,779)	—	—

(1)	Represents net non-cash distributions to Man Group for the periods presented resulting from U.S. GAAP and carve-out adjustments and the related tax effects thereof applied to the carve-out accounts of the Company to present the financial statements on a stand-alone basis. Included in this amount is approximately $90,000, for the year ended March 31, 2007, of purchase price above net book value of subsidiaries acquired from entities under common control which is accrued as a payable to affiliate.

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN

SHAREHOLDERS’ EQUITY/ EQUITY

(Dollars in thousands, except share data)

	Common Shares	Treasury Shares	Receivable from Shareholder	Additional paid-in capital	Accumulated Deficit (Subsequent to Reorganization and Separation)	Accumulated Other Comprehensive (Loss)/ Income	Total Shareholders’ Equity/ Equity
Equity at March 31, 2006							$374,103
Net income							187,999
Dividends to Man Group							(3,787)
Change in available for sale securities (net of $17,619 tax)							25,354
Net distributions to Man Group							(45,900)

Equity at March 31, 2007							$537,769

Net income prior to Reorganization and Separation							72,897
Dividends to Man Group prior to Reorganization and Separation							(1,011)
Foreign currency translation							(462)
Change in available for sale securities prior to Reorganization and Separation							(24,652)
Net distribution to Man Group prior to Reorganization and Separation							139,900

Total Equity prior to Reorganization and Separation							$724,441

Issuance of shares as part of Formation and Separation	$103,727			$620,714			$724,441
Effect of Recapitalization	17,379			498,844			516,223
Shares repurchased from Man Group	(1,474)			1,474			—
Tax indemnification from Man Group as capital contribution				54,997			54,997
Non cash contribution for Man Group plc equity awards				1,829			1,829
Stock-based compensation				103,902			103,902
Net loss following Reorganization and Separation					$(142,439)		(142,439)
Foreign currency translation						$4,239	4,239
Deferred loss on cash flow hedges (net of $21,077 tax)						30,330	30,330
Reclassification of deferred loss on cash flow hedges (net of $21,077 tax)						(30,330)	(30,330)
Shares issued	15			(15)			—
Recapitalization adjustment paid to Man Group				(16,161)			(16,161)
Windfall tax benefit from stock-based compensation				1,139			1,139
Impact of adoption of FIN 48				(990)			(990)
Minimum pension liability (net of $512 tax)						1,845	1,845

Shareholders’ equity at March 31, 2008	$119,647	$—	$—	$1,265,733	$(142,439)	$6,084	$1,249,025

Stock-based compensation				80,223			80,223
Net loss					(48,610)		(48,610)
Foreign currency translation						(26,775)	(26,775)
Shares issued	1,076	(97)		(1,552)			(573)
Tax indemnifcation from Man Group				3,200			3,200
Dividend distributions				(18,594)			(18,594)
Minimum pension liability (net of $765 tax)						(3,324)	(3,324)
Receivable from shareholder			(29,779)	—			(29,779)

Shareholders’ equity at March 31, 2009	$120,723	$(97)	$(29,779)	$1,329,010	$(191,049)	$(24,015)	$1,204,793

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except share data)

	YEAR ENDED MARCH 31,

	2009	2008	2007
Net (loss)/ income	$(48,610)	$(69,542)	$187,999
Other comprehensive income adjustments:
Changes in available for sale securities (net of $17,619 tax)	—	—	25,354
Deferred loss on cash flow hedges (net of $21,077 tax)	—	30,330	—
Loss on cash flow hedges (net of $21,077 tax)	—	(30,330)	—
Foreign currency translation adjustment	(26,775)	4,239	4,757
Minimum pension liability adjustment (net of $765 and $512 tax in 2009 and 2008, respectively)	(3,324)	1,845	—

Comprehensive (loss)/ income	$(78,709)	$(63,458)	$218,110

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1:	ORGANIZATION AND BASIS OF PRESENTATION

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading intermediary offering customized solutions in global cash, derivatives and related markets. The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products as well as certain products in the cash market. The Company operates globally, with a presence in the United States, the United Kingdom (“UK”), France, Singapore, Australia, Hong Kong, Canada, India, Switzerland and Japan among others. The Company believes it is one of the leading intermediaries within the global cash, derivatives, and related markets and serves a worldwide client base, including financial institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

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

The Company has noted that an additional payment of $29,779 is due to the Company from Man Group in connection with the recapitalization at the time of the IPO in fiscal 2008. The Company has made a request of Man Group for payment, who has demanded arbitration, and the Company is exploring its options in that regard. As a result of this unresolved claim, the Company has reduced shareholders’ equity as reported at March 31, 2009 by $29,779 by recording a receivable from shareholder in shareholders’ equity. If the claim is successful, the Company would expect to restore shareholders’ equity by the amount received from Man Group (if any), and if the claim is not successful would expect to write off the receivable to additional paid in capital and not to increase shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in the Company’s earnings, income statement or cash position for any prior period.

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

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group and its affiliates are herein referred to as “related party” transactions. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of March 31, 2009 and 2008, the Company had a 19.5% and 20% equity investment in Polaris MF Global Futures Co., Ltd (“Polaris”), respectively. As of March 31, 2008, the Company had a 47.9% equity investment in U.S. Futures Exchange LLC (“USFE”). In December 2008, the Company announced its strategic decision to no longer participate in USFE, a Chicago-based electronic futures exchange. Subsequently, USFE announced its decision to liquidate its operations. As a result, the Company recorded an impairment charge of $14,574, net of tax, to write down its full 47.9% equity investment in USFE in the year ended March 31, 2009.

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

Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, during the second quarter of fiscal 2008, the Company began classifying the total return equity swaps entered into as part of a matched equity hedge in principal transactions rather than in net interest. Additionally, the Company also began presenting the interest and dividends earned on contracts for differences on a gross rather than net basis within interest income and interest expense. For the year ended March 31, 2007, these reclassifications caused an increase to principal transactions of $53,872; an increase to interest income of $315,045; and an increase to interest expense of $368,917, and have been reclassified in the Company’s combined financial statements. This reclassification did not result in any change to revenues, net of interest and transaction-based expenses, or net income.

During the year ended March 31, 2008, the Company recorded an $8,800 reduction to interest income, a $4,800 adjustment to principal transactions, and a $1,900 reduction to employee compensation and benefits, in each case related to errors in prior year accruals that were deemed immaterial to all prior periods presented. During the year ended March 31, 2009, the Company identified errors in its previously reported financial statements. These errors related to the historical accounting for specific exchange and clearing fees, the timing and amount of certain accruals, the accounting for transactions related to the spin-off of the Company’s operations from Man Group plc in connection with its IPO, including the deductibility of certain taxes from that transaction, as well as the classification of certain revenues and expenses between line items in the audited consolidated and combined statements of operations. The impact of the errors on net income for the years ended March 31, 2008 and 2007 is an increase of $1,357 and $5,103, respectively.

The Company does not believe that these adjustments are quantitatively or qualitatively material to the results of the respective reporting periods, its projected results for the current year, any prior year’s earnings, earnings trends, or financial statement line items.

Relationship with Man Group

Historically, Man Group has provided financial and administrative support to the Company. In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transition period. As of March 31, 2009, all such services had terminated with the exception of office services. The agreement for office services will continue for as long as the Company leases office space from Man Group.

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

Restricted Cash and Securities Segregated under Federal and Other Regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the UK, to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. The Company also has fixed cash deposits classified within Restricted Cash and Segregated Securities of $48,630 and $144,951 as of March 31, 2009 and 2008, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, substantially all of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At March 31, 2009 and 2008, the Company was in compliance with its segregation requirements. At March 31, 2009 and 2008, in addition to segregated cash, the Company has segregated securities of $7,969,127 and $6,070,210, respectively, classified within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $4,998,887 and $5,401,987 at March 31, 2009 and 2008, respectively.

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

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements (“FIN No. 41”) are satisfied.

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

From time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the prescribed guidance included in Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Securities borrowed and securities loaned

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. In these transactions, the Company receives cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed and loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary. Consistent with Securities purchased under agreements to resell, from time-to-time, the Company enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the prescribed guidance included in SFAS No. 140. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment.

Collateral

The Company enters into financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations, and equities, or cash. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the consolidated balance sheets when the Company is the debtor as defined by SFAS No. 140.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of March 31, 2009 and 2008, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $9,693,486 and $16,911,170, respectively. As of March 31, 2009 and 2008 the Company sold or repledged $7,396,382 and $14,349,597, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Securities owned and securities sold, not yet purchased

Stocks, government and corporate bonds, futures, options and foreign currency transactions are reported in the audited consolidated and combined financial statements on a trade date basis. Securities owned and securities sold, not yet purchased are stated at fair value. Realized and unrealized gains and losses are reflected in Principal transactions or Gains on exchange seats and shares on the audited consolidated and combined statements of operations. Fair values are based on quoted market prices.

Securities sold, not yet purchased, represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the consolidated and combined financial statements. However, these transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of the securities sold, not yet purchased, may exceed the amount reflected in the consolidated balance sheets.

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

Securities owned by customers are held as collateral for receivables. Customer securities transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected in the consolidated balance sheets. The Company generally nets receivables and payables related to its customers’ futures, foreign currency forwards and securities transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties.

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

Memberships in exchanges, at cost

Memberships in exchanges represent both an ownership interest and the right to conduct business on the exchange. Exchange memberships of the Company’s broker-dealer and Futures Commission Merchant subsidiaries, representing the right to conduct business, are recorded at cost and tested at least annually for impairment or more frequently if events or circumstances indicate a possible impairment. At March 31, 2009, there was no impairment charge for memberships in exchanges. In the years ended March 31, 2008 and 2007, recorded impairment charges for memberships in exchanges were not material.

Available for sale securities

Memberships in exchanges owned by the Company that are not required to conduct business are recorded at fair value within Securities owned. During the year ended March 31, 2007, the Company classified certain of these exchange memberships as available for sale securities and accounted for them in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, because they were not held by one of the Company’s broker-dealer or Futures Commission Merchant subsidiaries. These shares were obtained in a cash-free exchange upon demutualization of an exchange; the memberships were carried at cost prior to the demutualization. The fair value of these exchange shares was $44,801 (cost $1,828) at March 31, 2007 and the Company recorded unrealized gains for these exchange memberships within Equity of $25,354 (net of $17,619 tax). During the year ended March 31, 2007, proceeds from the sale of available for sale securities aggregated $38,940, with gross realized gains of $37,176, determined on a specific identification basis. As of March 31, 2009 and 2008, there were no available for sale securities held.

Furniture, equipment and leasehold improvements

Furniture and equipment are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated over their estimated useful lives of 3 to 5 years on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the related leases, which range from 2 to 10 years. The total depreciation expense for all furniture, equipment and leasehold improvements for the years ended March 31, 2009, 2008 and 2007 was $23,658, $21,544 and $17,025, respectively.

The Company reviews the carrying value of its furniture, equipment, or leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment is measured as the amount by which the carrying value exceeds the fair value of the asset as determined by an estimate of undiscounted cash flows. Impairment charges for furniture, equipment, and leasehold improvements recorded in the years ended March 31, 2009, 2008 and 2007, were not material.

Goodwill

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment as of March 31, 2009. Under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), an assessment of goodwill for potential impairment is performed in two steps. Step 1 of the analysis is used to identify the impairment and involves determining and comparing the fair value of the Company with its carrying value, or shareholders’ equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. Step 2 of the analysis compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities, and identified intangibles, to calculate the amount of impairment, if any.

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans which factored in the current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 10.45% as its discount rate in this analysis, which was derived from market participant data and estimating the fair value and yield of the Company’s debt, preferred shares, and equity as of the testing date. The WACC represents the yield of the Company’s financial instrument as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs, and given market conditions at March 31, 2009 there was a very limited amount of observable market data inputs available in determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at March 31, 2009. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $76,821 in the fourth quarter of fiscal 2009 to write-off the entire amount of the Company’s goodwill. See Note 3 for further information. The Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events such as market capitalization and net book value decline, or changes in circumstances indicate that an interim assessment is necessary. There was no impairment of goodwill identified for the years ended March 31, 2008 and 2007.

Intangible assets, net

Intangible assets represent the cash paid in a business combination for customer relationships, technology assets, and trade names. The Company amortizes finite-lived intangible assets over their estimated useful lives on a straight-line basis, which range from 4 to 14 years, unless the economic benefits of the intangible are otherwise impaired. The Company did not have any indefinite lived intangible assets at March 31, 2009 and 2008. Intangible assets are reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

During the fourth quarter of fiscal 2009, the Company identified triggering events that required an impairment analysis to be performed related to certain intangible assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Due to the decrease in expected cash flows from certain long-lived intangible assets related to the decline of the respective customers and trading volume, the Company concluded that such assets were not fully recoverable. In connection with its analyses as of March 31, 2009, the Company recorded asset impairments of $5,207. The asset impairments recorded reduced the carrying values of certain customer relationships and trade names. See Note 3 for further information.

There was no impairment of intangible assets identified for the years ended March 31, 2008 and 2007.

Minority interests

The Company consolidates and combines the results and financial position of entities it controls, but does not wholly own. As of March 31, 2009, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. During the year ended March 31, 2009 the Company purchased the remaining 9.0% of MF Global Securities Ltd it did not previously own, following the exercise of a put option held by the minority shareholder. At March 31, 2009 and 2008, minority interest recorded in the consolidated balance sheets were $12,773 and $10,830, respectively.

Derivative instruments and hedging activities

During the year ended March 31, 2008, the Company entered into interest rate forward contracts, in the anticipation of issuing new debt, which would serve to eliminate the variability of cash flows due to changes in the U.S. Treasury interest rate. The interest rate forward contracts fixed the interest rate to be applied on the first ten forecasted semi-annual interest payments associated with the Company’s planned issuance of debt. The changes in fair value of these interest rate forward contracts were designated and qualified as cash flow hedges in accordance with SFAS 133, and were recorded in other comprehensive income/(loss) within Shareholders’ Equity. The Company tested hedge effectiveness quarterly, on both a prospective and retrospective basis, using the dollar-offset method. Ineffectiveness of the hedge or termination of the hedged transaction required amounts to be reclassified from other comprehensive income/ (loss). During the year ended March 31, 2008, changes in capital markets and other events impacted the Company’s prospective issuance of debt and caused the Company to review its capital plan. As this capital plan did not exactly match the original plan in place when the Company originally entered into the interest rate forward contracts, the Company was not able to maintain hedge accounting in accordance with SFAS 133, and as such recognized a loss from the interest rate forward contracts of $51,407, in Principal transactions in the consolidated statement of operations during the year ended March 31, 2008. All amounts recorded in other comprehensive income/ (loss) related to this hedge accounting were reclassified to Principal transactions in the consolidated statement of operations.

Prior to the IPO, the Company had interest rate swaps in place to swap the fixed interest payments on subordinated and senior debt to floating rates, which were repaid in July 2007. These swap contracts enabled the Company to substitute fixed rate interest payments with variable rate interest payments, and manage its exposure on its borrowings. The Company applied fair value hedge accounting using interest rate swap contracts to hedge the benchmark interest rate (LIBOR) on its fixed rate long-term borrowings. The Company hedged the risk of changes in fair value of the hedged debt attributable to changes in LIBOR. The changes in the fair value of these swaps that were designated and qualified as fair value hedges were recorded in the consolidated and combined statements of operations together with any changes in the fair value of the hedged liability that were attributable to the hedged risk. The Company tested hedge effectiveness on its interest rate swaps quarterly, on both a prospective and retrospective basis using the dollar-offset method. Ineffectiveness on each hedging relationship was calculated as the difference between the change in fair value of the interest rate swap contract and the change in fair value of the hedged debt attributable to changes in the benchmark interest rate (LIBOR). In the year ended March 31, 2007, the loss recorded in Principal transactions in the consolidated and combined statements of operations due to ineffectiveness was immaterial. The total notional amount of this outstanding interest rate swap contract was $465,000 at March 31, 2007. There were no such contracts outstanding at March 31, 2009 and 2008.

Prior to the IPO, the Company also entered into derivative contracts, to manage its exposure to foreign currency exchange rates, which do not qualify for hedge accounting as defined in SFAS No. 133. For these transactions, the Company recorded all gains and losses within Principal transactions in the audited consolidated and combined statements of operations. The cash flow impact of derivative contracts that do not qualify for hedge accounting is classified within cash flows from operating activities in the consolidated and combined statements of cash flows.

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

Derivative financial instruments involve varying degrees of off-balance sheet market risk. Changes in foreign exchange rates may result in cash settlements which exceed the amounts recognized on the consolidated balance sheets. The counterparties to the Company’s forward foreign exchange contracts include a number of major international financial institutions. The Company could be exposed to loss in the event of non-performance by these counterparties. However, credit ratings and concentrations of risk to these financial institutions are monitored on a continuous basis. See Note 21 for further information.

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

Income Taxes

The income tax provision is reflected in the consolidated and combined statements of operations. The Company has presented fiscal 2007 as if it operated on a stand-alone basis as the Company was owned by Man Group. The income tax provision reflects the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, deferred income taxes are provided for differences between the carrying value of assets and liabilities for financial reporting and income tax purposes, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. A valuation allowance is provided for deferred tax assets when it is more likely than not (likelihood of greater than 50%) that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

In accordance with FIN 48, Accounting for Uncertainty in Income Taxes, tax positions are recognized only when it is more likely than not, based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that has a greater than 50% likelihood of being realized. A liability associated with an unrecognized tax benefit is classified as a long-term liability, except for the amount for which a cash payment is anticipated within one year.

The Company has classified deferred tax assets within other assets, and deferred tax liabilities and accrued taxes payable within accrued expenses and other liabilities on the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is based upon management’s continuing review and evaluation of factors such as collateral value, aging and the financial condition of the customers. The allowance is assessed to reflect the best estimate of probable losses due to client defaults that have been incurred as of the balance sheet date. Any changes are included in the current period operating results. In circumstances where a specific customer’s inability to meet its financial obligation is known, the Company records a specific provision against accounts receivable to reduce the receivable to the amount it reasonably believes will be collected. The bad debt expense recognized for the years ended March 31, 2009, 2008 and 2007 are $19,654, $150,392 and $3,982, respectively. The bad debt expense recorded in the year ended March 31, 2008 was mainly related to an unauthorized trading incident, as discussed further in Note 15.

Stock-based Compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) measures the cost of employee services received for stock based compensation based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

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

Cleared commissions

Cleared commissions revenue is recorded on a trade-date basis as customer transactions occur. Fees are charged at various rates based on the products traded and the method of trade. Cleared commissions consist of transaction fees earned: (1) by both executing and clearing transactions for customers and (2) by providing clearing services where the trade is executed by another brokerage firm and then routed to the Company. Cleared commissions include fees earned for providing both types of services. Cleared commissions are presented net of rebates earned by customers based on the volume of transactions they execute and clear pursuant to guidance presented in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

Principal transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary securities transactions. Revenues from matched principal brokerage activities are recorded on the trade date. For these activities, commission is not separately billed to customers; instead a commission equivalent is included in the transaction revenues following execution of the transaction on behalf of customers. Principal transactions also includes unrealized gains or losses on equity swaps and contracts for differences (“CFDs”) together with the unrealized gains and losses on the related matching equity hedges that are entered into on a matched-principal basis. Additionally, the Company records the total return of equity swaps entered into as part of a matched equity hedge in Principal transactions.

Proprietary securities transactions are recorded on the trade date. Profits and losses arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis, including to a lesser extent from derivatives transactions executed for the Company’s own account to hedge foreign currency exposure as well as the ineffectiveness and termination of hedged transactions with respect to the Company’s interest rate exposure. The Company does not separately amortize purchase premiums and discounts associated with proprietary securities transactions, as these are a component of the recorded fair value. Changes in the fair value of such securities are recorded as unrealized gains and losses within principal transactions in the consolidated and combined statements of operations. Contractual interest expense earned and incurred on these transactions is included in interest income and interest expense in the consolidated and combined statements of operations.

Interest

Interest is recognized on an accrual basis and includes amounts receivable on customer funds, company funds, debt instruments such as agency securities and collateralized financing arrangements. Interest income related to repurchase agreements, securities borrowed and collateralized financing arrangements are recognized over the life of the transaction. Interest income and expense for repurchase agreement transactions are presented net in the consolidated and combined statements of operations, pursuant to the requirements of FIN 41 and FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN No. 39”).

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

Execution and clearing fees

Execution and clearing fees reflect the expenses of executing, clearing and settling trades on behalf of customers. These fees are paid to third parties, specifically clearing brokers, exchanges and clearing-houses, and regulatory bodies. Execution and clearing fees are recognized on a trade date basis. Execution and clearing fees also reflect losses due to trading errors for the years ended March 31, 2009, 2008 and 2007 of $8,635, $15,885 and $13,000, respectively.

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

The Company has adopted the provisions of SFAS No. 157 Fair Value Measurements (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. For financial instruments measured at fair value, changes in fair value are recognized in earnings within Principal transactions in the consolidated and combined statements of operations. Based on market convention the Company marks its financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

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

Legal reserves

In the ordinary course of business, the Company has been named as a defendant in legal and regulatory proceedings. The Company estimates the potential losses that may arise out of legal and regulatory proceedings and recognizes liabilities for such contingencies to the extent that such losses are probable and the amount of the loss can be reasonably estimated. Legal professional fees are accrued as incurred.

Shareholders’ Equity

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

The Company has 1,000,000,000 shares authorized at $1.00 par value per share of which 120,723,046 and 119,647,222 were issued and outstanding at March 31, 2009 and 2008. This excludes restricted shares issued that are subject to forfeiture of 237,665 and 406,745 for March 31, 2009 and 2008 respectively.

The Company accounts for treasury shares under the par value method. Under this method, the excess of the cost of treasury shares over its par value is recorded in additional paid-in capital.

Termination Costs

The Company records a liability for a cost associated with an exit or disposal activity, as measured initially at its fair value, in the period in which the liability is incurred, in accordance with the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the year ended March 31, 2009, the Company recorded $10,952 related to the reorganization of its offices in France and Canada, which $7,716 was recorded in Employee compensation and benefits (excluding non-recurring IPO awards), $2,170 in Occupancy and equipment, $601 in Professional fees, $439 in Depreciation and amortization and $26 in General and other in the consolidated and combined statement of operations. Of this total amount, $7,233 related to employee severance and $3,719 related to contract termination and other costs. As of March 31, 2009, $8,377 amount was accrued, substantially all of which will be paid out within one year.

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

subsidiaries, where the functional currency is other than the U.S. dollar, are included in shareholders’ equity on the consolidated balance sheets. The impact of translating monetary assets and liabilities to the reporting currency as well as transaction gains and losses are recorded in General and other expenses in the consolidated and combined statements of operations. For the years ended March 31, 2009, 2008 and 2007 net currency translation (losses)/gains recorded in General and other expenses were $12,614, $3,817 and $(1,011), respectively.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share and EITF 03-6 Participating Securities and the Two-Class Method. The Company’s Series A Preference Shares are participating securities whereby the holder of Series A Preference Shares participates in undistributed earnings with common shareholders.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company will adopt SFAS No. 165 in the first quarter of fiscal 2010 and do not expect a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 in the first quarter of fiscal 2010 and it does not expect a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on or after the beginning of the first annual reporting on or after December 15, 2008. The Company will apply FSP FAS 141(R)-1 to future acquisitions that close after April 1, 2009.

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 115-2 and FAS 124-2 in the first quarter of fiscal 2010 and does not expect a material impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal 2010. As FSP FAS 107-1 and APB 28-1 only amends the disclosure requirements on fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 will not affect its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 requires public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. As FSP FAS 140-4 and FIN 46(R)-8 only require additional disclosures, the adoption did not impact its audited consolidated and combined financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, Equity-Method Investment Accounting (“EITF 08-6”). EITF 08-6 requires the accounting for transaction and impairment consideration involving equity-method investments to be consistent with certain requirements in SFAS 141(R). EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The

Company will adopt EITF 08-6 in the first quarter of fiscal 2010 and apply the requirements to future equity-method investments that close on or after April 1, 2009.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides implementation guidance when the market for that financial asset is not active. The Company adopted FSP FAS 157-3 as of September 30, 2008 with no impact on its audited consolidated and combined financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 requires an entity that sells credit derivatives to make additional disclosures about the adverse affects of changes in credit risk on the financial results and cash flows of the entity. The Company adopted FSP FAS 133-1 and FIN 45-4 as of December 31, 2008 with no material impact on its audited consolidated and combined financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact FSP EITF 03-6-1 will have on its calculation of earnings per share upon adoption in the first quarter of fiscal 2010.

In June 2008, the FASB reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 addresses the determination of whether an equity linked financial instrument (or embedded feature) that has all of the characteristics of a derivative under U.S. GAAP is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied by recording a cumulative effect adjustment to the opening balance of retained earnings at the date of adoption. The Company will adopt EITF 07-5 in the first quarter of fiscal 2010 and it does not expect a material impact on its consolidated financial statements upon adoption.

In June 2008, FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company adopted EITF 08-4 as of December 31, 2008 with no material impact on its audited consolidated and combined financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company will adopt FSP APB 14-1 in the first quarter of fiscal 2010. As the Company has outstanding debt which is convertible into common stock, the Company is currently evaluating the impact FSP APB 14-1 will have on its consolidated financial statements upon adoption.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing similar arrangements. The Company will adopt FSP FAS 142-3 in the first quarter of fiscal 2010 and the Company does not expect a material impact on its consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 enhances the disclosures of an entity’s derivative and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 as of March 31, 2009. For additional information related to the Company’s adoption of SFAS No. 161, see Note 21 of the Company’s audited consolidated and combined financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). The objective of FSP FAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and a repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”). If certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008. The Company will adopt FSP FAS 140-3 in the first quarter of fiscal 2010 and it does not expect a material impact on its consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 in the first quarter of fiscal 2010 and is currently evaluating the impact SFAS No. 160 will have on its consolidated financial statements upon adoption.

In December 2007, the FASB issued a revision to SFAS No. 141, Business Combinations (“SFAS No. 141(R)”). SFAS 141(R) changes the accounting for business combinations including transaction and restructuring costs, contingent consideration and other balances in a business combination. It also changes the accounting for the acquisition of minority shareholder interests when there is no change in control. The acquiring company must measure and record all of the target company’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company will apply SFAS No. 141(R) to future acquisitions that close after April 1, 2009.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). This amendment allows a reporting entity to offset fair value amounts recognized for derivative instruments with fair value amounts recognized for the right to reclaim or the obligation to return cash collateral. Additionally, this amendment requires disclosure of the accounting policy on the reporting entity’s election to offset or not offset amounts for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The Company adopted FSP FIN 39-1 in the first quarter of fiscal 2009 with no material impact to its audited consolidated and combined financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and in February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”), and FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, except those relating to lease classification, and accordingly does not require any new fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007, and for nonfinancial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal 2009. For additional information related to the Company’s adoption of SFAS 157, see Note 21 of the Company’s audited consolidated and combined financial statements. The Company adopted FSP FAS 157-1 in the second quarter of fiscal 2009 with no impact to its consolidated financial statements. The Company will adopt FSP FAS 157-2 in the first quarter of fiscal 2010 and does not expect a material impact on its audited consolidated and combined financial statements.

NOTE 3:	GOODWILL AND INTANGIBLE ASSETS

There were no acquisitions during the year ended March 31, 2009. During the year ended March 31, 2008, the Company made three acquisitions, BrokerOne Pty. Ltd., FXA Securities Ltd., and ChoiceOdds Gaming Ltd., which were not significant on an individual or aggregate basis. BrokerOne is a large online broker for retail clients and professional traders in Australia; FXA Securities is a leading provider of online foreign exchange products to retail investors in Japan, while ChoiceOdds is a leading independent UK-based financial binary trading firm. Net tangible assets acquired for these businesses were $8,735. The Company does not consider the impact of these acquisitions to be significant to its operations.

These acquisitions impacted Intangible Assets by increasing customer relationships, technology assets, and trade names by $20,918, $3,530, and $1,097, respectively. Of the Goodwill recorded during the year ended March 31, 2008, $5,839 represents the deferred taxes on non-deductible intangibles.

During fiscal 2009, earn-out payments of $6,653 were made relating to prior acquisitions, which are accounted for as additional purchase consideration. As of March 31, 2009, the Company had one remaining arrangement that could result in contingent, or “earn-out”, payments. These payments are based on earnings over years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years, the Company’s obligation to pay the earn-out can extend for up to 10 years, to 2017, subject to a remaining maximum of approximately $72,000.

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment as of March 31, 2009. Under SFAS 142, an assessment of goodwill for potential impairment is performed in two steps. Step 1 of the analysis is used to identify the impairment and involves determining and comparing the fair value of the Company with its carrying value, or shareholders’ equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. Step 2 of the analysis compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities, and identified intangibles, to calculate the amount of impairment, if any.

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans which factored in the current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 10.45% as its discount rate in this analysis, which was derived from market participant data and estimating the fair value and yield of the Company’s debt, preferred shares, and equity as of the testing date. The WACC represents the yield of the Company’s financial instrument as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs, and given market conditions at March 31, 2009 there was a very limited amount of observable market data inputs available in determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at March 31, 2009. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $76,821 in the fourth quarter of fiscal 2009 to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The summary of the Company’s goodwill is as follows:

Balance as of March 31, 2007	$35,767
Acquisitions	38,378

Balance as of March 31, 2008	$74,145
Acquisitions	6,653
Impairment	(76,821)
Foreign currency translation	(3,977)

Balance as of March 31, 2009	$—

Intangible assets, subject to amortization as of March 31, 2009 and 2008 are as follows:

	MARCH 31,

	2009	2008
Customer relationships
Gross carrying amount	$257,775	$264,413
Accumulated amortization	(116,234)	(86,475)

Net carrying amount	141,541	177,938

Technology assets
Gross carrying amount	31,388	31,388
Accumulated amortization	(22,933)	(18,604)

Net carrying amount	8,455	12,784

Trade names
Gross carrying amount	2,827	3,284
Accumulated amortization	(1,135)	(826)

Net carrying amount	1,692	2,458

Total	$151,688	$193,180

During the fourth quarter of fiscal 2009, the Company identified triggering events that required an impairment analysis to be performed related to certain intangible assets pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Due to the decrease in expected cash flows from certain long-lived intangible assets related to the decline of the respective customers and trading volume, the Company concluded that such assets were not fully recoverable. As a result of its analyses, the Company recorded an aggregate amount of $5,207 impairment charge related to customer relationships and trade names. The Company used a discounted cash flow approach in determining the estimated fair values using the WACC as the discount rate in the analysis.

During the year ended March 31, 2009, the total goodwill and impairment charge of $82,028 was recorded in Impairment of intangible assets and goodwill in the Company’s audited consolidated and combined statement of operations. The amortization included in Depreciation and amortization for the year ended March 31, 2009 and 2008 was $34,183 and $33,276, respectively. The amortization expense for these assets for the next five fiscal years is approximately $31,213, $26,789, $21,448, $21,406 and $20,991, respectively.

NOTE 4:	RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

Receivables from and payables to customers, net of allowances, are as follows:

	March 31,

	2009		2008

	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$276,385	$10,869,884	$424,739	$13,667,808
Foreign currency and other OTC derivative transactions	61,043	651,759	92,389	1,076,077
Securities transactions	65,471	242,609	1,844,087	532,950
Other	12,633	2,138	6,246	25,663

Total	$415,532	$11,766,390	$2,367,461	$15,302,498

NOTE 5:	SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of March 31, 2009, the market value of collateral received under resale agreements was $53,321,790, of which $837,359 was deposited as margin with clearing organizations. As of March 31, 2008, the market value of collateral received under resale agreements was $42,017,881, of which $1,444,153 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of March 31, 2009 and 2008, the market value of collateral pledged under repurchase agreements was $58,662,562 and $55,991,535, respectively. As of March 31, 2009 and 2008, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Shareholders’ Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of FASB Interpretation No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements are satisfied. In accordance with SFAS No. 140, the Company de-recognized assets and liabilities from the consolidated balance sheets. At March 31, 2009, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,944,417 and $11,393,006, respectively, at contract value.

The carrying values of the assets sold under repurchase transactions, including accrued interest, by maturity date are:

	MARCH 31, 2009

	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$282,108	$10,170,909	$57,487	$876,992	$280,288	$11,667,784
U.S. Corporations	2,344	—	—	—	—	2,344
Foreign Governments	17,164	1,774,401	662,841	1,829	—	2,456,235
Foreign Corporations	10,282	—	135,053	—	—	145,335

Total	$311,898	$11,945,310	$855,381	$878,821	$280,288	$14,271,698

	MARCH 31, 2008

	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,142,753	$2,398,100	$1,002,275	$952,323	$2,315,481	$7,810,932
U.S. Corporations	123,665	48,242	440,564	15,204	—	627,675
Foreign Governments	205,753	2,502,811	2,756,044	1,344,422	1,535,429	8,344,459
Foreign Corporations	1,439,367	239,238	76,095	100,267	—	1,854,967

Total	$2,911,538	$5,188,391	$4,274,978	$2,412,216	$3,850,910	$18,638,033

NOTE 6:	RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	MARCH 31,

	2009		2008

	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$531,270	$518,814	$2,068,289	$3,402,525
Due from/to clearing brokers	529,542	93,056	1,004,648	787,079
Due from/to clearing organizations	1,297,902	314,681	1,463,997	198,606
Fees and commissions	1,034	58,892	1,174	74,754
Unsettled trades and other	113,593	91,936	2,547,544	1,854,333

Total	$2,473,341	$1,077,379	$7,085,652	$6,317,297

NOTE 7:	SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Securities owned, at fair value, and securities sold, but not yet purchased, consist of the following:

	MARCH 31,

	2009		2008

	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$3,195,431	$2,757,372	$3,045,040	$780,645
Corporate debt securities	224,958	—	2,755,494	—
Foreign government bonds	7,953	—	363,028	881,267
Equities	153,538	124,209	1,171,511	207,127
Shares held due to demutualization of exchanges	14,367	—	27,642	—
Other	9,661	3,010	17,575	—

Total	$3,605,908	$2,884,591	$7,380,290	$1,869,039

At March 31, 2009 and 2008, $149,442 and $54,032, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

NOTE 8:	FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements is as follows:

	MARCH 31,

	2009	2008
Leasehold improvements	$52,079	$38,959
Equipment	66,461	78,982
Furniture and fixtures	35,230	33,930
Computer software	22,501	16,188

Total cost	176,271	168,059
Less: accumulated depreciation and amortization	113,554	113,148

Cost, net of accumulated depreciation and amortization	$62,717	$54,911

NOTE 9:	BORROWINGS

Short term borrowings consist of the following:

	MARCH 31,

	2009	2008
364-Day Bridge Facility	$—	$1,400,000
Other short-term borrowings	142,500	276,304
Bank overdrafts	6,335	53,511

Total	$148,835	$1,729,815

Long-term borrowings consist of:

	MARCH 31,

	2009	2008
9.00% Convertible Notes due 2038	$205,000	$—
Two-year term facility	240,000	—
Other long-term borrowings	500,000	—

Total	$945,000	$—

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

On January 31, 2008, the Company entered into an amendment (the “Amendment”) to the bridge facility to extend the original maturity date of June 13, 2008 for $1,050,000 of the $1,400,000 of the outstanding borrowings by six months to December 12, 2008 and to increase the rate per annum payable to those lenders who are party to the Amendment by 0.40%, which rate was increased by 0.25% as of and after June 13, 2008 and was further increased by another 0.25% to 1.22% as of and after September 13, 2008. The Company paid a one-time upfront fee of 5 basis points to amend its bridge facility. Under the terms of the second amendment to the bridge facility, the Company’s interest rate increased to a margin of 4.90% per annum. Advances were subject to certain conditions, including the accuracy of certain representations and warranties and the absence of a default. The Company paid down $350,000 of the $1,400,000 outstanding under the bridge facility in June 2008 with the proceeds of borrowings under its liquidity facility (described below). The Company paid additional upfront fees equivalent to 5 basis points on June 13, 2008 on the $1,050,000 outstanding. In July 2008, the Company paid down $950,000 of the remaining balance outstanding under the bridge facility using $288,750 in net proceeds from the Two-Year Term Facility (discussed below), $109,200 in net proceeds of the sale of Series A Preference Shares (See Note 20), $129,734 in net proceeds of the sale of the Series B Preference Shares (See Note 20) and $129,733 in net proceeds of the sale of the Convertible Notes (discussed below), and $292,583 of cash. Additional costs of $11,400 have been recorded related to the issuance of the Series A Preference Shares, Series B Preference Shares, Convertible Notes and the Two-Year Term Facility. On November 24, 2008, the Company paid the remaining outstanding balance of $100,000 on the bridge facility which was due on December 12, 2008, terminating all remaining obligations under the bridge facility.

Liquidity Facility

Concurrent with the bridge facility discussed above, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.31% per annum, at the Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. In addition, the Company pays a facility fee of 9 basis points per annum during the period the liquidity facility is in effect. On January 16, 2009, the facility fee increased to 10 basis points per annum. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants that are similar to those in the bridge facility. In general terms, and subject to certain exceptions, the Company has agreed to maintain a consolidated tangible net worth of not less than $620,000 (plus 50% of the proceeds of certain equity offerings and 25% of the Company’s consolidated positive net income for each completed fiscal year), and the Company has agreed not to incur indebtedness through the Company’s subsidiaries exceeding 10% of the Company’s shareholders’ equity less goodwill and intangible assets, incur liens on its assets, merge or consolidate with (or dispose of substantially all of the Company’s assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If the Company fails to pay any amount when due under the facility or to comply with its other requirements, if the Company fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In June 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the bridge facility. In connection with this drawdown, the Company agreed to increase the interest rate margin by 1.10% per annum on the $500,000 outstanding. Other outstanding amounts under the liquidity facility bear interest with a margin of 0.31%. On January 16, 2009, the Company’s agreed interest rate increased to 1.50% per annum on the outstanding balance, and the liquidity facility interest also increased to a margin of 0.40%, due to a change in credit ratings. The increase prior to the scheduled maturity date in June 15, 2012 only applies to the existing amount outstanding under the liquidity facility and future borrowings under the facility will remain unchanged from the pricing structure outlined above. As of March 31, 2009 and March 31, 2008, $642,500 and $150,000, respectively, were outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company does not intend to pay $500,000 of the amount outstanding at March 31, 2009 under the liquidity facility prior to the maturity date of the liquidity facility. Accordingly, this amount has been classified as long-term borrowings in the consolidated balance sheet. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75,000 under the liquidity facility filed for bankruptcy, and accordingly, the Company believes Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $50,000.

The Company also had a 364-day revolving credit facility with a bank on an unsecured committed basis, which terminated and is no longer in place at March 31, 2009. As of March 31, 2009 and March 31, 2008, $0 and $96,000 were outstanding under these facilities, respectively.

Convertible Senior Notes

On June 25, 2008, the Company completed the issuance and sale of $150,000 aggregate principal amount of its 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2008. The Convertible Notes mature on June 20, 2038. Holders may convert the Convertible Notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, common shares or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Notes is 95.6938 common shares per $1 principal amount of

Convertible Notes, equivalent to an initial conversion price of approximately $10.45 per common share. The conversion rate will be subject to adjustment in certain events, primarily make-whole fundamental changes and issuances of common shares by the company. The Company may redeem the Convertible Notes, in whole or in part, for cash at any time on or after July 1, 2013 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2018, July 1, 2023, July 1, 2028 and July 1, 2033 at a price equal to 100% of the principal amount of Convertible Notes to be repurchased plus accrued and unpaid interest.

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

On March 26, 2009, the Company completed its cash tender offer to purchase its $210,000 Convertible Notes at a purchase price equal to $0.64 per $1.00 of the principal amount, plus accrued interest up to March 25, 2009. The Company validly repurchased $5,000 in aggregate principal amount of the Convertible Notes. The Company paid $3,326 in cash including accrued interest and related transaction costs. Additionally, the Company expensed $615 in unamortized costs. This resulted in a net gain of $1,185 on the early extinguishment of debt, which is recorded in other revenue in the consolidated and combined statements of operations. As of March 31, 2009, the Convertible Notes has a remaining balance of $205,000.

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

On July 18, 2008, the Company borrowed $300,000 under the Two-Year Term Facility, and $288,750 of the proceeds was used to repay a portion of the Company’s bridge facility. On August 7, 2008, the proceeds of $60,000 from the additional sale of Convertible Notes were used to pay down a portion of the Two-Year Term Facility. At March 31, 2009, the Two-Year Term Facility had an outstanding balance of $240,000.

At March 31, 2009, the Company was in compliance with its covenants under the liquidity facility. On April 16, 2009, the Company paid the remaining outstanding balance of $240,000 million on the Two-Year Term Facility ahead of its maturity date of July 2010. See Note 23 for Subsequent Events for further information.

NOTE 10:	STOCK-BASED COMPENSATION PLANS

Stock-based compensation issued by MF Global

In connection with the IPO, the Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of share options, share appreciation rights, restricted shares, restricted share units, perform-

ance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. It can authorize up to 24,000,000 shares to be issued.

The Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an exercise price, equal to the price per common share at the grant date. Restricted share units vest in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards vest in full after one year, following the grant date, subject to continued employment. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and presented in Employee compensation related to non-recurring IPO awards within the consolidated and combined statement of operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R), Share-Based Payment. Net income for the years ended March 31, 2009 and 2008 includes the following related to the Company’s stock-based compensation arrangements:

	YEAR ENDED MARCH 31,

	2009	2008
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$35,404	$29,683
Employee compensation related to non-recurring IPO awards	44,819	59,131

Total	$80,223	$88,814

Income tax benefits	$25,206	$30,765

The Company has no pool of windfall tax benefits. The Company has deferred tax assets recorded on its consolidated balance sheets related to stock compensation awards issued in connection with the IPO. Due to the recent declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value.

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

	YEAR ENDED MARCH 31,

	2009	2008
Expected volatility	43.7%	32.0%
Risk free interest rate	3.1%	4.9%
Expected dividend yield	0.0%	0.0%
Expected term	4.5 years	4.5 years

The following tables summarize activity for the Company’s plans for year ended March 31, 2009:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2008	10,883,308	$30.00	6.3	$—
Granted	2,703,695	11.31	—
Forfeited and cancelled	3,453,134	29.24	—

Stock options outstanding as of March 31, 2009	10,133,869	25.27	5.5	598
Stock options expected to vest as of March 31, 2009	9,713,029	25.46	5.5	541
Stock options exercisable at March 31, 2009	2,791,650	$30.00	5.3	$—

The weighted-average grant-date fair value of options granted during the year ended March 31, 2009 and 2008 was $4.29, and $10.45, respectively. No options were exercised during the year ended March 31, 2009 and 2008.

	Restricted Share Units

	Awards	Weighted- Average Grant Date Fair Value
Nonvested as of April 1, 2008	7,445,102	$30.01
Granted	1,033,361	11.55
Exercised	748,497	25.11
Forfeited	799,672	29.76

Nonvested as of March 31, 2009	6,930,294	$22.16
Total unrecognized compensation expense remaining	$55,548
Weighted-average years expected to be recognized over	1.4

	Restricted Shares

	Awards	Weighted- Average Grant Date Fair Value
Nonvested as of April 1, 2008	421,535	$29.30
Granted	113,869	6.70
Vested	236,680	25.06
Forfeited	27,766	29.61

Nonvested as of March 31, 2009	270,958	$23.34
Total unrecognized compensation expense remaining	$2,847
Weighted-average years expected to be recognized over	1.4

The weighted average grant date fair value of restricted share units and restricted shares granted during the year ended March 31, 2008 was $30.01 and $29.30, respectively. No restricted share units or restricted shares were exercised or vested during the year ended March 31, 2008.

The Company has employee stock purchase plans in the U.S. and UK to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. As of March 31, 2009 167,799 shares were awarded from this plan at a price of $1.73 per share. No shares were awarded from the plan as of March 31, 2008. In the UK, participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. As of March 31, 2009, no shares were awarded from this plan. These plans are accounted for as compensatory under SFAS 123 (R).

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

During the year ended March 31, 2008, Man Group issued no stock option awards to employees of the Company. During the year ended March 31, 2007, Man Group issued 501,198 stock option awards with a weighted-average grant date fair value of $2.38. The total intrinsic value of stock options exercised during the years ended March 31, 2008 and 2007 was $1,973 and $98, respectively. During the year ended March 31, 2008, there were 215,760 stock options exercised with a $1,973 impact on cash flows from operations and financing activities.

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

During the years ended March 31, 2008 and 2007, 0 and 1,050,872 shares were purchased by participants for additional investment in the plan. During the year ended March 31, 2008, Man Group issued no performance share awards to employees of the Company. During the year ended March 31, 2007, Man Group issued 172,000 performance share awards with a weighted-average grant date fair value of $6.67. The total fair value of performance share awards distributed to participants during the years ended March 31, 2008 and 2007 was $0 and $8,383, respectively.

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

During the year ended March 31, 2008 and 2007, 0 and 875,000 shares were purchased by participants for additional investment in the plan. During the year ended March 31, 2008, Man Group issued no matching share awards to employees of the Company. During the year ended March 31, 2007, Man Group issued 3,501,896 matching share awards with a weighted-average grant date fair value of $6.84. The total fair value of matching awards distributed to participants during the years ended March 31, 2008 and 2007 was $0 and $24,576, respectively.

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

In connection with the IPO, U.S. employees continued to be eligible to participate in the plan until June 30, 2007, at which time certain of their purchase rights accelerated and were exercised. UK employees continued to be eligible to participate in this plan for nine months after the IPO and shares purchased under the plan became freely transferable. During the year ended March 31, 2008 the Company issued 270,949 shares under the employee stock purchase plan at an average option price of $9.43 per share.

NOTE 11:	INCOME TAXES

The tax results of the Company’s U.S. operations are included in the consolidated and combined income tax returns of MF Global Holdings USA Inc. The tax results of the Company’s foreign operations are included in the tax returns of the respective jurisdictions in which the Company conducts business. The income tax provision is reflected in the Company’s consolidated and combined statements of operations. Fiscal 2007 is presented as if the Company operated on a stand-alone basis.

The components of income / (loss) before provision for income taxes, equity in earnings and minority interests are as follows:

	YEAR ENDED MARCH 31,

	2009	2008	2007
U.S.	$56,707	$(209,420)	$44,947
International	(46,310)	213,019	244,716

Total	$10,397	$3,599	$289,663

The provision/ (benefit) for income taxes consists of:

	YEAR ENDED MARCH 31,

	2009	2008	2007
Current:
U.S.	$35,927	$(480)	$21,240
International	13,939	92,166	71,308

	49,866	91,686	92,548

Deferred:
U.S.	(2,010)	(231)	8,270
International	(5,979)	(24,868)	(818)

	(7,989)	(25,099)	7,452

Total	$41,877	$66,587	$100,000

The reconciliation of income tax expense before equity earnings and minority interest expense as reflected in the consolidated and combined statements of operations to the expected tax expense by applying the U.S. federal statutory income tax rate is as follows:

	YEAR ENDED MARCH 31,

	2009	2008	2007
Income before provision for income taxes	$10,397	$3,599	$289,663

Federal income tax expense at 35%	3,639	1,260	101,382
State taxes	4,559	(12,565)	4,894
Tax on the Spin-off	—	75,714	—
Non-taxable UK gains on disposition to Man Group	—	(13,131)	—
Nondeductible operating expenditures	5,316	8,710	—
Nondeductible goodwill and intangible assets	20,647	—	—
Effect of lower overseas tax rates	(14,832)	(25,815)	(14,527)
FIN 48 liabilities relating to operations	3,597	12,698	—
Adjustments in respect of prior periods	3,912	3,016	(1,521)
Stock-based compensation	5,474	—	(1,790)
IPO-related costs	—	11,143	10,874
Valuation allowance change	6,895	207	4,055
Witholding tax expense	1,643	1,920	—
Other, net	1,027	3,430	(3,367)

Provision for income taxes	$41,877	$66,587	$100,000

Effective tax rate	402.8%	1,850.2%	34.5%

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The components of deferred tax assets and liabilities consist of the following items:

	MARCH 31,

	2009	2008
Deferred tax assets
Net operating loss carry forwards	$22,782	$19,062
Depreciation	9,638	9,095
Stock-based compensation	51,245	35,310
Deferred compensation	2,169	5,616
Intangible asset	24,592	15,251
State Asset	1,802	168
Professional fees	4,610	—
Bad Debts	1,915	1,196
Equity Investee	11,931	—
Other, net	2,972	5,368

Total deferred tax assets	133,656	91,066
Valuation allowance	(14,430)	(14,688)

Deferred tax assets, net of valuation allowance	119,226	76,378

Deferred tax liabilities
Intangible Liabilities	(11,169)	(15,206)
Exchange membership seats	(1,964)	(2,418)
Unrealized gain (loss)	(26,586)	(2,326)

Total deferred tax liabilities	(39,719)	(19,950)

Net deferred tax assets/liabilities	$79,507	$56,428

At March 31, 2009, the Company had approximately $26,846 of net operating loss carry forwards in certain non-U.S. jurisdictions. A valuation allowance has been provided against $14,690 of these losses. Net operating losses of $17,559 have an indefinite carryforward life. Net operating losses of $9,133 will expire beginning 2025. The remaining carryforward of $154 will expire within the next seven years if not utilized.

As of March 31, 2009, the Company earned income that was excluded from taxable income in certain states. This has resulted in a net operating loss increase from $195,497 as of March 31, 2008 to $318,135 as of March 31, 2009 in these states. These loss carry forwards will expire in future years beginning in 2019 through 2029. A valuation allowance has been provided against $136,281 of those losses on the basis that recovery is uncertain. The deferred tax assets relating to all net operating loss carry forwards and related valuation allowances are reflected, without offset, above.

The total valuation allowance for deferred tax assets of $14,430 and $14,688 at March 31, 2009 and March 31, 2008, respectively, relates principally to uncertainty of the utilization of tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with SFAS No. 109, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Except for taxes on earnings that have been currently distributed, no additional provision has been made for taxes that would be payable on the remittance of undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries. The Company expects such investments to be essentially permanent in duration, and the undistributed earnings to be permanently reinvested, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such earnings. The Company has determined that a liability of $3,397 could arise if amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of.

Uncertain tax positions

The Company adopted FIN 48 as of April 1, 2007. This interpretation clarifies the criteria that must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, of a position taken in a tax return.

As of adoption, the Company had gross unrecognized tax benefits of $4,740, $990 of which was recognized as a change in opening retained earnings. For the year ended March 31, 2009, the Company had gross unrecognized tax benefits of $27,755. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $5,710 accrued for the estimated interest and penalties on unrecognized tax benefits at March 31, 2009.

The total balance of gross unrecognized tax benefits of $27,755 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits will decrease in the next twelve months by approximately $1,092 as a result of expiring statutes of limitations or settlements. The Company does not expect this change to have a significant impact on the results of operations or financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	MARCH 31,

	2009	2008
Beginning balance	$26,078	$4,740
Additions based on tax positions taken during prior periods	1,571	2,265
Reductions based on tax positions taken during prior periods	(11,418)	(1,030)
Additions based on tax positions taken during the current period	15,829	20,103
Reductions based on tax positions taken during the current period	(3,100)	—
Reductions based on settlement of tax matters	—	—
Reductions related to the lapse of statutes of limitations	(1,205)	—

Ending Balance	$27,755	$26,078

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

	OPEN TAX YEAR

	Examination in progress	Earliest year subject to examination
Jurisdiction
United States	None	2006
United Kingdom	None	2007

NOTE 12:	EARNINGS PER SHARE

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share and EITF 03-6 Participating Securities and the Two-Class Method. The Company’s Series A Preference Shares are participating securities whereby the holder participates in undistributed earnings with common shareholders.

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

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the shares of common stock underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of March 31, 2009 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	YEAR ENDED MARCH 31,

	2009	2008	2007
Basic and diluted earnings per share:
Numerator:
Net (loss)/ income	$(48,610)	$(69,542)	$187,999
Less: Dividends declared for Series A Preference Shares	(9,250)	—	—
Cumulative and participating dividends	(2,033)	—	—
Dividends declared on Series B Preference Shares	(9,344)	—	—

Net (loss)/ income applicable to common shareholders	$(69,237)	$(69,542)	$187,999

Denominator for basic calculation:
Basic weighted average common shares outstanding	121,183,447	115,027,797	103,726,453

Denominator for diluted calculation:
Basic weighted average common shares outstanding	121,183,447	115,027,797	103,726,453

Basic (loss)/ earnings per share	$(0.57)	$(0.60)	$1.81
Diluted (loss)/ earnings per share	$(0.57)	$(0.60)	$1.81

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

The following table presents the potential shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	YEAR ENDED MARCH 31,

	2009	2008	2007
Restricted shares units and restricted shares	7,386,903	7,460,621	—
Stock options	10,133,869	10,883,308	—
9.0% Convertible Notes	14,599,200	—	—
Series B Preference Shares	10,972,013	—	—
Series A Preference Shares	8,416,438	—	—

Total	51,508,423	18,343,929	—

NOTE 13:	REGULATORY REQUIREMENTS

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are members, and other local regulatory bodies, as applicable.

One of the Company’s subsidiaries, MF Global Inc, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At March 31, 2009, the Company had net capital, as defined, of $594,545, which was $234,623 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At March 31, 2009, the Company was in compliance with all of these provisions.

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

At March 31, 2009, the Company’s FSA-regulated subsidiaries had financial resources in total, as defined, of $576,621, resource requirements of $198,274, and excess financial resources of $378,347. The Company is currently in discussion with the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at March 31, 2009 and 2008.

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

Market Risk

The Company’s market risks include interest rate risk, currency rate risk, equity price risk, and commodity price risk.

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments. The Company is exposed to interest rate risk on debt, customer cash and margin balances and positions carried in equity securities, options and futures. Interest rate risk is managed through investment policies and interest rate derivative contracts.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of the Company’s entities located outside of the U.S. To hedge this risk, the Company may purchase forward contracts, which serve to manage fluctuations in foreign currency rates and the Company’s global exposure related to its non-U.S. dollar operating transactions.

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

Commodity price risk arises from the possibility that commodity prices will fluctuate affecting the value of instruments directly or indirectly lined to the price of the underlying commodity. The Company is directly exposed to commodity prices through its transactions in the metals and energy markets.

While the Company generally executes transactions on a matched principal basis, it has market risk exposure (reflected in the Value at Risk measure in Item 7A) associated with limited interest rate, foreign exchange, equity and commodity positions taken for the Company’s own account to support and facilitate client orders as well as relative value positions taken by the business.

Credit Risk

Credit risk is the possibility that the Company may suffer a loss from the failure of counterparties, customers, or borrowers to meet their financial obligations, in a timely manner. The Company acts as both an agent and principal in providing execution and clearing services, primarily for exchange traded products as well as for OTC transactions, which exposes us to credit risk.

Credit risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that should a counterparty default on its obligations under a derivative contract, the Company could incur a loss when it covers the resulting open position because the market price has moved against the Company. Settlement risk is the possibility that the Company may pay a counterparty, such as a bank in a foreign exchange transaction, and fail to receive the corresponding settlement in turn. Many of these exposures are subject to netting agreements which reduce the net exposure to the Company. Limits for counterparty exposures are based on the creditworthiness of the counterparty and are subject to formal lines of approval. The credit risk is diversified between customers and counterparties across a wide range of markets.

For execution-only customers, credit risk arises from the potential failure of customers to pay commissions on the trades. There is also the risk that a clearing broker may refuse to accept the client’s trade and in such cases the Company will be required to assume the position and any market risk thereon. For cleared customers that transact on a margin basis, the principal credit risk arises from the Company paying variation margin to the exchanges before receiving it from customers. Most customers are required to cover initial and variation margin with cash and are required to pay any margin deficits within 24 hours.

The Company mitigates the risk on its cleared margin business by requiring the initial margin to be paid by customers as a deposit before they can commence trading. The Company also uses software to test the adequacy of initial margins and, where appropriate, sets margin requirements at higher levels than those requested by the exchanges to minimize credit risk. Most customers are required to cover initial and variation margins with cash. Client activity levels are monitored daily to ensure credit exposures are maintained in accordance with agreed risk limits. Daily and, if required, intra-day margin calls are made on clients to reflect market movements affecting client positions. Financial analysis is performed to evaluate the effect of potential market movements on customer positions and may result in customers being asked to reduce positions. The Company generally reserves the right to liquidate any customer position immediately in the event of a failure to meet a margin call.

The Company is also exposed to the risk of default by counterparties with respect to positions with counterparties. These are mainly exchanges, clearing-houses and highly rated and internationally recognized banks.

In most markets the Company acts as an intermediary, resulting in limited market risk to the Company. The exceptions are intra-day positions in foreign exchange, fixed income, metals and energy markets where the Company acts as principal and there may be time delays between opening and closing a position. The Company may also maintain small positions overnight in these markets.

In line with market practices, the Company also provides unsecured credit lines to some customers for initial and variation margin. The Company’s exposure to credit risk associated with its trading and other activities is also measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Credit lines to customers are subject to formal review and approval. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions.

In the normal course of business, the Company’s customer activities include the execution, settlement, and financing of various customer securities transactions that are loaned or borrowed. These activities may expose the Company to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. The Company controls this risk by monitoring the market value of securities pledged, by requiring adjustments of collateral levels in the event of excess market exposure, and by establishing limits for such activities that are monitored daily.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated and combined financial statements at March 31, 2009, at the fair values of the related securities and will incur a loss if the fair value of the securities increases subsequent to March 31, 2009.

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Consistent with the Company’s competitors, its operations are exposed to a broad number of these types of risks which could result in significant impact on the Company’s business. Therefore, the Company has an independent Operational Risk Department to ensure application of a globally consistent Operational Risk Management framework and the Company is implementing firm-wide policies, standards and processes for risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable Operational Risk environment.

Operational Risk is inherent in each of the Company’s businesses, support and control activities; therefore, the primary day-to-day responsibility for managing operational risk rests with these areas. Each area has established processes, systems and controls to manage operational risk and reports on losses, control and performance metrics and issues. These reports are then summarized for senior management and governance committees. Additionally, the Company considers the inherent operational risk in new products, systems, and business activities as they are developed or modified.

As a diversified financial services firm, the Company also relies on an extensive technology platform that includes the utilization of vendor services and software as well as internally developed applications. The Company mitigates its technology exposures through the implementation of standard controls, contractual agreements, and performance monitoring. More broadly, the Company has an on-going Business Continuity Management program designed to enable the organization to recover and restore business activities in the event of a disaster or other business disruption.

As deemed prudent, the Company mitigates certain operational risk impacts through insurance coverage and economic capital.

NOTE 15:	COMMITMENTS AND CONTINGENCIES

Leases

The Company has operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment and computer hardware. Certain leases contain provisions for escalation. At March 31, 2009, future minimum rental payments under non-cancellable leases for office premises are as follows:

Minimum rental payments
2010	$29,779
2011	26,620
2012	21,683
2013	16,688
2014	16,950
2015 and thereafter	105,273

Total	$216,993

In the years ended March 31, 2009, 2008, and 2007 the Company incurred $32,159, $29,326, and $19,162 of rent expense, respectively. The Company also has operating lease agreements with Man Group; refer to Note 17 for further details.

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

Unauthorized Trading Incident of February 26/27, 2008

One of the Company’s brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of the Company’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, the Company, as a clearing member of the exchange, was required to pay the $141,045 shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by the Company the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company has made a motion to dismiss which is pending. The litigation is in its early stages, and the Company believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

•

Insurance Claim. The Company filed a claim under its Fidelity Bond Insurance (“the Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, the Company’s Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against the Company in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. The Company believes the insurers’ position to be in error and will seek to enforce its right to payment in court.

Commodity Futures Trading Commission Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of its individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why it believes no proceeding should be brought. It is not yet certain what action the CFTC will take. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to above under the caption, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and below under the caption “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by the U.S. Attorneys Office in the Southern District of New York, which has brought an indictment in a related matter, and by a New York County Grand Jury. The CFTC and the SEC have also been involved in the investigation and each has brought cases in related matters. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. In connection with this investigation, the Company has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and the Company with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against the Company or its broker. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008” and “Commodity Futures Trading Commission Potential Action.” This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Philadelphia Alternative Asset Fund

On May 8, 2006, the plaintiff, a court-appointed receiver for a hedge fund, Philadelphia Alternative Asset Fund Ltd. (“PAAF”), and its fund manager and commodity pool operator, Philadelphia Alternative Asset Management Co., LLC (“PAAMCo”), commenced suit against MF Global Inc., formerly known as Man Financial Inc, the Company’s U.S. operating subsidiary, and seven of its employees in connection with a Commodity Futures Trading Commission-imposed shutdown of PAAMCo. PAAMCo and its principal, Paul Eustace (“Eustace”), allegedly defrauded PAAF by misrepresenting its trading performance, artificially inflating PAAF’s net asset value, and failing to disclose trading losses suffered in a subaccount maintained by the Company for PAAF. The receiver, in his complaint, alleged among other things, negligence, common law fraud, violations of the Racketeer Influenced Corrupt Organizations Act (RICO), violations of the Commodity Exchange Act and aiding and abetting fraud. The Company, and its employees, denied all material allegations of the complaint. Although the complaint did not quantify the exact amount of damages sought, the amount claimed was estimated to be approximately $175,000 (with the plaintiff claiming that these damages should be tripled under RICO). The court-appointed receiver in this matter was, by judicial order, replaced by a “receiver ad litem “ (solely for purposes of this litigation) because of a conflict of interest on the part of the original receiver. In July 2007, the receiver ad litem dismissed all claims against six of the Company’s employees, and filed a Second Amended Complaint against Man Financial Inc, one employee, and UBS Fund Services (Cayman) Ltd. The allegations against the Company were substantially similar to those in the initial complaint. On December 3, 2007, the Company entered into a Settlement Agreement with the prior receiver and the receiver ad litem pursuant to which, without admitting liability, the Company paid $69,000, plus $6,000 of litigation expenses, to the receivership estate as a restoration fund for the benefit of receivership investors in exchange for full releases and a dismissal of the action with prejudice.

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

Conservative Concepts Portfolio Management GmbH (“CCPM”) Related Arbitrations

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from, and trading in, accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a National Futures Association panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700 in compensatory damages, unspecified punitive damages and attorneys’ fees in addition to the rescission of certain deposit agreements. The

NFA arbitration was settled for $200 as to one claimant and a net of $240 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000 in compensatory damages and $12,000 in punitive damages. During the quarter ended September 30, 2008, the FINRA arbitration was settled for an aggregate amount of $800.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. The claimants seek £3,700 (approximately $5,300) in damages and speculative claims, including claims for lost profits, of up to an additional £28,000 (approximately $35,800). Mediation began in April 2008 but was not successful and a trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against the Company in the amount of £19,700 plus costs. The Company intends to appeal this judgment. An expense of $8,000 has been recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for expected insurance proceeds of $23,500.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act, and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. The Company is unsure of whether plaintiffs will pursue the State Court action. Since the case is in its earliest stages, it is difficult to determine exposure, if any. The Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

Hobart Securities

The Company was in a dispute with Hobart Securities (formerly Dawnay, Day Capital Markets Limited) (“DDCM”). The Company exercised a contractual right of set-off on July 10 and 11, 2008 over DDCM’s account to off-set liabilities of approximately £2,500 (approximately $3,600) of other Dawnay, Day companies with accounts at MF Global. DDCM instituted legal proceedings seeking to have the Company reverse the £2,500 set-off, with DDCM claiming that the Company was not entitled to exercise a set-off as DDCM had taken itself out of the Dawnay, Day group of companies through a management buy-out on July 11, 2008. During the quarter ended December 31, 2008, the Company settled the matter by retaining £500 (approximately $700) and paying the plaintiff £2,000 (approximately $2,900).

Class Action Suit

The Company and certain of the Company’s executive officers and directors have been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purported to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, sought to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to the Company’s financial results and projections and capital structure. The Company filed a motion to dismiss which the court granted, with prejudice.

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

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) recently notified the Company that he believes that the Company’s withdrawal of $50,122 within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code, and therefore recoverable by the Trustee, along with interest and costs. The Company believes there are substantial defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from the Company. In addition, to the extent the Trustee recovered any funds from the Company, it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages and no litigation has yet been commenced. No provision for losses has been recorded in connection with this claim.

Agape World

Investors in a venture set up by Nicholas Cosmo have sued Bank of America and the Company, among others, in the US District Court for the Eastern District of NY, alleging that the Company, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. The litigation is in its earliest stages. The Company believes it has meritorious defenses, and intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, the Company formally requested that Man Group (our largest shareholder and former parent company) make a payment of $29,779 that Man Group owes to the Company in connection with the recapitalization of its balance sheet at the time of the IPO in fiscal 2008. Man Group has recently demanded arbitration and the Company is exploring its options in that regard. As a result of this unresolved claim, the Company has reduced its shareholders’ equity as reported at March 31, 2009 by $29,779 by recording a receivable from shareholder in shareholders’ equity. If the Company prevails on its claim, the

Company would expect to restore its shareholders’ equity by the amount it receives from Man Group (if any), and if the Company is not successful it would expect to write off the receivable to additional paid in capital and not to increase its shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in the Company’s earnings, its income statement or its cash position for any prior period, and the Company does not expect the resolution of the claim, whether favorable to the Company or not, to affect its earnings or its income statement for the current or any future period, although any amounts the Company recovers would increase its cash position. This matter is in its very earliest stages and the Company intends to pursue this claim vigorously.

Morgan Fuel/Bottini Brothers

MF Global Inc. (“MFG”) and MF Global Market Services LLC (“Market Services”) are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”) and its principals, Anthony Bottini, Jr., Brian Bottini, and Mark Bottini (the “Bottinis”). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

•

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8,300, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the guarantees.

•

Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14,200 in trading losses. Morgan Fuel seeks recovery of $5,900 in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8,300 in trading losses. Morgan Fuel contends that MFG and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York has temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there is no agreement to arbitrate. The motion for a permanent stay is pending before the court.

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim also is pending before the Supreme Court. As a result of the motions, both of the arbitration proceedings have been temporarily stayed.

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

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of March 31, 2009 and 2008, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of March 31, 2009 and 2008 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

Lines of Credit

The Company had a bridge facility in an aggregate principal amount of up to $1,400,000 and has a $1,500,000 five-year unsecured committed revolving liquidity facility. The Company has also entered into multiple 364-day revolving credit facilities through various banks on a committed, unsecured basis for a total amount of $275,000, under similar terms as the liquidity facility. As of March 31, 2009 and 2008, $0 and $96,000 were outstanding under these facilities, respectively. Additionally, one of the Company’s subsidiaries had a local 364-day revolving credit facility for 55,000 Canadian Dollars, of which $0 and $30,304 was outstanding as of March 31, 2009 and 2008. See Note 9 for further information.

The Company also has other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges it conducts business on. As of March 31, 2009 and 2008, the Company had $22,000 and $95,000 of issued letters of credit, respectively.

NOTE 16:	SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable business segment, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 requires a public enterprise to report financial information on a basis consistent with that used by management to allocate resources and assess performance. The Company is operated and managed by its chief operating decision maker on an integrated basis as a single operating segment.

Each region’s contribution to the consolidated and combined amounts is as follows:

	YEAR ENDED MARCH 31,

	2009	2008	2007
Revenues, net of interest and transaction-based expenses:
North America	$786,822	$718,638	$571,224
Europe	479,603	715,403	688,331
Rest of World	159,887	202,218	119,177

Total	$1,426,312	$1,636,259	$1,378,732

Long-lived assets:
North America	$43,428	$34,779	$30,988
Europe	13,143	11,336	7,933
Rest of World	6,146	8,796	6,835

Total	$62,717	$54,911	$45,756

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the years ended March 31, 2009, 2008 and 2007. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

NOTE 17:	RELATED PARTY TRANSACTIONS

Subsequent to the IPO, Man Group holds an investment of approximately 18.4% in the Company and as such is considered a related party for the period ending March 31, 2009.

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

Employee compensation and benefits consists of amounts allocated by Man Group for shared services, as well as expenses related to the various plans sponsored by Man Group, in which the Company’s employees participated prior to July 18, 2007. Included in this, are expenses relating to stock-based compensation plans of $22,764, and $26,089 in the years ended March 31, 2008 and 2007, respectively. Expenses of $4,521, and $7,455 for the years ended March 31, 2008 and 2007, respectively, were charged related to benefit plans. There were no such charges in the year ended March 31, 2009.

The Company earns sublease income from Man Group for its use of certain office space. In addition to these arrangements, Man Group also charges lease expense to the Company for the use of office space.

Revenues earned from and expenses incurred with Man Group, including allocated expenses, for the years ended March 31, 2009, 2008, and 2007 are summarized as follows:

	YEAR ENDED MARCH 31,

	2009	2008	2007
Revenues
Cleared commissions	$14,648	$23,320	$37,120
Interest income	1,407	357	85

Total revenues	16,055	23,677	37,205
Less: Interest expense	21,811	58,118	67,043

Revenues, net of interest and transaction-based expenses	(5,756)	(34,441)	(29,838)

Expenses
Employee compensation and benefits	1,147	29,475	54,129
Communications and technology	1,345	2,895	1,654
Occupancy and equipment costs	8,143	7,011	8,033
Professional fees	3,364	2,818	6,060
Depreciation and amortization	—	—	75
General and other	3,899	1,122	2,625

Total non-interest expenses	17,898	43,321	72,576
Interest on borrowings	—	5,353	14,852
Gains on exchange seats and shares	—	97,907	—

Total, net	$(23,654)	$14,792	$(117,266)

For the periods prior to the Reorganization and Separation, the combined financial statements include the Company’s direct expenses as well as allocations of expenses arising from shared services and infrastructure provided by Man Group. These expenses are allocated to the Company using estimates that the Company considers to be a reasonable reflection of the utilization of services provided to or benefits received by the Company. The costs included in the combined financial statements were determined based on cost of the services to Man Group, the proportion of Man Group’s services fully dedicated to the Company, as well as the Company’s usage of such services. Services received by the Company include employee compensation and benefits, use of office facilities, and services provided related to overall corporate functions including tax, legal, regulatory capital, finance, internal audit, and executive management.

In connection with the IPO, the Company entered into several transitional services agreements with Man Group pursuant to which Man Group agreed to continue to provide the Company with administrative support for certain corporate functions, such as corporate-level coordination and support services related to the Company’s regulatory capital activities, tax administration, corporate secretarial services and insurance management, for a limited transitional period. As of March 31, 2009, all such services had terminated with the exception of office services. The service agreement for office services will continue for as long as the Company leases office space from Man Group.

The Company also entered into a master separation agreement with Man Group that governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access, and confidentiality. Further, Man Group has agreed to indemnify the Company against certain litigation and tax matters. During the year ended March 31, 2009, Man Group paid the Company $3,200 related to the tax indemnity agreement recognized in APIC. The Company also received $62,128 in insurance proceeds from Man Group related to the PAAF matter under the legal indemnity agreement.

During the year ended March 31, 2007 the Company was allocated the following amounts by Man Group:

YEAR ENDED March 31, 2007
Employee compensation and benefits	$20,585
Communications and technology	1,654
Occupancy and equipment costs	8,491
Professional fees	6,060
Depreciation and amortization	75
General and other	2,581
Interest on borrowings	4,549
Interest expense	2,384

$46,379

These allocated expenses are included in the Company’s audited consolidated and combined statements of operations, as noted in the table above.

As of March 31, 2009 and 2008, the Company held receivables balances with Man Group of $95 and $716, and payables balances of $1,602 and $12,921, respectively. The Company has noted that an additional payment of $29,779 is due to the Company from Man Group in connection with the recapitalization at the time of the IPO in fiscal 2008. The Company has made the request, Man Group has demanded arbitration, and the Company is exploring its options in that regard. As a result of this unresolved claim, the Company has reduced shareholders’ equity as reported at March 31, 2009 by $29,779 by recording a receivable from shareholder in shareholders’ equity. If the claim is successful, the Company would expect to restore shareholders’ equity by the amount received from Man Group (if any), and if the claim is not successful would expect to write off the receivable to additional paid in capital and not to increase shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in the Company’s earnings, income statement or cash position for any prior period.

The Company had subordinated borrowings from Man Group during fiscal 2007 and 2008. For the years ended March 31, 2008, and 2007, interest expense incurred on subordinated borrowings was approximately $5,353, and $14,852, respectively.

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

The following table provides a summary of the changes in the Company’s pension plans’ benefit obligations and the fair value of assets and a statement of the funded status of the plans as of March 31:

YEAR ENDED MARCH 31,

2007
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$34,443
Service cost	1,063
Interest cost	1,657
Benefits paid	(897)
Plan amendments	11,068
Curtailments	(612)
Settlements	(50,922)
Actuarial losses	4,200

Projected benefit obligation, end of year	$—

Change in fair value of plan assets
Fair value of plan assets, beginning of year	$31,623
Actual return on plan assets	635
Employer contributions	19,561
Benefits paid	(897)
Settlements	(50,922)

Fair value of plan assets, end of year	$—

The components of net periodic pension cost are set forth below:

YEAR ENDED MARCH 31,

2007
Service cost	$1,063
Interest cost	1,657
Expected return on plan assets	(1,878)
Amortization of:
Prior service cost	214
Unrecognized actuarial losses	314
Loss recognized due to Curtailments	13,984
Loss recognized due to Settlements	12,726

Net periodic cost	$28,080

The weighted-average assumptions used in determining the benefit obligations at March 31, 2007 are as follows:

MARCH 31, 2007
Discount rate	5.75%
Rate of compensation increase	5.00%

The weighted-average assumptions used in determining the net periodic benefit cost for the year ended March 31, 2007 are as follows:

MARCH 31, 2007
Discount rate	5.75%
Rate of compensation increase	5.00%
Expected return on plan assets	8.00%

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

The Company’s investment objectives in managing its defined benefit plan assets were to ensure that present and future benefit obligations to all participants and beneficiaries were met as they become due; to provide a total return that, over the long term, minimizes the present value of required company contributions, at the appropriate levels of risk; and to meet any statutory requirements, laws and local regulatory agencies’ requirements. Key investment management decisions reviewed regularly were asset allocations, investment manager performance, investment advisors and trustees or custodians.

The Company’s investment allocations as of March 31, 2007 and future expected contributions were not applicable, as the plan terminations were complete as of March 31, 2007.

The Company also sponsors a defined contribution plan for its U.S. employees, the MF Global Holdings, USA Inc. Employees’ Savings and Investment Plan, whereby the Company contributes 50% of a participant’s contribution per year, subject to certain maximum thresholds, as defined by the plan. These contributions were $3,682, $3,993, and $5,896, for the years ending March 31, 2009, 2008 and 2007, respectively.

The Company’s non-U.S. employees are covered by non-U.S. defined contribution, savings, and benefit plans. Employer contributions to these plans are determined based on criteria specific to the individual plans. The largest of these non-U.S. plans are a defined benefit plan and defined contribution plan sponsored by the Company. For the years ended March 31, 2009, 2008 and 2007 the Company’s contributions to the defined benefit and defined contribution plans sponsored by Man Group were $113, $4,621, and $7,455, respectively. The Company’s contributions to the Company’s other non-U.S. savings and defined benefit plans were $11,954, $7,949, and $3,079 for the years ending March 31, 2009, 2008 and 2007, respectively.

NOTE 19:	ACQUISITION OF REFCO

On November 25, 2005, the Company acquired the customer accounts, balances, certain other assets and subsidiaries of Refco for $304,864. Refco and its subsidiaries provided execution and clearing services for exchange-traded derivatives and prime brokerage services in the fixed income and foreign exchange markets. Refco’s parent company went into liquidation, and the Company purchased most of the Refco assets from these bankruptcy proceedings to expand its brokerage services and gain certain customer relationships. The Company’s acquisition comprised primarily all of the employees and client accounts of Refco’s regulated futures brokerage. The acquisition included the customer accounts, balances and certain other assets in the U.S., Singapore, Canada, and India and was accounted for as a business combination in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). The Company acquired a significant amount of these assets in transactions involving a purchase of assets, while a small portion was obtained through the acquisition of stock in small non-U.S. entities.

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

The assets and liabilities acquired were as follows:

Total purchase price paid	$304,864

Assets acquired
Cash and cash equivalents	7,296
Restricted cash	74,026
Securities owned, at fair value	18,350
Due form brokers, dealers and clearing organizations	53,991
Due from customers, net	10,858
Other receivables	867
Memberships in exchanges	97,897
Furniture, equipment and leasehold improvements, net	10,688
Intangible assets subject to amortization	179,600
Investment in Polaris	9,700
Other assets	8,709

Total assets acquired	471,982

Liabilities assumed
Due to customers	115,197
Employee termination liabilities	12,653
Deferred income taxes	11,167
Accrued expenses and other liabilities	21,465
Long-term borrowings	3,580

Total liabilities assumed	164,062

Minority interest	5,061

Fair value of net assets acquired	302,859

Goodwill resulting from acquisition	$2,005

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

The Company incurred other Refco integration costs related to retention of $727, $2,709, and $19,382 in the years ended March 31, 2009, 2008 and 2007, respectively.

NOTE 20:	CONVERTIBLE PREFERENCE SHARES

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

The Series B Preference Shares are convertible, at the holder’s option, at any time, initially into 9.5694 Common Shares based on an initial conversion price of approximately $10.45 per share, subject to specified adjustments. The conversion rate will also be adjusted upon the occurrence of certain make-whole acquisition transactions and other events. On or after July 1, 2018, if the closing price of the Company’s common shares exceeds 250% of the then-prevailing conversion price for 20 trading days during any consecutive 30 trading day period, the Company may, at its option, cause the Series B Preference Shares to be automatically converted into common shares at the then-prevailing conversion price. There is no beneficial conversion feature to be recognized at the issuance date of the Series B Preference Shares, however, given certain conditions, primarily the issuance of common shares by the Company, a beneficial conversion feature could be recognized in the future.

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

Cumulative Convertible Preference Shares, Series A

On July 18, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its Cumulative Convertible Preference Shares, Series A (the “Series A Preference Shares”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preference Shares to repay a portion of the Company’s bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its completed private offerings of Series B Preference Shares and Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preference Shares, from 6.0% to 10.725%. Shares are subject to additional resets if the Company issues any equity security, as defined in the agreement. The Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preference Shares rank senior to the Company’s common shares with respect to dividend rights and rights upon liquidation of the Company.

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

The conversion rate and the conversion price are subject to adjustments in certain circumstances, primarily the issuance of common shares by the Company. Dividends on the Series A Preference Shares are cumulative at the rate of 10.725% per annum, payable in cash or common shares, at the Company’s option, and holders will participate in common share dividends, based upon the stock into which the Series A Preference shares are convertible, if any. Dividends are payable if, as and when determined by the Company’s board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preference Shares become payable in full upon any conversion or any liquidation of the Company. The Company will not be permitted to pay any dividends on or to repurchase its common shares during any period when dividends on the Series A Preference Shares are in arrears. Holders will have the right to vote with holders of the common shares on an “as-converted” basis. The Company may require the holders to convert the shares at any time after May 15, 2013 when the closing price of the common shares exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, the Company sells common shares or securities convertible into or exercisable for common shares at a price less than the conversion price on the Series A Preference Shares, the Company will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at its option in cash or common shares. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), the Company sells any other series of preference shares with a dividend rate above 5.45%, the dividend rate on the Series A Preference Shares held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at the Company’s option in cash or common shares. In connection with the investment, J.C. Flowers was granted the right to appoint up to two directors to the Company’s Board of Directors. Pursuant to this right, on July 29, 2008, the Company appointed David I. Schamis to its board. In addition, if the Company fails to pay dividends on the Series A Preference Shares for six quarterly periods, whether or not consecutive, the Series A preference shareholders will have the right as a class to elect two additional directors to the Company’s board.

On July 29, 2008, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in the aggregate amount of $1,207 and $2,031, respectively. These dividends had a record date of August 5, 2008 and were paid on August 15, 2008. On October 28, 2008 and January 30, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in the aggregate amount of $4,022 and $3,656, respectively. These dividends had a record date of November 1, 2008 and February 5, 2009 and were paid on November 17, 2008 and February 17, 2009, respectively. See also Note 23, Subsequent Events.

NOTE 21:	FAIR VALUE MEASUREMENTS AND DERIVATIVE ACTIVITY

Fair Value

The Company adopted the provisions of SFAS No. 157 on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

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

SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The Company has considered the impact of counterparty credit risk in the valuation of its assets and its own credit spreads when measuring the fair value of liabilities, including derivatives.

Securities owned, Securities sold, not yet purchased and Derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange traded equities and U.S. government securities as well as futures and options traded on exchanges.

Level 2 — Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt and certificates of deposit, as well as over the counter forwards, swaps, and options.

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity). Level 3 is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources. Financial instruments that fall within Level 3 are shares held due to the demutualization of exchanges.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.

In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table summarizes the Company’s financial assets and liabilities as of March 31, 2009, by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of March 31, 2009
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,131,812	$4,033,860	$—	$—	$6,165,672
Corporate debt securities	—	224,958	—	—	224,958
Foreign government bonds	7,953	—	—	—	7,953
Equities	153,538	—	—	—	153,538
Shares held due to demutualization of exchanges	—	—	14,367	—	14,367
Other	3,743	5,918	—	—	9,661

Total securities owned (4)	$2,297,046	$4,264,736	$14,367	$—	$6,576,149

Derivative Assets
Futures transactions	$3,888,513	$—	$—	$(2,475,932)	$1,412,581
Foreign currency and other OTC derivative transactions	112,274	3,818,546	—	(3,828,839)	101,981

Total derivative assets (2)	4,000,787	3,818,546	—	(6,304,771)	1,514,562

Total assets at fair value	$6,297,833	$8,083,282	$14,367	$(6,304,771)	$8,090,711

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$1,535,795	$1,221,577	$—	$—	$2,757,372
Equities	124,209	—	—	—	124,209
Other	2,276	734	—	—	3,010

Total securities sold, not yet purchased	$1,662,280	$1,222,311	$—	$—	$2,884,591

Derivative liabilities
Futures transactions	$3,913,972	$—	$—	$(525,921)	$3,388,051
Foreign currency and other OTC derivative transactions	132,067	3,900,869	—	(3,388,355)	644,581

Total derivative liabilities (3)	4,046,039	3,900,869	—	(3,914,276)	4,032,632

Total liabilities at fair value	$5,708,319	$5,123,180	$—	$(3,914,276)	$6,917,223

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations. Excludes $1,374,311 within Receivables from Customers and Receivables from Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value. Excludes $4,964 which is recorded in Securities Owned.
(3)	Reflects derivative liabilities within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations. Excludes $8,811,137 within Payables to Customers and Payables to Brokers, Dealers, and Clearing Organizations which are accounted for at other than fair value. Excludes $3,009 which is recorded in Securities Sold, Not Yet Purchased.
(4)	Includes $2,970,240 of Securities owned which are held in segregation. These securities have been classified within Restricted Cash and Segregated Securities in the Consolidated Balance Sheet.

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

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the period for all financial assets and liabilities categorized as Level 3 as of the year ended March 31, 2009. The net unrealized gain reflected in Level 3 should be considered in the context of the factors discussed below.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Year ended March 31, 2009
Balance as of April 1, 2008	$(42,543)
Total realized and unrealized gains and (losses)	(1,748)
Purchases, sales, issuances and settlements, net	62,255
Transfers in and (out) of Level 3	(3,597)

Balance as of March 31, 2009	$14,367

The balance at March 31, 2009 is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Principal transactions in the audited consolidated and combined statements of operations. Purchases, sales and settlements represent Level 3 assets and liabilities that were either purchased, sold or settled during the period. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at March 31, 2009 was $824,400. The Company did not have long-term borrowings at March 31, 2008. The fair value of long-term debt was determined by reference to the March 31, 2009 market values of comparably rated debt instruments.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products. In connection with these trading activities, the Company may use derivative instruments to facilitate client transactions on a matched-principal basis. The Company may enter into derivative transactions generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction. The Company may enter into derivatives or other financial instruments to generally offset the exposure from client transactions. The Company may also use derivative instruments to hedge its own corporate exposure to changes in foreign currency and interest rate risks and to manage its liquid corporate assets. The Company currently does not apply hedge accounting to its derivative activities, as defined by SFAS No. 133.

The Company recognizes all of its derivative contracts as either assets or liabilities in the consolidated balance sheets at fair value, which is reflected net of cash paid or received pursuant to credit support arrangements with counterparties and reported on a net-by-counterparty basis under legally enforceable netting agreements. These derivative assets and liabilities are included in Receivables from and Payables to customers, Receivables from and Payables to broker dealers and clearing organizations, Securities owned and Securities sold, not yet purchased. Changes in the fair value of all derivative instruments are recognized in Principal transactions in the audited consolidated and combined statements of operations.

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of March 31, 2009.

	MARCH 31, 2009

	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)
	(in thousands, except number of contracts)
Derivative contracts for trading activities
Interest rate	$552	$783	405,875
Foreign exchange rate	470,797	500,923	2,751,635
Equity	41,188	94,978	416,101,028
Commodity	7,311,760	7,353,233	822,458

Total fair value of derivative contracts for trading activities	$7,824,297	$7,949,917

Impact of netting and collateral	6,304,771	3,914,276

Total fair value	$1,519,526	$4,035,641

(1)	Reflects derivative assets within Securities Owned, Receivables from Customers and Receivables from Broker, Dealers and Clearing Organizations. Excludes non-derivatives included in Securities Owned and Receivables from Customers and Receivables from Broker, Dealers, and Clearing Organizations.
(2)	Reflects derivative liabilities within Securities Sold, not yet Purchased, Payables to Customers and Payable to Broker, Dealers and Clearing Organizations. Excludes non-derivative Securities Sold, not yet Purchased and Payables to Customers and Payables to Broker, Dealers, and Clearing Organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1000, which is consistent with other minor currency futures contracts.

The Company’s volumes of exchange traded futures and options executed and/ or cleared, where the unrealized gain or loss is settled daily, and there is no receivable or payable associated with the contract, was 1,830,244,823 contracts for fiscal 2009. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the audited consolidated statements of operations for the quarter ended March 31, 2009.

Type of Instrument	Three Months Ended MARCH 31, 2009
Fixed Income	$1,440
Interest rate	(4,605)
Foreign exchange	20,339
Equity	7,193
Commodity	18,868
Other	2,073

Total	$45,308

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties, and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of March 31, 2009, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $79,292, for which the Company has posted collateral of $37,809 in the normal course of business. If the Company’s long term credit rating had a one-notch or two-notch reduction as of March 31, 2009, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $39,281 or $42,985, respectively.

NOTE 22:	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED								YEARS ENDED MARCH 31,
JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,

2007	2008	2007	2008	2007	2008	2008	2009	2008	2009
(in thousands, except per share data)
Revenues, net of interest and transaction-based expenses:

$374,403	$374,654	$435,504	$372,888	$418,438	$422,021	$407,914	$ 256,749	$1,636,259	$1,426,312

Net (loss)/income:

72,897	14,391	(90,592)	9,653	31,218	39,021	(83,065)	(111,675)	(69,542)	(48,610)

Basic (loss)/ earnings per share:

$0.70	$0.12	$(0.78)	$0.03	$0.26	$0.23	$(0.69)	$(0.98)	$(0.60)	$(0.57)

NOTE 23:	SUBSEQUENT EVENTS

On April 28, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4,022 and $3,656, respectively. These dividends had a record date of May 1, 2009 and payment date of May 15, 2009.

On April 16, 2009, the Company paid the remaining outstanding balance of $240,000 on the Two-Year Term Facility ahead of its maturity date of July 2010, terminating all remaining obligations under the Two-Year Term Facility.

On May 6, 2009 a High Court Judge in the U.K. ruled that MF Global UK Ltd. was vicariously liable to pay damages and claimants’ costs to Parabola Investments Limited and Aria Investments Limited. The Company will seek to appeal the decision. As a result of the ruling, the Company recorded litigation expense of $8,027 in its audited consolidated statement of operations during the fourth quarter of 2009, which is net of expected insurance proceeds.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of MF Global Ltd.

Information relating to our directors and corporate governance, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, will be described in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on August 13, 2009, which will be filed within 120 days of the end of our fiscal year ended March 31, 2009 (the “2009 Proxy Statement”), and is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers of MF Global”.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of reports we received, and on written representations from our reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were complied with in fiscal 2009.

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

Information relating to our executive officer and director compensation will be in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to security ownership of our management will be in the 2009 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding the outstanding options and restricted stock units on our common shares as of March 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders
Amended and Restated 2007 Long Term Incentive Plan	17,335,121	(1)	$24.00	5,688,032
Employee Stock Purchase Plan (including subplans)	n/a		n/a	763,793
Equity compensation plans not approved by security holders	0		0	0
Total	17,335,121		$24.00	6,451,825

(1)	Of these 17,335,121 securities outstanding, there are 6,930,294 RSUs outstanding, options to purchase 10,133,869 Common Shares outstanding, and 270,958 restricted shares outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as well as audit committee pre-approval policies and procedures, will be in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

INDEX TO FINANCIAL STATEMENT OF MF GLOBAL LTD.

(b)	Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c)	The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit Number	Description

2.1	Form of Master Separation Agreement by and between Man Group plc and MF Global Ltd.*

3.1	Certificate of Incorporation and Memorandum of Association of MF Global Ltd.*

3.2	By-Laws of MF Global Ltd.*

4.1	Form of Certificate for Common Shares*

4.2	Form of Registration Rights Agreement among MF Global Ltd., Man Group plc and Man Group U.K. Ltd.*

4.3	Form of Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent*

4.4	Amendment No. 1 to the Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent, dated May 20, 2008 (Incorporated by reference to Exhibit 4.5 of MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008)

4.5

Form of Certificate of Designations of 6% Cumulative Convertible Preference Shares,

Series A (Incorporated by reference to Exhibit 4.4 of MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008)

4.6	Form of Registration Rights Agreement by and between MF Global Ltd and J.C. Flowers II L.P. (Incorporated by reference to Exhibit 4.6 of MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008)

4.7	Indenture, between MF Global Ltd. and Deutsche Bank Trust Company Americas, as Trustee, Dated as of June 25, 2008, with respect to 9.00% Convertible Senior Notes due 2038 (Incorporated by reference to Exhibit 4.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on June 26, 2008)

4.8	Certificate of Designations of 9.75% Non-cumulative Convertible Preference Shares, Series B of MF Global Ltd. (Incorporated by reference to Exhibit 4.2 of MF Global Ltd.’s Current Report on Form 8-K, filed on June 26, 2008)

4.9	Certificate of Designations of 6% Non-cumulative Convertible Preference Shares, Series A of MF Global Ltd. (Incorporated by reference to Exhibit 4.3 of MF Global Ltd.’s Quarterly Report on Form 10-K, filed on August 13, 2008)

10.1	Form of Introducing Broker Master Agreement by and between Man Financial Limited, Man Investments AG and The Product Clearing Clients†*

10.2	Form of Group Risk Services Agreement by and between Man Group plc and MF Global Ltd.*

10.3	Form of Tax Matters Deed by and between Man Group plc and MF Global Ltd.*

10.4	Deed of Indemnity by and between Man Group plc and MF Global Ltd.*

10.5	Form of Subunderlease in respect of Sugar Quay, Lower Thames Street, London EKE by and between ED & F Man Limited and Man Financial Limited*

10.6	Form of Subunderlease in respect of Level 2, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.7	Form of Subunderlease in respect of Level 4, Centennium House, 100 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

Exhibit Number	Description

10.8	Form of Subunderlease in respect of Kings Hill, Flex 4, 30 Kings Hill Avenue, West Malling, Kent by and between ED & F Man Limited and Man Financial Limited*

10.9	Form of Assignment in respect of 10 Lower Thames Street, London EC3 by and between ED & F Man Limited and Man Financial Limited*

10.10	Form of Tax Services Agreement by and between Man Group plc and MF Global Ltd.*

10.11	Form of Facility Sharing Agreement by and between Man Financial Inc and Man-Glenwood Inc.*

10.12	Form of Group Insurance Services Agreement by and between Man Group plc and MF Global Ltd.*

10.13	Form of Trademark Agreement by and between Man Group plc and MF Global Ltd.*

10.14	Form of Executive Officer Employment Agreement with MF Global Ltd.*

10.15	Terms Schedule to Employment Agreement of Kevin R. Davis with MF Global Ltd., dated April 3, 2007, by and between Man Group plc and Kevin R. Davis*

10.16	Terms Schedule to Employment Agreement of Christopher J. Smith with MF Global Ltd., dated May 9, 2007, by and between Man Group plc and Christopher J. Smith*

10.17	Terms Schedule to Employment Agreement of Amy S. Butte with MF Global Ltd., dated April 16, 2007, by and between Man Group plc and Amy S. Butte*

10.18	Terms Schedule to Employment Agreement of Thomas M. Harte with MF Global Ltd., dated May 29, 2007, by and between Man Group plc and Thomas M. Harte*

10.19	Amended and Restated MF Global Ltd. 2007 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.3 of MF Global Ltd.’s Quarterly Report on Form 10-Q, filed on February 11, 2009)

10.20	Form of Share Option Award Agreement (Employee Version)**

10.21	Form of Share Option Award Agreement (Selected Executives Version)**

10.22	Form of Restricted Share Unit Award Agreement (Employee Version)**

10.23	Form of Restricted Share Unit Award Agreement (Selected Executives Version)**

10.24	MF Global Ltd. Employee Stock Purchase Plan**

10.25	MF Global Ltd. Approval Savings-Related Share Option Plan**

10.26	Acquisition Agreement dated as of November 13, 2005 by and among Man Financial as Buyer and Refco Inc., Refco Group Ltd, LLC, Refco Global Futures LLC, Refco Global Holdings, LLC, Refco LLC, Refco (Singapore) PTE Limited, Refco Canada Co., Refco Overseas Ltd, and Certain Affiliates of Refco LLC as Sellers*

10.27	$1,500,000,000 Liquidity Facility, dated as of June 15, 2007, among MF Global Finance USA Inc., MF Global Ltd. and the lenders named therein*

10.28	Form of Addendum to Man Financial Limited Terms of Business by and between Man Financial Limited and Man Investments Finance Limited*

10.29	Form of Non-Executive Chairman Restricted Share Award Agreement*

10.30	Terms Schedule to Employment Agreement of Laurence R. O’Connell with MF Global Ltd., dated June 13, 2007, by and between Man Group plc and Laurence R. O’Connell*

10.31	Letter from MF Global to Alison J. Carnwath, dated July 5, 2007*

10.32	Form of Assignment and Assumption of Employment Agreement by and between MF Global Ltd. and Man Group plc*

10.33	Form of Non-Employee Director Restricted Share Award Agreement*

10.34	Deed relating to the Recapitalization of MF Global Ltd., dated as of July 9, 2007, by and between Man Group plc and MF Global Ltd.*

Exhibit Number	Description

10.35	Settlement Agreement, dated December 3, 2007, by and among Stephen J. Hamlin and C. Clark Hodgson, Jr., as receivers for Philadelphia Alternative Asset Management Company, LLC and related entities, MF Global Inc. and Thomas Gilmartin (Incorporated by reference to Exhibit 10.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on December 7, 2008)

10.36	Transition agreement, dated January 4, 2008, between MF Global Ltd. and Amy Butte (Incorporated by reference to Exhibit 99.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on January 4, 2008)

10.37	Modification to the Introducing Broker Master Agreement between MF Global UK Limited and Man Investments Limited (Incorporated by reference to Exhibit 10.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on March 27, 2008)

10.38	Employment agreement, dated April 1, 2008, between MF Global Ltd. and John R. MacDonald (Incorporated by reference to MF Global Ltd.’s Current Report on Form 8-K, filed on April 2, 2008)

10.39	Lease, dated December 31, 2007, between NY-717 Fifth Avenue, L.L.C., as landlord and MF Global Holdings USA Inc., as tenant (Incorporated by reference to Exhibit 10.46 of MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008)

10.40	Guarantee, dated December 31, 2007, by MF Global Ltd. made in favor of NY-717 Fifth Avenue, L.L.C. (Incorporated by reference to Exhibit 10.47 of MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008)

10.41	Investment Agreement, dated May 20, 2008, between MF Global Limited and J.C. Flowers II L.P. (Incorporated by reference to Exhibit 10.48 of MF Global Ltd.’s Annual Report on Form 10-K, filed on June 13, 2008)

10.42	Transition Agreement, dated September 10, 2008, between MF Global Ltd. and Christopher Smith (Incorporated by reference to Exhibit 99.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on September 11, 2008)

10.43	Transition Agreement, dated October 28, 2008, between MF Global Ltd. and Kevin R. Davis (Incorporated by reference to Exhibit 99.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on October 28, 2008)

10.44	Settlement Agreement, dated October 23, 2008, between MF Global Ltd. and Man Group Plc with certain insurance companies (Incorporated by reference to Exhibit 10.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on October 29, 2008)

10.45	Employment agreement, dated July 22, 2008, between MF Global Ltd. and Michael Roseman (Incorporated by reference to Exhibit 10.2 of MF Global Ltd.’s Quarterly Report on Form 10-Q, filed on November 12, 2008)

10.46	Services Agreement, dated as of April 27, 1994, by and between GNI Limited and Karel Frederick Harbour (Incorporated by reference to Exhibit 10.1 of MF Global Ltd.’s Quarterly Report on Form 10-Q, filed on February 11, 2009)

10.47	Offer letter, dated December 17, 2008, from MF Global Holdings USA Inc. to Thomas Connolly (Incorporated by reference to Exhibit 10.2 of MF Global Ltd.’s Quarterly Report on Form 10-Q, filed on February 11, 2009)

10.48	Employment Agreement, dated as of April 2, 2009, by and between MF Global Ltd. and Bernard W. Dan (Incorporated by reference to Exhibit 10.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on April 3, 2009)

10.49	Capital Replacement Covenant (Incorporated by reference to Exhibit 1.1 of MF Global Ltd.’s Current Report on Form 8-K, filed on July 18, 2008)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of John R. MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit Number	Description

32.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of John R. MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated by reference to MF Global Ltd.’s Registration Statement on Form F-1 (File No. 333-143395) filed on May 31, 2007, relating to MF Global Ltd.’s initial public offering of its common shares, as amended.
**	Incorporated by reference to MF Global Ltd.s’ Quarterly Report on Form 10-Q filed on November 13, 2007.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF Global Ltd.

Date:	June 10, 2009	By:	/S/ BERNARD W. DAN
Name: Bernard W. Dan Title: Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard W. Dan, J. Randy MacDonald and Henri J. Steenkamp, and each of them his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/S/ BERNARD W. DAN	Chief Executive Officer and Director	June 10, 2009
Bernard W. Dan

/S/ ALISON J. CARNWATH	Non-Executive Chairman of the Board of Directors	June 10, 2009
Alison J. Carnwath

/S/ J. RANDY MACDONALD	Chief Financial Officer	June 10, 2009
J. Randy MacDonald

/S/ HENRI J. STEENKAMP	Chief Accounting Officer (Principal Accounting Officer)	June 10, 2009
Henri J. Steenkamp

/S/ EILEEN S. FUSCO	Director	June 10, 2009
Eileen S. Fusco

/S/ MARTIN GLYNN	Director	June 10, 2009
Martin Glynn

/S/ EDWARD L. GOLDBERG	Director	June 10, 2009
Edward L. Goldberg

/S/ DAVID I. SCHAMIS	Director	June 10, 2009
David I. Schamis

/S/ LAWRENCE M. SCHLOSS	Director	June 10, 2009
Lawrence M. Schloss

/S/ ROBERT S. SLOAN	Director	June 10, 2009
Robert S. Sloan