Form 10-Q
period 2009-06-30
MF Global Ltd.
filed 2009-08-07
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2009

or

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

The number of common shares outstanding of the registrant as of June 30, 2009, was 121,240,908.

MF GLOBAL LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2009	2008
Revenues
Execution only commissions	$79,288	$119,063
Cleared commissions	259,525	374,173
Principal transactions	45,711	63,161
Interest income	112,189	345,819
Other	13,638	11,641

Total revenues	510,351	913,857

Interest and transaction-based expenses:
Interest expense	36,126	238,797
Execution and clearing fees	142,135	232,703
Sales commissions	60,572	67,703

Total interest and transaction-based expenses	238,833	539,203
Revenues, net of interest and transaction-based expenses	271,518	374,654

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	172,669	210,665
Employee compensation related to non-recurring IPO awards	8,845	17,744
Communications and technology	27,158	32,426
Occupancy and equipment costs	9,701	10,255
Depreciation and amortization	13,618	14,165
Professional fees	20,002	31,020
General and other	38,331	15,495
IPO-related costs	871	5,468
Impairment of intangible assets and goodwill	542	—

Total other expenses	291,737	337,238

Gains/(losses) on exchange seats and shares	638	(648)
Loss on extinguishment of debt	9,682	—
Interest on borrowings	10,525	14,217

(Loss)/income before provision for income taxes	(39,788)	22,551
(Benefit)/provision for income taxes	(14,426)	6,726
Equity in income/(loss) of unconsolidated companies (net of tax)	620	(878)

Net (loss)/income	(24,742)	14,947
Net income attributable to noncontrolling interest	410	556

Net (loss)/income attributable to MF Global Ltd.	$(25,152)	$14,391

Dividends declared on preferred stock	7,678	—

Net (loss)/income applicable to common shareholders	$(32,830)	$14,391

(Loss)/earnings per share (see Note 11):
Basic	$(0.27)	$0.12
Diluted	$(0.27)	$0.12
Weighted average number of common shares outstanding:
Basic	122,918,795	120,122,933
Diluted	122,918,795	121,995,205

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2009	March 31, 2009
Assets
Cash and cash equivalents	$822,198	$639,183
Restricted cash and segregated securities	9,187,130	9,670,494
Securities purchased under agreements to resell ($15,480,589 and $0 at fair value, respectively)	18,320,915	12,902,670
Securities borrowed	10,266,044	8,624,906
Securities received as collateral	72,101	54,488
Securities owned ($7,543,648 and $3,202,430 pledged, respectively)	9,918,474	3,605,908
Receivables:
Brokers, dealers and clearing organizations	4,054,683	2,473,341
Customers (net of allowances of $25,872 and $24,585, respectively)	365,371	415,532
Affiliates	89	95
Other	55,407	36,884
Memberships in exchanges, at cost (market value of $21,700 and $19,375, respectively)	6,388	6,370
Furniture, equipment and leasehold improvements, net	63,471	62,717
Intangible assets, net	144,209	151,688
Other assets	201,147	191,359

TOTAL ASSETS	53,477,627	38,835,635

Liabilities and Shareholders’ Equity
Short-term borrowings, including current portion of long-term borrowings	166,235	148,835
Securities sold under agreements to repurchase ($10,077,558 and $0 at fair value, respectively)	28,507,968	14,271,698
Securities loaned	4,354,140	5,951,679
Obligation to return securities borrowed	72,101	54,488
Securities sold, not yet purchased, at fair value	2,433,422	2,884,591
Payables:
Brokers, dealers and clearing organizations	4,246,059	1,077,379
Customers	11,351,469	11,766,390
Affiliates	3,142	1,602
Accrued expenses and other liabilities	204,605	293,207
Long-term borrowings	698,339	938,007

TOTAL LIABILITIES	52,037,480	37,387,876

Commitments and contingencies (Note 13)
Preference shares, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,035	128,035

SHAREHOLDERS’ EQUITY
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized, 121,163,519 and 120,723,046 shares issued and outstanding, respectively	121,164	120,723
Treasury shares	(127)	(97)
Receivable from shareholder	(29,779)	(29,779)
Additional paid-in capital	1,343,711	1,335,449
Accumulated other comprehensive loss (net of tax)	(16,300)	(24,015)
Accumulated deficit	(216,649)	(191,497)
Noncontrolling interest	13,925	12,773

TOTAL SHAREHOLDERS’ EQUITY	1,215,945	1,223,557

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,477,627	$38,835,635

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(24,742)	$14,947
Less: Net income attributable to noncontrolling interest	410	556

Net (loss)/income attributable to MF Global Ltd.	$(25,152)	$14,391
Adjustments to reconcile net (loss)/income attributable to MF Global Ltd. to net cash provided by operating activities:
Gains on sale of exchanges seats and shares	(45)	(5,897)
Depreciation and amortization	13,618	14,165
Stock-based compensation expense	18,096	28,046
Bad debt expense	(33)	(368)
Deferred income taxes	(18,369)	(6,258)
Equity in (income)/losses of unconsolidated affiliates, net of tax	(620)	878
Income attributable to noncontrolling interests, net of tax	410	556
Loss on extinguishment of debt	9,682	—
Gain on disposal of furniture, equipment and leasehold improvements	—	(100)
Impairment of goodwill and intangible assets	542	—
Amortization of debt issuance costs	1,933	—
Decrease/(increase) in operating assets:
Restricted cash and segregated securities	514,799	146,717
Securities purchased under agreements to resell	(5,418,245)	3,182,498
Securities borrowed	(1,641,138)	(965,148)
Securities owned	(6,311,897)	2,052,321
Receivables:
Brokers, dealers and clearing organizations	(1,564,700)	(582,729)
Customers	51,164	1,549,441
Affiliates	6	12,776
Other	(18,230)	9,861
Other assets	(1,519)	(49,323)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	14,236,270	(4,332,950)
Securities loaned	(1,597,539)	372,588
Securities sold, not yet purchased, at fair value	(451,169)	(387,515)
Payables:
Brokers, dealers and clearing organizations	3,168,253	(2,292,340)
Customers	(458,608)	1,630,537
Affiliates	(360)	318
Accrued expenses and other liabilities	(90,979)	(39,228)

Net cash provided by operating activities	$416,170	$353,237

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions (Note 3)	$(545)	$(2,653)
Proceeds from sale of memberships in exchanges	45	8,825
Purchase of furniture, equipment and leasehold improvements	(5,364)	(4,932)
Proceeds from sale of furniture, equipment and leasehold improvements	—	53

Net cash (used in)/provided by investing activities	(5,864)	1,293

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge financing	—	(350,000)
Proceeds from/(repayment of) other short-term borrowings, net	17,399	(35,766)
Proceeds from liquidity facility borrowings	—	350,000
Repayment of two-year term facility	(240,000)	—
Issuance of convertible notes	—	150,000
Payment of debt issuance costs	—	(21,099)
Issuance of preference shares	—	150,000
Payment of preference shares issuance costs	—	(21,156)
Payment of dividends on preference shares	(7,678)	—

Net cash (used in)/provided by financing activities	(230,279)	221,979

Effect of exchange rates on cash and cash equivalents	2,988	(4,146)

Increase in cash and cash equivalents	183,015	572,363
Cash and cash equivalents at beginning of period	639,183	1,481,084

Cash and cash equivalents at end of period	$822,198	$2,053,447

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	(17,613)	229,416
Obligation to return securities borrowed	17,613	(229,416)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Treasury Shares	Receivable from Shareholder	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interest in subsidiaries	Total Shareholders’ Equity
Shareholders’ equity at March 31, 2009	$120,723	$(97)	$(29,779)	$1,335,449	$(24,015)	$(191,497)	$12,773	$1,223,557
Stock-based compensation				18,096				18,096
Net loss attributable to MF Global Ltd.						(25,152)		(25,152)
Net income attributable to noncontrolling interest							410	410
Foreign currency translation					7,715		742	8,457
Shares issued	441	(30)		(656)				(245)
Windfall benefit to Man Group				(1,500)				(1,500)
Dividend distributions				(7,678)				(7,678)

Shareholders’ equity at June 30, 2009	$121,164	$(127)	$(29,779)	$1,343,711	$(16,300)	$(216,649)	$13,925	$1,215,945

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2009	2008
Net (loss)/income	$(24,742)	$14,947
Foreign currency translation adjustment	8,457	(3,024)

Comprehensive (loss)/income	$(16,285)	$11,923
Comprehensive income/(loss) attributable to noncontrolling interest	1,152	(199)

Comprehensive (loss)/income attributable to MF Global Ltd.	$(17,437)	$12,122

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 1: Organization and Basis of Presentation

MF Global Ltd. (together with its subsidiaries, the “Company”) is a leading intermediary offering customized solutions in global cash and derivatives markets. The Company provides execution and clearing services for exchange-traded and over-the-counter derivative products as well as for certain products in the cash market. The Company operates globally, with a presence in the United States, the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India, Switzerland and Japan, among others. The Company believes it is one of the leading intermediaries within the global cash and derivatives markets and serves a worldwide client base, including institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment.

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

The unaudited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of MF Global Ltd. and its subsidiaries. Management believes that these unaudited consolidated financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated statements of operations, balance sheets, cash flows, changes in shareholders’ equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

On April 1, 2009, the Company adopted (i) Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) and (ii) FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), each of which is effective for the Company’s fiscal year ending March 31, 2010 and interim periods within such fiscal year. These standards require retrospective application and resulted in an adjustment to prior period financial statements. For the three months ended June 30, 2008 there was no impact to net income attributable to MF Global Ltd. For the year ended March 31, 2009 there was a $1,002 net impact to the consolidated balance sheet and an $18,764 impact to the changes in shareholders’ equity.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group plc (“Man Group”) and its affiliates are herein referred to as “related party” transactions. Man Group, a U.K. Corporation, was the former parent company of MF Global Ltd. prior to the Company’s completion of certain reorganization, separation and recapitalization transactions leading up to the Company’s initial public offering in July 2007 (“the IPO”). The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50% and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of June 30 and March 31, 2009, the Company had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

Note 2: Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. The Company also has fixed cash deposits classified within Restricted Cash and Segregated Securities of $55,695 and $48,630 as of June 30 and March 31, 2009, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, substantially all of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At June 30 and March 31, 2009, the Company was in compliance with its segregation requirements.

Collateral

The Company enters into financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations and equities. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the Consolidated Balance Sheets when the Company is the debtor as defined by Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”).

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending or to cover short positions. As of June 30 and March 31, 2009, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $12,051,779 and $9,693,486, respectively. The Company sold or repledged securities aggregating $6,650,670 and $7,396,382, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Held-to-maturity securities

Held-to-maturity securities consist of primarily U.S. government treasury securities, agency debentures and corporate obligations. The Company accounts for held-to-maturity securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”) and classifies securities as held-to-maturity that are owned by its non broker-dealer subsidiaries, and when it has the positive intent and the ability to hold the securities until maturity. These securities are carried on an amortized cost basis on the consolidated Balance Sheet in Securities owned or Restricted cash and segregated securities. See Note 7 for the reconciliation of held-to-maturity securities between these two categories. The Company designates these securities as held-to-maturity at the time of purchase and re-evaluates the designation at each balance sheet date.

Noncontrolling interests

On April 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No 160”), the disclosure requirements of which were required to be applied retrospectively. The adoption of SFAS No. 160 required the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total equity on the Company’s consolidated balance sheet. The Company consolidates the results and financial position of entities it controls, but does not wholly own. As of June 30, 2009, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. As of June 30 and March 31, 2009, noncontrolling interest recorded in the Consolidated Balance Sheets was $13,925, and $12,773, respectively.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing, non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in SFAS No. 168 will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 in the second quarter of fiscal 2010 and will make reference to accounting and reporting standards in its consolidated financial statements in accordance with SFAS No. 168 upon adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a variable-interest entity (VIE) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company will adopt SFAS No. 167 in the first quarter of fiscal year 2011 and is currently evaluating the impact it will have on its consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. SFAS No. 166 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. The Company will adopt SFAS No. 166 in the first quarter of fiscal year 2011 and is currently evaluating the impact it will have on its consolidated financial statements upon adoption.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted FSP EITF 03-6-1 during the three months ended June 30, 2009 with no material impact to its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted FSP APB 14-1 during the three months ended June 30, 2009. See Note 1 for further details on the impact of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 during the three months ended June 30, 2009. See Note 1 for further details on the impact of adoption.

Note 3: Goodwill and Intangible Assets

During the three months ended June 30, 2009, earn-out payments of $545 were made relating to prior acquisitions, which are accounted for as additional purchase consideration. As of June 30, 2009, the Company had one remaining arrangement that could

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

result in further contingent, or earn-out, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years, the Company’s obligation to pay the earn-out can extend for up to 10 years, to 2017, subject to a remaining maximum of approximately $71,749.

Goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment or when there is an interim triggering event. Under SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), an assessment of goodwill for potential impairment is performed in two steps. Step 1 of the analysis is used to identify the impairment and involves determining and comparing the fair value of the Company with its carrying value, or shareholders’ equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. Step 2 of the analysis compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities, and identified intangibles, to calculate the amount of impairment, if any.

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans which factored in the current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 12.33% as its discount rate in this analysis, which was derived from market participant data and estimating the fair value and yield of the Company’s debt, preferred shares, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs, and given market conditions at June 30, 2009 there was a very limited amount of observable market data inputs available in determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at June 30, 2009. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $542 in the first quarter of fiscal 2010 to write-off the entire amount of the Company’s goodwill recognized in this period. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The change in Goodwill is as follows:

Balance as of March 31, 2009	$—
Addition	545
Impairment	(542)
Foreign currency translation	(3)

Balance as of June 30, 2009	$—

Intangible assets, subject to amortization as of June 30 and March 31, 2009 are as follows:

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2009	March 31, 2009
Customer relationships
Gross carrying amount	$257,775	$257,775
Accumulated amortization	(122,572)	(116,234)

Net carrying amount	135,203	141,541

Technology assets
Gross carrying amount	31,388	31,388
Accumulated amortization	(24,015)	(22,933)

Net carrying amount	7,373	8,455

Trade names
Gross carrying amount	2,827	2,827
Accumulated amortization	(1,194)	(1,135)

Net carrying amount	1,633	1,692

Total	$144,209	$151,688

The amortization included in Depreciation and amortization for the three months ended June 30, 2009 was $7,872. The amortization expense for these assets for the next five fiscal years is approximately $31,190, $26,766, $21,424, $21,383 and $20,967, respectively.

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	June 30, 2009		March 31, 2009
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$252,451	$10,179,854	$276,385	$10,869,884
Foreign currency and other OTC derivative transactions	33,545	606,576	61,043	651,759
Securities transactions	58,002	562,802	65,471	242,609
Other	21,373	2,237	12,633	2,138

Total	$365,371	$11,351,469	$415,532	$11,766,390

Note 5: Collateralized Financing Transactions

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of June 30, 2009, the market value of collateral received under resale agreements was $64,413,530 of which $408,573 was deposited as margin with clearing organizations. As of March 31, 2009, the market value of collateral received under resale agreements was $53,321,790, of which $837,359 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or may return collateral pledged, as appropriate. As of June 30 and March 31, 2009, the market value of collateral pledged under repurchase agreements was $80,991,970 and $58,662,562, respectively. As of June 30 and March 31, 2009, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Shareholders’ Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when the requirements of FASB Interpretation No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements” are satisfied. In addition, the Company entered into certain resale repurchase agreements that are accounted for as purchases and sales in accordance with SFAS No. 140 and de-recognized related assets and the liabilities from the consolidated balance sheets. At June 30, 2009, securities purchased under agreements to resell and securities sold under agreements to repurchase of $749,781 and $12,313,682, respectively, at contract value, were de-recognized.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

At June 30, 2009, certain of the Company’s repurchase and resale agreements are carried at fair value as a result of the Company’s fair value election in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No.159”). The Company elected the fair value option for those repurchase and resale agreements that were entered into on or after April 1, 2009, and that do not settle overnight or have an open settlement date and that are not accounted for as sale and purchase agreements in accordance with SFAS No. 140 (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to reflect more timely market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. The Company has not specifically elected the fair value option for certain resale and repurchase agreements and securities borrowing and lending agreements that are settled on an overnight or open basis as these are carried at contract value, which approximates fair value. At June 30, 2009, the fair value of these repurchase and resale agreements was $10,077,558 and $15,480,589, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the Consolidated Statement of Operations. During the three months ended June 30, 2009 the amount of gains and losses related to repurchase and resale agreements was $5,006 and $(2,926), respectively.

The carrying values of the securities sold under repurchase agreements, including accrued interest, by maturity date are:

	June 30, 2009
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,495,859	$14,678,490	$472,063	$4,028,614	$3,617,070	$24,292,096
U.S. Corporations	—	49,471	—	—	—	49,471
Foreign Governments	117,233	2,085,726	1,941,711	—	—	4,144,670
Foreign Corporations	6,219	—	15,512	—	—	21,731

Total	$1,619,311	$16,813,687	$2,429,286	$4,028,614	$3,617,070	$28,507,968

	March 31, 2009
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$282,108	$10,170,909	$57,487	$876,992	$280,288	$11,667,784
U.S. Corporations	2,344	—	—	—	—	2,344
Foreign Governments	17,164	1,774,401	662,841	1,829	—	2,456,235
Foreign Corporations	10,282	—	135,053	—	—	145,335

Total	$311,898	$11,945,310	$855,381	$878,821	$280,288	$14,271,698

Securities borrowed transactions are accounted for as collateralized financing transactions that are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender.

The Company elected to fair value securities borrowed and securities loaned transactions that are entered into on or after April 1, 2009, and that do not settle overnight or with an open settlement date. At June 30, 2009, no securities borrowed transactions or securities loaned transactions were carried at fair value.

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2009		March 31, 2009
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$1,010,857	$442,022	$531,270	$518,814
Due from/to clearing brokers	725,715	3,706	529,542	93,056
Due from/to clearing organizations	1,126,882	214,788	1,297,902	314,681
Fees and commissions	1,451	61,677	1,034	58,892
Unsettled trades and other	1,189,778	3,523,866	113,593	91,936

Total	$4,054,683	$4,246,059	$2,473,341	$1,077,379

Note 7: Securities Owned, Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	June 30, 2009		March 31, 2009
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$8,321,829	$2,121,676	$3,195,431	$2,757,372
Corporate debt securities and CDs	234,481	7,188	224,958	—
Foreign government bonds	266,415	167,956	7,953	—
Equities	339,307	132,667	153,538	124,209
Shares held due to demutualization of exchanges	14,988	—	14,367	—
Other	6,814	3,935	9,661	3,010

Total	$9,183,834	$2,433,422	$3,605,908	$2,884,591

At June 30 and March 31, 2009, $0 and $149,442, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

Segregated Securities

At June 30 and March 31, 2009, the Company had segregated securities of $7,836,536 and $7,969,127, respectively, classified within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $3,784,173 and $4,998,887 at June 30 and March 31, 2009, respectively.

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the consolidated balance sheet. At June 30, 2009, none of the held-to-maturity securities were impaired. The Company did not have any held-to-maturity securities in the year ended March 31, 2009.

The following table summarizes the carrying value, fair value and unrealized gains and losses of the held-to-maturity securities by type of security at June 30, 2009:

	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Corporate debt securities	$34,710	$34,705	$8	$(13)
Debt securities issued by the U.S. Government and Federal agencies	699,930	699,790	—	(140)

Total	$734,640	$734,495	$8	$(153)

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)
Corporate debt securities	$147,275	$147,235	$73	$(113)
Debt securities issued by the U.S. Government and Federal agencies	3,882,717	3,883,776	1,302	(243)

Total	$4,029,992	$4,031,011	$1,375	$(356)

Note 8: Borrowings

Short term borrowings consist of the following:

	June 30, 2009	March 31, 2009
Other short-term borrowings	$142,500	$142,500
Bank overdrafts	23,735	6,335

Total	$166,235	$148,835

Long-term borrowings consist of the following:

	June 30, 2009	March 31, 2009
9.00% Convertible Senior Notes due 2038	$198,339	$198,007
Two-year term facility	—	240,000
Other long-term borrowings	500,000	500,000

Total	$698,339	$938,007

Liquidity Facility

In the year ended March 31, 2008, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.31% per annum, at the Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. The Company pays a facility fee of 10 basis points per annum. In the event the Company’s credit ratings are downgraded in the future, the terms of the liquidity facility would increase this fee to 12.5 basis points per annum. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants. In general terms, and subject to certain exceptions, the Company has agreed to maintain a consolidated tangible net worth of not less than $620,000 (plus 50% of the proceeds of certain equity offerings and 25% of the Company’s consolidated positive net income for each completed fiscal year), and the Company has agreed not to incur indebtedness through the Company’s subsidiaries exceeding 10% of the Company’s shareholders’ equity less goodwill and intangible assets, incur liens on its assets, merge or consolidate with (or dispose of substantially all of the Company’s assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If the Company fails to pay any amount when due under the facility or to comply with its other requirements, if the Company fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In June 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the 364-day unsecured revolving credit facility (the “bridge facility”). In connection with this drawdown, the Company agreed to increase the interest rate margin by 1.10% per annum on the $500,000 outstanding. Other outstanding amounts under the liquidity facility bear interest with a margin of 0.31%. On January 16, 2009, the Company’s agreed interest rate increased to 1.50% per annum on the outstanding balance, and the liquidity facility interest also increased to a margin of 0.40%, due to a change in credit ratings. In the event the Company’s credit ratings are further downgraded beyond a certain level, the rate on the $500,000 outstanding will increase to 1.85% and the rate on other outstanding amounts will increase to 0.525%. The increase prior to the scheduled maturity date in June 15, 2012 only applies to the existing amount outstanding under the liquidity facility and future borrowings under the facility will remain unchanged from the

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

pricing structure outlined above. As of June 30, 2009 and March 31, 2009, $642,500 was outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company does not intend to pay $500,000 of the amount outstanding at June 30, 2009 under the liquidity facility prior to the maturity date of the liquidity facility. Accordingly, this amount has been classified as long-term borrowings in the consolidated balance sheets. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75,000 under the liquidity facility filed for bankruptcy, and accordingly, the Company believes Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $50,000.

At June 30, 2009, the Company was in compliance with its covenants under the liquidity facility.

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

In connection with the issuance of the Convertible Notes, the Company also granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $60,000 aggregate principal amount of the Convertible Notes. On August 7, 2008, the initial purchasers exercised the option to purchase an additional $60,000 of the Convertible Notes. The Convertible Notes mature in 2038, subject to redemption at the Company’s option after five years and a right of holders to require repurchase every five years beginning five years after issue. The proceeds from the additional $60,000 Convertible Notes were used to pay down a portion of the Two-Year Term Facility.

On March 26, 2009, the Company completed its cash tender offer to purchase its $210,000 Convertible Notes at a purchase price equal to $0.64 per $1.00 of the principal amount. The Company validly repurchased $5,000 in aggregate principal amount of the Convertible Notes. The Company paid $3,326 in cash including accrued interest and related transaction costs. Additionally, the Company expensed $589 in unamortized costs. This resulted in a net gain of $1,539 on the early extinguishment of debt, which was recorded in other revenue in the consolidated statements of operations for the year-ended March 31, 2009.

On April 1, 2009 the Company adopted FSP APB 14-1, which required retrospective application to the Company’s financial statements for the fiscal year ending March 31, 2009 and interim periods within such fiscal year. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company’s Convertible Notes are impacted by FSP APB 14-1, and as a result this adoption was retrospectively applied to its consolidated financial statements from the issuance date of the Convertible Notes in June 2008. The Company retrospectively recorded a debt discount and a component of equity representing the value of the conversion option. The discount is being amortized over the expected five-year life of the Convertible Notes, resulting in a non-cash increase to interest expense in historical and future periods. As of June 30, 2009, the Convertible Notes have a remaining aggregate principal balance of $205,000 and debt discount of $6,661, both of which are recorded in Long-term borrowings on the consolidated Balance Sheet.

On July 18, 2008, in connection with the issuance of the Series A Preference Shares, the Company entered into a replacement capital covenant, whereby the Company agreed for the benefit of certain of its debtholders identified therein, including initially the holders of the Company’s Convertible Notes, that it would not redeem or repurchase the Series A Preference Shares on or before July 18, 2018 except out of the proceeds from the issuance of certain qualified equity and/or equity-related securities and pursuant to the other terms and conditions set forth in the replacement capital covenant.

Two-Year Term Facility

On July 18, 2008, the Company entered into a credit agreement with several banks that provided for a two-year, $300,000 unsecured term loan facility (the “Two-Year Term Facility”). On April 16, 2009, the Company paid the remaining outstanding balance of $240,000 million on the Two-Year Term Facility ahead of its maturity date of July 16, 2010 thus terminating all remaining obligations under the Two-Year Term Facility. In connection with the repayment of the Two-Year Term Facility, the Company recorded a loss on extinguishment of debt of $9,682 related to the accelerated amortization of debt issuance costs.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 9: Stock-Based Compensation Plans

In connection with its IPO, the Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of share options, share appreciation rights, restricted shares, restricted share units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. It can authorize up to 24,000,000 shares to be issued.

The Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an exercise price equal to the price per common share at the date of grant. Restricted share units vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were issued to employees at the IPO, which vested in full on the first anniversary of the IPO, subject to continued employment. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and presented in Employee compensation related to non-recurring IPO awards within the consolidated statements of operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with SFAS No.123(R) Share-Based Payment. Net income for the three months ended June 30, 2009 and 2008 includes the following related to the Company’s stock-based compensation arrangements:

	Three months ended June 30,
	2009	2008
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$9,231	$10,301
Employee compensation related to non-recurring IPO awards	8,845	17,744

Total	$18,076	$28,045

Income tax benefits	$5,840	$8,421

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended
	June 30,
	2009	2008
Expected volatility	55.0%	39.0%
Risk free interest rate	2.9%	3.2%
Expected dividend yield	0.0%	0.0%
Expected term	4.5 years	4.5 years

The following tables summarize activity for the Company’s plans for the three months ended June 30, 2009:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2009	10,133,869	$25.27	5.5	$598
Granted	1,144,843	5.77
Forfeited and cancelled	217,377	27.36

Stock options outstanding as of June 30, 2009	11,061,335	23.21	5.5	1,788
Stock options expected to vest as of June 30, 2009	10,621,459	23.52	5.4	1,639
Stock options exercisable at June 30, 2009	3,275,969	$27.18	5.2	$—

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2009 and 2008 was $2.76 and $5.24, respectively. No options were exercised during the three months ended June 30, 2009 and 2008.

	Restricted Share Units
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2009	6,930,294	$22.16
Granted	1,058,164	5.71
Exercised	320,908	15.44
Forfeited	90,702	30.00

Nonvested as of June 30, 2009	7,576,848	$20.05
Total unrecognized compensation expense remaining	$49,715
Weighted-average years expected to be recognized over	1.4

The total fair value of restricted share units exercised during the three months ended June 30, 2009 was $4,955. No restricted share units were exercised during the three months ended June 30, 2008.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2009	270,958	$23.34
Vested	33,398	6.74

Nonvested as of June 30, 2009	237,560	$25.68
Total unrecognized compensation expense remaining	$2,217
Weighted-average years expected to be recognized over	1.3

The total fair value of restricted shares vested during the three months ended June 30, 2009 was $225. No restricted shares vested during the three months ended June 30, 2008.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. These plans are accounted for as compensatory under SFAS No. 123(R). No shares were awarded from these plans in the three months ended June 30, 2009 and 2008.

Note 10: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three months ended June 30, 2009 was approximately 36.3%, as compared to approximately 29.8% for the three months ended June 30, 2008. The effective tax rate for the quarter ended June 30, 2009 reflects an increase in the Company’s effective rate from ongoing operations because a higher percentage of profits were generated in higher-tax jurisdictions and includes the effects of certain non-recurring costs and one-time gains as well as the impact of a lower vesting date fair value on equity compensation awards granted. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the quarter ended June 30, 2009 was approximately 41.1%.

Uncertain Tax Positions

As of March 31, 2009, the Company had total unrecognized tax benefits of $27,755. For the three months ended June 30, 2009, the Company has not decreased gross unrecognized tax benefits. The company increased gross unrecognized tax benefits by $319 which includes $186 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $28,074 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits will decrease in the next 12 months by approximately $1,092 as a result of expiring statutes of limitations or settlements.

Note 11: Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, Earnings per Share and EITF 03-6 Participating Securities and the Two-Class Method. The Company’s Series A Preference Shares are participating securities whereby the holder participates in undistributed earnings with common shareholders.

The numerator for Basic EPS is net income attributable to MF Global Ltd., reduced by an allocation of earnings between common shareholders and the Series A Preference Shares holder, based on their respective rights to receive dividends on the Company’s common shares as well as any undeclared dividends for the Series A Preference Shares where the shareholder has a cumulative right to dividends. This is then reduced by dividends declared for the Series B Preference Shares. The denominator for Basic EPS is the weighted average number of common shares outstanding. If dilutive, the numerator for Diluted EPS is net income attributable to MF Global Ltd. after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

for Diluted EPS is the weighted average number of common shares outstanding including the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preference Shares, if dilutive, in accordance with the if-converted method.

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the common shares underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of June 30, 2009 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

Three months ended June 30, 2009
Basic and diluted earnings per share:
Numerator:
Net loss attributable to MF Global Ltd.	$(25,152)
Less: Dividends declared for Series A Preference Shares	(4,022)
Dividends declared for Series B Preference Shares	(3,656)

Net loss applicable to common shareholders	$(32,830)

Denominator:
Basic and Diluted weighted average common shares outstanding	122,918,795

Basic and Diluted loss per share	$(0.27)

Three months ended June 30, 2008
Basic earnings per share:
Numerator:
Net income applicable to common shareholders	$14,391

Denominator for basic calculation:
Basic weighted average common shares outstanding	120,122,933

Basic earnings per share	$0.12

Diluted earnings per share:
Numerator:
Net income attributable to MF Global Ltd.	$14,391
Interest expense on Convertible Notes, net of tax	131

Net income attributable to MF Global Ltd., if-converted	$14,522

Denominator for diluted calculation:
Basic weighted average common shares outstanding	120,122,933
Convertible Notes	936,135
Series B Preference Shares	936,137

Diluted weighted average common shares outstanding	121,995,205

Diluted earnings per share	$0.12

Diluted loss per share is the same as basic loss per share for the three months ended June 30, 2009 as the impact of outstanding stock awards, Convertible Notes and Series A and Series B Preference Shares is anti-dilutive. The Convertible Notes and Series A and Series B Preference Shares are weighted based on the period outstanding during the respective periods presented. The following table presents the potential shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended June 30,
	2009	2008
Restricted shares units	7,775,059	8,665,567
Stock options	11,061,335	12,461,319
9.0% Convertible Notes	19,617,225	—
Series B Preference Shares	14,354,067	—
Series A Preference Shares	12,000,000	—

Total	64,807,686	21,126,886

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC and FSA, principal exchanges of which they are members and other local regulatory bodies, as applicable.

One of the Company’s subsidiaries, MF Global Inc, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At June 30, 2009, the Company had net capital, as defined, of $591,276, which was $265,664 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At June 30, 2009, the Company was in compliance with all of these provisions.

In accordance with the rules of the FSA in the U.K., the Company’s FSA-regulated subsidiaries must comply with financial resources requirements, which since January 1, 2008, are subject to the requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity.

At June 30, 2009, the Company’s FSA-regulated subsidiaries had financial resources in total, as defined, of $559,068, resource requirements of $212,528 and excess financial resources of $346,540. The Company is awaiting confirmation from the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at June 30 and March 31, 2009.

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

•

Class Action Suits. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which has been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs have made a motion to file an amended complaint, which is pending. Because the motion to dismiss was made before discovery, the litigation is in its early stages, and in the event plaintiffs successfully replead or appeal the Company believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

•

Retention of Consultants. The Company’s Nominating and Corporate Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, the Company, on matters relating to the unauthorized trading incident. FTI Consultants advised on technology-related matters and Promontory Financial Group advised on policies and procedures in the risk aspects of the Company’s business.

•

Insurance Claim. The Company filed a claim under its Fidelity Bond Insurance (“the Bond”), which provided coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, the Company’s Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against the Company in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. The Company believes the insurers’ position to be in error and will seek to enforce its right to payment in court.

Commodity Futures Trading Commission Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of its individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against the Company and the two individuals, in which the Commission would assert that the Company and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that the Company and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. The Company and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why it believes no proceeding should be

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

brought. It is not yet certain what action the CFTC will take. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by the U.S. Attorney’s Office in the Southern District of New York, which has brought an indictment in a related matter, and by a New York County Grand Jury. The CFTC and the SEC have also been involved in the investigation and each has brought cases in related matters. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. In connection with this investigation, the Company has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and the Company with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against the Company or its broker. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action.” This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. The claimants sought £3,200 (approximately $5,300) in damages and speculative claims, including claims for lost profits, of up to an additional £28,000 (approximately $46,100). Mediation began in April 2008 but was not successful and a trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against the Company in the amount of £19,290 plus interest and costs. The Company has appealed this judgment. An expense of $8,000 was recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for expected insurance proceeds of $23,500.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

The Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. The Company is unsure of whether plaintiffs will pursue the State Court action. Since the case is in its earliest stages, it is difficult to determine exposure, if any. The Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Proceedings have been instituted against the Company’s U.K. subsidiary by the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. The Company’s U.K. subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The claim alleges, inter alia, that the Company was complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that the Company knowingly benefited from assets received in breach of such fiduciary duties. The claim further alleges the Company is liable to account for funds lost through transactions executed by such directors with its U.K. company which are alleged to amount to $18,000. The Leaderguard liquidator dismissed the action on July 17, 2009. No provision for losses was recorded in connection with this matter.

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

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”). The letter alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This potential litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MF Global Inc. in June 2009 on the theory that the Company’s withdrawal of $50,200 within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. The Company believes there are substantial defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from the Company. In addition, to the extent the Trustee recovered any funds from the Company, it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages and litigation has just commenced. No provision for losses has been recorded in connection with this claim.

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and the Company, among others, in the US District Court for the Eastern District of NY, alleging that the Company, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. The litigation is in its earliest stages. The Company believes it has meritorious defenses and intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, the Company was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that the Company “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $10 each. The Company believes it has meritorious defenses and intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, the Company formally requested that Man Group (its largest shareholder and former parent company) make a payment of $29,779 that Man Group owes to the Company in connection with the recapitalization of its balance sheet at the time of the IPO in fiscal 2008. Man Group has demanded arbitration and the Company has agreed to an arbitration by the London Court of International Arbitration (“LCIA”). As a result of this unresolved claim, at March 31, 2009, the Company recorded a receivable of $29,779 in shareholders’ equity. If the Company prevails in its claim, the Company would expect to restore its shareholders’ equity by the amount it receives from Man Group (if any) and, if the Company is not successful, it would expect to write off the receivable to additional paid in capital and not to increase its shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in the Company’s earnings, its income statement or its cash position for any prior period and the Company does not expect the resolution of the claim, whether favorable to the Company or not, to affect its earnings or its income statement for the current or any future period, although any amounts the Company recovers would increase its cash position. This matter is in its very earliest stages and the Company intends to pursue this claim vigorously.

Morgan Fuel/Bottini Brothers

MF Global Inc. (“MFG”) and MF Global Market Services LLC (“Market Services”) are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”) and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the “Bottinis”). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of June 30, 2009, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of June 30, 2009 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

Lines of Credit

The Company has a $1,500,000 five-year unsecured committed revolving liquidity facility. See Note 8 for further details. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. As of June 30 and March 31, 2009, the Company had $23,000 and $22,000 of issued letters of credit, respectively.

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

Each region’s contribution to the consolidated amounts is as follows:

	Three months ended June 30,
	2009	2008
Revenues, net of interest and transaction-based expenses:
North America	$141,635	$181,356
Europe	91,743	148,472
Rest of World	38,140	44,826

Total	$271,518	$374,654

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three months ended June 30, 2009 and 2008. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

Man Group holds an investment of approximately 18.4% in the Company and as such is considered a related party for the period ended June 30, 2009.

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

The Company earns sublease income from Man Group for its use of certain office space. In addition, Man Group also charges lease expense to the Company for the use of office space. The Company also receives certain office services from Man Group that will continue for as long as the Company leases office space from Man Group.

Revenues earned from and expenses incurred with Man Group for the three months ended June 30, 2009, and 2008 are summarized as follows:

	Three months ended June 30,
	2009	2008
Revenues
Cleared commissions	$5,615	$5,813
Interest income	164	58

Total revenues	5,779	5,871
Less: Interest expense	176	7,746

Revenues, net of interest and transaction-based expenses	5,603	(1,875)

Expenses
Communications and technology	506	314
Occupancy and equipment costs	1,276	1,117
Professional fees	2	1,103
General and other	636	162

Total non-interest expenses	2,420	2,696

Total, net	$3,183	$(4,571)

The Company is party to a master separation agreement with Man Group, which was executed in connection with the IPO and which governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access and confidentiality. Further, Man Group agreed to indemnify the Company against certain tax matters and the Company has agreed to pass certain stock compensation benefits to Man Group. As of June 30, 2009, the Company has recorded a $1,500 payable to Man Group within shareholders’ equity in relation to the tax indemnity agreement between the Company and Man group entered into in connection with the separation of the Company’s business from Man Group.

The Company had receivables from Man Group of $89 and $95 at June 30 and March 31, 2009, respectively. In addition, the Company had payables with Man Group of $3,142 and $1,602 at June 30 and March 31, 2009, respectively. The Company has noted that an additional payment of $29,779 is due to the Company from Man Group in connection with the recapitalization at the time of the IPO in fiscal 2008. As a result of this unresolved claim, at March 31, 2009, the Company recorded a receivable of $29,779 in shareholders’ equity. The Company has made the request, Man Group has demanded arbitration, and the Company has agreed to an arbitration by the LCIA. If the claim is successful, the Company would expect to restore shareholders’ equity by the amount received

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

from Man Group (if any), and if the claim is not successful the Company would expect to write off the receivable to additional paid in capital and not to increase shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in the Company’s earnings, income statement or cash position for any prior period.

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

On April 28, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4,022 and $3,656, respectively. These dividends had a record date of May 1, 2009 and were paid on May 14, 2009.

Note 17: Fair Value Measurements and Derivative Activity

Fair Value

The Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) on April 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied SFAS No. 157 to all financial instruments that are required to be reported at fair value.

SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The Company has considered the impact of counterparty credit risk in the valuation of its assets and its own credit spreads when measuring the fair value of liabilities, including derivatives.

Securities owned, Securities sold, not yet purchased, certain Securities purchased under agreements to resell, certain Securities sold under agreements to repurchase and derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange-traded equities and U.S. government securities as well as futures and options traded on exchanges.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt, certificates of deposit and resale and repurchase agreements; as well as over the counter forwards, swaps, and options.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly and price quotations do not vary substantially either over short periods of time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity.

In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following tables summarize the Company’s financial assets and liabilities as of June 30, 2009 and March 31, 2009 by level within the fair value hierarchy:

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2009
	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total
Assets
Securities owned
U.S. government securities and federal agency obligations	$5,518,260	$2,825,939	$—	$—	$8,344,199
Corporate debt securities and certificates of deposit	—	234,481	—	—	234,481
Foreign government bonds	266,415	—	—	—	266,415
Equities	339,307	—	—	—	339,307
Shares held due to demutualization of exchanges	—	—	14,988	—	14,988
Other	6,512	302	—	—	6,814

Total securities owned (4)	$6,130,494	$3,060,722	$14,988	$—	$9,206,204

Derivative Assets
Futures transactions	$3,206,778	$—	$—	$(1,865,153)	$1,341,625
Foreign currency and other OTC derivative transactions	93,018	1,699,475	—	(1,724,916)	67,577

Total derivative assets (2)	3,299,796	1,699,475	—	(3,590,069)	1,409,202

Securities purchased under agreements to resell (5)	—	37,011,360	—	(21,530,771)	15,480,589

Total assets at fair value	$9,430,290	$41,771,557	$14,988	$(25,120,840)	$26,095,995

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$842,033	$1,279,643	$—	$—	$2,121,676
Corporate debt securities	—	7,188	—	—	7,188
Foreign government bonds	167,956	—	—	—	167,956
Equities	132,667	—	—	—	132,667
Other	702	3,233	—	—	3,935

Total securities sold, not yet purchased	$1,143,358	$1,290,064	$—	$—	$2,433,422

Derivative liabilities
Futures transactions	$3,237,640	$—	$—	$101,858	$3,339,498
Foreign currency and other OTC derivative transactions	76,845	1,740,607	—	(1,277,210)	540,242

Total derivative liabilities (3)	3,314,485	1,740,607	—	(1,175,352)	3,879,740

Securities sold under agreements to repurchase (5)	—	31,608,329		(21,530,771)	10,077,558

Total liabilities at fair value	$4,457,843	$34,639,000	$—	$(22,706,123)	$16,390,720

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers, and clearing organizations. Excludes $3,010,852 within Receivables from customers and Receivables from brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $6,814 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers, and clearing organizations. Excludes $11,717,788 within Payables to customers and Payables to brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $3,935 which is recorded in Securities sold, not yet purchased.
(4)	Includes $22,370 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the consolidated balance sheet.
(5)	Excludes Securities purchased under agreements to resell and Securities sold under agreements to repurchase which are held at contract value.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,131,812	$4,033,860	$—	$—	$6,165,672
Corporate debt securities and CDs	—	224,958	—	—	224,958
Foreign government bonds	7,953	—	—	—	7,953
Equities	153,538	—	—	—	153,538
Shares held due to demutualization of exchanges	—	—	14,367	—	14,367
Other	3,743	5,918	—	—	9,661

Total securities owned (4)	$2,297,046	$4,264,736	$14,367	$—	$6,576,149

Derivative Assets
Futures transactions	$3,888,513	$—	$—	$(2,475,932)	$1,412,581
Foreign currency and other OTC derivative transactions	112,274	3,818,546	—	(3,828,839)	101,981

Total derivative assets (2)	4,000,787	3,818,546	—	(6,304,771)	1,514,562

Total assets at fair value	$6,297,833	$8,083,282	$14,367	$(6,304,771)	$8,090,711

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$1,535,795	$1,221,577	$—	$—	$2,757,372
Equities	124,209	—	—	—	124,209
Other	2,276	734	—	—	3,010

Total securities sold, not yet purchased	$1,662,280	$1,222,311	$—	$—	$2,884,591

Derivative liabilities
Futures transactions	$3,913,972	$—	$—	$(525,921)	$3,388,051
Foreign currency and other OTC derivative transactions	132,067	3,900,869	—	(3,388,355)	644,581

Total derivative liabilities (3)	4,046,039	3,900,869	—	(3,914,276)	4,032,632

Total liabilities at fair value	$5,708,319	$5,123,180	$—	$(3,914,276)	$6,917,223

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers, and clearing organizations. Excludes $1,374,311 within Receivables from customers and Receivables from brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $4,964 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers, and clearing organizations. Excludes $8,811,137 within Payables to customers and Payables to brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $3,009 which is recorded in Securities sold, not yet purchased.
(4)	Includes $2,970,240 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the consolidated balance sheet.

Changes in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in Principal transactions revenues in the Consolidated Statements of Operations. The risks or volatility associated with the transactions that makeup this amount are often offset or reduced by certain hedging strategies associated within products with a higher Level (either Level 1 or 2). The Company generally maintains a matched book, which means positions with one counterparty are generally offset with opposite transactions with other counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the period for all financial assets and liabilities categorized as Level 3 as of June 30, 2009 and 2008. The net unrealized gain reflected in Level 3 assets should be considered in the context of the factors discussed below.

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

Fair Value Measurements Using Significant

Unobservable Inputs (Level 3)

	Three months ended June 30, 2009	Three months ended June 30, 2008
Beginning balance	$14,367	$(42,543)
Total realized and unrealized gains/(losses)	554	(1,333)
Purchases, sales, issuances and settlements, net	53	66,376
Transfers in and (out) of Level 3	—	(3,597)
Foreign currency translation	14	—

Balance, end of period	$14,988	$18,903

The balance at June 30, 2009 is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Principal transactions on the consolidated statements of operations. Purchases, sales and settlements represent Level 3 assets and liabilities that were purchased, sold or settled during the period. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at June 30 and March 31, 2009 was $613,100 and $824,400, respectively. The fair value of long-term debt was determined by reference to the June 30 and March 31, 2009 market values of comparably rated debt instruments.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products. In connection with these trading activities, the Company may use derivative instruments to facilitate client transactions on a matched-principal basis. The Company may enter into derivative transactions generally in response to, or in anticipation of, client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction. The Company may enter into derivative or other financial instruments to offset the exposure from client transactions. The Company may also use derivative instruments to hedge its own corporate exposure to changes in foreign currency and interest rate risks and to manage its liquid corporate assets. The Company currently does not apply hedge accounting as defined by SFAS No. 133, to its derivative activities.

The Company recognizes all of its derivative contracts as either assets or liabilities in the consolidated balance sheets at fair value, which is reflected net of cash paid or received pursuant to credit support arrangements with counterparties and reported on a net-by-counterparty basis under legally enforceable netting agreements. These derivative assets and liabilities are included in Receivables from and Payables to customers, Receivables from and Payables to broker dealers and clearing organizations, Securities owned and Securities sold, not yet purchased. Changes in the fair value of all derivative instruments are recognized in Principal transactions in the consolidated statements of operations.

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of June 30 and March 31, 2009:

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2009			March 31, 2009
	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$205	$1,014	1,602	$552	$783	405,875
Foreign exchange rate	660,878	658,655	361,369,756	470,797	500,923	2,751,635
Equity	47,243	81,599	476,960,896	41,188	94,978	416,101,028
Commodity	4,297,759	4,317,759	870,955	7,311,760	7,353,233	822,458

Total fair value of derivative contracts	$5,006,085	$5,059,027		$7,824,297	$7,949,917

Impact of netting and collateral	3,590,069	1,175,352		6,304,771	3,914,276

Total fair value	$1,416,016	$3,883,675		$1,519,526	$4,035,641

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from broker, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from broker, dealers, and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to broker, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased, Payables to customers and Payables to broker, dealers, and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

In the three months ended June 30, 2009 the Company executed and/ or cleared 428,743,412 of exchange traded futures and options, where the unrealized gain or loss is settled daily and there is no receivable or payable associated with the contract. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the unaudited consolidated statements of operations for the three months ended June 30, 2009.

Three Months Ended
Type of Instrument	June 30, 2009
Fixed income/Interest rate	$7,418
Foreign exchange	18,406
Equity	1,815
Commodity	15,885
Other	2,187

Total	$45,711

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of June 30, 2009, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $58,099, for which the Company has posted collateral of $8,082 in the normal course of business. If the Company’s long term credit rating had a one-notch or two-notch reduction as of June 30, 2009, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $47,965 or $50,464, respectively.

Note 18: Subsequent Events

The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued. On July 31, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4,022 and $3,656, respectively. These dividends have a record date of August 5, 2009 and payment date of August 17, 2009.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	our liquidity requirements and our ability to obtain access to necessary liquidity;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing and new geographic regions;

•	our ability to continue to expand our business through acquisitions;

•	expectations regarding the business environment in which we operate and the trends in our industry such as changes in trading volume and interest rates;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;

•	our ability to retain our management team and other key employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	the likelihood of success in, and the impact of, litigation involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our tax rate;

•	our ability to maintain trading volumes and market share;

•	our ability to maintain our credit rating;

•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and

•	our ability to retain existing clients and attract new ones.

We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time and it is impossible for us to predict those events or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Ltd. and its consolidated subsidiaries. Our MD&A should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

We are a leading intermediary offering customized solutions in the global cash and derivatives markets. We provide execution and clearing services for exchange-traded and over-the-counter, or OTC, derivative products, as well as for certain products in the cash market. We provide our clients with access to many of the largest and fastest growing markets and products throughout the world. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We act as an intermediary principally for five types of products: fixed income, commodities, foreign exchange, equities and interest rate products, and support a retail products group. We have offices in Bermuda, Chicago, Dubai, Geneva, Hong Kong, London, Mumbai, New York, Paris, Singapore, Sydney, Taipei, Tokyo, and Toronto among others. Our business model is global and product-driven, which allows us to centrally manage our resources while offering clients an expansive array of products across a broad range of markets and geographies. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

As a result of global market conditions and consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared decreased 20.8% from 542.5 million contracts in the three months ended June 30, 2008 to 429.7 million contracts in the three months ended June 30, 2009. This is in contrast to overall growth in our transaction volumes that we had experienced in prior years related to increased volatility in many of the markets in which we operate. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”. Furthermore, in light of the efforts of the US government and the US Federal Reserve to stimulate the national economy, interest rates have decreased dramatically over the past year, which was a factor that contributed to the decrease in our interest income from $345.8 in the three months ended June 30, 2008 to $112.2 in the three months ended June 30, 2009.

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

In July 2007, we completed an initial public offering of our common shares, after certain reorganization, separation and recapitalization transactions conducted with Man Group, plc, (collectively “the IPO”).

Significant Business Developments

Two-Year Term Facility

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”), which enabled us to prepay loans under our bridge facility that were otherwise due and payable on December 12, 2008. On April 16, 2009, we paid the outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 16, 2010 thus terminating all remaining obligations under the Two-Year Term Facility. In connection with the early repayment of the Two-Year Term Facility, we recorded a loss on extinguishment of debt of $9.7 million related to the accelerated amortization of debt issuance costs. See Note 8 to our unaudited consolidated financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate,

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets during fiscal 2009 and the first quarter of fiscal 2010. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation. In addition, the global equity markets have experienced significant declines, mortgage and corporate credit spreads have widened and on our first fiscal quarter of 2010, the U.S. dollar has appreciated against the Euro and British pound. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear, the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and/or cleared decreased 20.8% from 542.5 million contracts in the three months ended June 30, 2008 to 429.7 million contracts in the three months ended June 30, 2009. In recent periods of high volatility, we experienced a decrease in professional trader volumes as these customers tend to reduce trading during periods of significant volatility, as volatility decreased somewhat during our first fiscal quarter of 2010; professional trader volume has begun to recover. In addition, during times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2009, extreme volatility and widespread uncertainty can impact a client’s ability to take on or maintain positions, which has the effect of decreasing volumes.

All volume statistics presented herein for fiscal 2010 and 2009 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Our net interest income is also directly affected by principal transactions, such as fixed income, securities lending and interest rate collateralized transactions. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the compression of spreads experienced during the first quarter of fiscal 2010. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of the portfolio of client balances invested. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease the interest expense on our variable rate debt.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Results of Operations

Basis of Presentation

Management believes that our unaudited consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated balance sheets, statements of operations, cash flows, changes in shareholders’ equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

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

On April 1, 2009, we adopted (i) Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”) and (ii) FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), each of which is effective for our fiscal year ending March 31, 2010 and interim periods within such fiscal year. These standards require retrospective application and resulted in an adjustment to prior period financial statements. For the three months ended June 30, 2008 there was no impact to net income attributable to MF Global Ltd. For the year ended March 31, 2009 there was a $1.0 million net impact to the consolidated balance sheet and an $18.8 million impact to the changes in shareholders’ equity.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Three Months ended June 30, 2009 Compared to the Three Months ended June 30, 2008

	Three months ended June 30,
(Amounts in millions except share data)	2009	2008	% Change
Revenues
Execution only commissions	$79.3	$119.1	(33.4)
Cleared commissions	259.5	374.2	(30.7)
Principal transactions	45.7	63.2	(27.7)
Interest income	112.2	345.8	(67.6)
Other	13.6	11.6	17.2

Total revenues	510.4	913.9	(44.2)

Interest and transaction-based expenses:
Interest expense	36.1	238.8	(84.9)
Execution and clearing fees	142.1	232.7	(38.9)
Sales commissions	60.6	67.7	(10.5)

Total interest and transaction-based expenses	238.8	539.2	(55.7)

Revenues, net of interest and transaction-based expenses	271.5	374.7	(27.5)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	172.7	210.7	(18.0)
Employee compensation related to non-recurring IPO awards	8.8	17.7	(50.3)
Communications and technology	27.2	32.4	(16.0)
Occupancy and equipment costs	9.7	10.3	(5.8)
Depreciation and amortization	13.6	14.2	(4.2)
Professional fees	20.0	31.0	(35.5)
General and other	38.3	15.5	147.1
IPO-related costs	0.9	5.5	(83.6)
Impairment of intangible assets and goodwill	0.5	—	100.0

Total other expenses	291.7	337.2	(13.5)

Gains/(losses) on exchange seats and shares	0.6	(0.6)	200.0
Loss on extinguishment of debt	9.7	—	100.0
Interest on borrowings	10.5	14.2	(26.1)

(Loss)/income before provision for income taxes	(39.8)	22.6	(276.1)
(Benefit)/provision for income taxes	(14.4)	6.7	(314.9)
Equity in income/(loss) of unconsolidated companies (net of tax)	0.6	(0.9)	166.7

Net (loss)/income	(24.7)	14.9	(265.8)
Net income attributable to noncontrolling interest	0.4	0.6	(33.3)

Net (loss)/income attributable to MF Global Ltd.	$(25.2)	$14.4	(275.0)

(Loss)/ earnings per share:
Basic	$(0.27)	$0.12
Diluted	$(0.27)	$0.12
Weighted average number of common shares outstanding:
Basic	122,918,795	120,122,933
Diluted	122,918,795	121,995,205

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Overview

Revenues, net of interest and transaction-based expenses, decreased $103.2 million, or 27.5%, to $271.5 million for the three months ended June 30, 2009 from $374.7 million for the three months ended June 30, 2008. The decrease was primarily due to a 20.8% decrease in our total volumes of executed and/or cleared exchange-traded futures and option transactions from 542.5 million contracts for the three months ended June 30, 2008 to 429.7 million contracts for the three months ended June 30, 2009. The decrease of 112.8 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and regions, especially our professional trader volumes, as these customers tend to reduce trading during periods of significant volatility. The decrease in revenues, net of interest and transaction based expenses, was also due in part to lower net interest generated from client funds due to declining interest rates and the narrowing of short-term credit spreads coupled with the reduced duration in the investment of client funds. See “—Supplementary Data” for further details.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $45.5 million, or 13.5%, to $291.7 million for the three months ended June 30, 2009 from $337.2 million for the three months ended June 30, 2008. The decrease was primarily due to a reduction of $38.0 million in employee compensation and benefits (excluding non-recurring IPO awards) which correlates with decreased execution and clearing commissions, a reduction of $11.0 million in professional fees comprised of audit fees, legal fees and other consulting fees, a reduction of $8.9 million in stock-based compensation expense on our equity awards issued in connection with our IPO, a reduction of $5.2 million in communication and technology costs and a reduction of $4.6 million related to lower IPO-related costs. These reductions for the three months ended June 30, 2009 were partially offset by $16.3 million in foreign exchange translation losses.

Loss before provision for income taxes was $39.8 million for the three months ended June 30, 2009 compared to income of $22.6 million for the three months ended June 30, 2008. This loss was primarily due to decreased revenues, net of interest and transaction-based expenses and the $9.7 million loss on extinguishment of debt that we incurred in relation to the repayment of the Two-Year Term Facility which was partially offset by the decrease in other expenses mentioned above and an increase of $1.2 million in gains on exchange seats and shares.

We recorded a net loss of $24.7 million for the three months ended June 30, 2009 compared to net income of $14.9 million for the three months ended June 30, 2008. Net loss is impacted by the items discussed above, plus an increased tax rate resulting from a greater percentage of profits being generated in higher-tax jurisdictions and a lower vesting date fair value on equity compensation awards granted at IPO, which increased tax expense.

Revenues

Execution-only Commissions

Execution-only commissions decreased $39.8 million, or 33.4%, to $79.3 million for the three months ended June 30, 2009 from $119.1 million for the three months ended June 30, 2008. This decrease was partly due to a 15.6% decrease in our volume of execution-only exchange-traded futures and options transactions from 155.8 million contracts for the three months ended June 30, 2008 to 131.5 million contracts for the three months ended June 30, 2009. Volumes were impacted by the continuing self-execution of trades by clients on NYMEX, as they shift from floor-based to screen-based executions, as well as commission rate decreases due to larger institutional customers affected by market turmoil. We also experienced reduced volumes from middle market and smaller clients, whose rates tend to be more profitable, as they reduced their trading activity.

Cleared Commissions

Cleared commissions decreased $114.7 million, or 30.7%, to $259.5 million for the three months ended June 30, 2009 from $374.2 million for the three months ended June 30, 2008. This decrease was primarily due to a decrease of 22.9% in our volume of cleared exchange-traded futures and options transactions from 386.7 million contracts for the three months ended June 30, 2008 to 298.2 million contracts for the three months ended June 30, 2009. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions, in particular from professional traders, who tend to reduce trading during periods of significant volatility.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Principal Transactions

Principal transactions decreased $17.5 million, or 27.7%, to $45.7 million for the three months ended June 30, 2009 from $63.2 million for the three months ended June 30, 2008. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. This net interest income from these transactions was $42.8 million for the three months ended June 30, 2009 as compared to $36.5 million for the three months ended June 30, 2008. When factoring in net interest income from related financing transactions and the impact of equity swaps, which is how management views the business, principal transactions revenues decreased $11.2 million, or 11.2%, to $88.5 million for the three months ended June 30, 2009 from $99.7 million for the three months ended June 30, 2008. The decrease in principal transactions was attributable to reduced matched principal brokerage in foreign exchange and energy markets from $52.8 million in the prior period to $40.6 million for the three months ended June 30, 2009. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Interest income, net, decreased $30.9 million, or 28.9%, to $76.1 million for the three months ended June 30, 2009 from $107.0 million for the three months ended June 30, 2008. This decrease was primarily due to declining interest rates, which was partially offset by an increase in net interest generated from principal transactions and related financing transactions as described further below. The average federal funds rate in the United States decreased from 2.5% during the three months ended June 30, 2008 to 0.2% during the three months ended June 30, 2009. Net interest from client funds and excess cash decreased 52.8% from $70.5 million for the three months ended June 30, 2008 to $33.3 million for the three months ended June 30, 2009 due to (i) reduced rates earned on excess cash during the three months ended June 30, 2009, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances from last year to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash since last year, consistent with the trend in the market, to increase liquidity during these volatile times. The decline in interest income, net, was partially offset by a 17.3% increase in net interest generated from principal transactions and related financing transactions from $36.5 million for the three months ended June 30, 2008 to $42.8 million for the three months ended June 30, 2009. This increase was due to the wider spreads earned by our fixed income products this period, consisting of both repurchase and reverse repurchase transactions and stock borrowing and lending activities. See “—Supplementary Data” for further information on the components of net interest income.

Other Revenues

Other revenues increased $2.0 million, or 17.2%, to $13.6 million for the three months ended June 30, 2009 compared to $11.6 million for the three months ended June 30, 2008. This increase was primarily due to a $3.2 million settlement we received in relation to litigation regarding our prior acquisition of Refco assets. This settlement was offset by decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office and support services, all of which were affected by declining trading volumes.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees decreased $90.6 million, or 38.9%, to $142.1 million for the three months ended June 30, 2009 from $232.7 million for the three months ended June 30, 2008. This decrease was primarily due to a 20.8% decrease in our volume of executed and/or cleared exchange-traded futures and options transactions from 542.5 million contracts for the three months ended June 30, 2008 to 429.7 million contracts for the three months ended June 30, 2009. During the three months ended June 30, 2009, we experienced decreased transaction volumes in most of our principal markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased slightly from 0.9% of revenues, net of interest and transaction based expenses, for the three months ended June 30, 2008 to 1.4% of revenues, net of interest and transaction based expenses, for the three months ended June 30, 2009 primarily due to an error within interest rate products.

Sales Commissions

Sales commissions decreased $7.1 million, or 10.5%, to $60.6 million for the three months ended June 30, 2009 from $67.7 million for the three months ended June 30, 2008. This decrease was primarily due to declining trade activity as a result of lack of client confidence in the markets, unstable market conditions and investors not trading with the same frequency during the three

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

months ended June 30, 2009 as compared to the same period last year. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but exclude restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $38.0 million, or 18.0%, to $172.7 million for the three months ended June 30, 2009 from $210.7 million for the three months ended June 30, 2008. This decrease was primarily due to reduced variable compensation paid to employees based on sales, volume and profit contributions, offset in part by incremental increase in payroll expenses due to increased headcount, as well as a reduction in termination expenses of $5.5 million for the three months ended June 30, 2008 to $1.9 million for the three months ended June 30, 2009. Fixed front and back office compensation as a percentage of total employee compensation and benefits was 56.8% for the three months ended June 30, 2009 as compared to 39.0% for the three months ended June 30, 2008. Excluding termination costs, the ratio of fixed front and back office compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 55.7% in the three months ended June 30, 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, increased to 63.6% for the three months ended June 30, 2009 from 56.2% for the three months ended June 30, 2008. Excluding termination costs, employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction based expenses was 62.9% in the three months ended June 30, 2009.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards decreased $8.9 million, or 50.3%, to $8.8 million for the three months ended June 30, 2009 from $17.7 million for the three months ended June 30, 2008. This decrease is attributable to the decrease in non-vested restricted share and restricted share unit awards in the three months ended June 30, 2009. These expenses are considered non-recurring and directly attributable to the IPO.

Communications and Technology

Communications and technology expenses decreased $5.2 million, or 16.0%, to $27.2 million for the three months ended June 30, 2009 from $32.4 million for the three months ended June 30, 2008. This decrease was primarily due to reduced software licensing costs as well as reduced market data research and communications expenses, reflecting fewer clients during the three months ended June 30, 2009 as compared to the same period last year. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 10.0% for the three months ended June 30, 2009 from 8.6% for the three months ended June 30, 2008.

Occupancy and Equipment Costs

Occupancy and equipment costs decreased $0.6 million, or 5.8%, to $9.7 million for the three months ended June 30, 2009 from $10.3 million for the three months ended June 30, 2008, primarily due to higher costs incurred during the three months ended June 30, 2008 as a result of the relocation to new leased premises in London. This decrease was offset by increased costs due to the renewal of and additional leased office space in New York and Chicago. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.6% for the three months ended June 30, 2009 as compared to 2.7% for the three months ended June 30, 2008.

Depreciation and Amortization

Depreciation and amortization decreased $0.6 million, or 4.2%, to $13.6 million for the three months ended June 30, 2009 from $14.2 million for the three months ended June 30, 2008 due primarily to reduced amortization expense on intangible assets as a result of certain impairments in fiscal 2009. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.0% for the three months ended June 30, 2009 from 3.8% for the three months ended June 30, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Professional Fees

Professional fees decreased $11.0 million, or 35.5%, to $20.0 million for the three months ended June 30, 2009 from $31.0 million for the three months ended June 30, 2008 due primarily to the non-recurrence of $6.0 million of legal and consulting fees that are included in the three months ended June 30, 2008 and which were incurred in relation to the broker-related loss in fiscal 2008. In addition, we reduced professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.4% for the three months ended June 30, 2009 from 8.3% for the three months ended June 30, 2008.

General and Other

General and other expenses increased $22.8 million, or 147.1%, to $38.3 million for the three months ended June 30, 2009 from $15.5 million for the three months ended June 30, 2008. This increase was due primarily to a $20.5 million change in foreign currency translation expenses, as reflected in a move from gains of $4.2 million during the three months ended June 30, 2008 to losses of $16.3 million during the three months ended June 30, 2009. This loss during the three months ended June 30, 2009 included (i) a $4.1 million translation loss related to the Parabola litigation (see Note 13), which was recorded in May 2009; but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $12.2 million loss recorded related to a 13% adverse movement of the British Pound to U.S. Dollar exchange rate and a 6% adverse movement of the Euro to U.S. Dollar exchange rate. In addition, there were decreases of $1.8 million in travel and entertainment, $0.8 million in advertising costs and lower bad debt expense, decreasing from $0.4 million for the three months ended June 30, 2008 to $0 for the three months ended June 30, 2009. Bad debts decreased to 0.01% of revenues, net of interest and transaction based expenses for the three months ended June 30, 2009 as compared to 0.10% for the three months ended June 30, 2008. These decreases were offset by increased insurance premiums of $2.5 million and increased legal settlements of $1.8 million. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 14.1% for the three months ended June 30, 2009 from 4.1% for the three months ended June 30, 2008.

IPO-related Costs

We incurred costs of $0.9 million and $5.5 million, or approximately 0.3% and 1.5% of our revenues, net of interest and transaction-based expenses, for the three months ended June 30, 2009 and 2008, respectively, in connection with the IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we expensed these costs. The current year costs are primarily related to continuing Sarbanes-Oxley compliance. We expect these costs will continue to reduce in future periods.

Impairment of Intangible assets and Goodwill

We recorded an impairment charge of $0.5 million in the three months ended June 30, 2009 based on our impairment testing of goodwill and intangible assets during the three months ended June 30, 2009. Our assessment identified triggering events that required an impairment analysis to be performed related to goodwill and certain intangible assets. As a result of our analyses, we determined all of our goodwill was impaired. There was no such impairment charge recorded in the three months ended June 30, 2008.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares increased $1.2 million to gains of $0.6 million for the three months ended June 30, 2009 from losses of $0.6 million for the three months ended June 30, 2008. The amount of unrealized gains recorded is based on the fair market value movements of the remaining excess seats and shares we own. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of losses that we incurred as the result of the early repayment of the Two-Year Term Facility in April 2009. In repaying the Two-Year Term Facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million, which has been disclosed separately within our unaudited consolidated statement of operations for the three months ended June 30, 2009.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Interest on Borrowings

Interest on borrowings decreased $3.7 million, or 26.1%, to $10.5 million for the three months ended June 30, 2009 from $14.2 million for the three months ended June 30, 2008. This decrease was primarily due to lower levels of debt and a decrease in interest rates, particularly the LIBOR rate. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.9% for the three months ended June 30, 2009 from 3.8% for the three months ended June 30, 2008.

Provision for Income Taxes

Income taxes decreased $21.1 million from a tax expense of $6.7 million for the three months ended June 30, 2008 to tax benefits of $14.4 million for the three months ended June 30, 2009. Our effective income tax rate was 36.3% for the three months ended June 30, 2009, up from 29.8% for the three months ended June 30, 2008. The increase in the effective tax rate primarily relates to the increase in the effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in higher-tax jurisdictions and a lower vesting date fair value on equity compensation awards granted which increases taxes. Our effective tax rate on ongoing operations was 41.1% for the three months ended June 30, 2009 compared to 30.8% for the three months ended June 30, 2008.

Supplementary Data

Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense, although management views the business as including such amounts.

The table below calculates adjusted principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009
Principal transactions	$63.2	$69.2	$109.9	$45.3	$45.7
Net interest generated from principal transactions and related financing transactions	36.5	24.9	51.4	37.4	42.8

Total principal transactions revenue	$99.7	$94.1	$161.3	$82.7	$88.5

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009
Net interest generated from client payables and excess cash	$70.5	$75.6	$46.5	$34.3	$33.3
Net interest generated from principal transactions and related financing transactions	36.5	24.9	51.4	37.4	42.8

Total net interest income	$107.0	$100.5	$97.9	$71.7	$76.1

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

The table below calculates net revenues from client funds and excess cash:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009
Net interest generated from client payables and excess cash	$70.5	$75.6	$46.5	$34.3	$33.3
Principal transactions revenues from investment of client payables	(0.9)	2.1	31.1	(7.8)	0.2

Total net revenues from client payables and excess cash	$69.6	$77.7	$77.6	$26.5	$33.5

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of June 30, 2009 included: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks, which terminates in June 2012, under which we currently have $642.5 million outstanding ($857.5 million of which is undrawn at June 30, 2009); (ii) available excess cash in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. In October 2008, Lehman Commercial Paper Inc., one of the participating banks under our $1,500.0 million five-year unsecured revolving liquidity facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million. In addition, we have customer collateral, which is not included on our balance sheet and non-segregated customer payables, that can be re-hypothecated by us, and which we consider an additional layer of liquidity. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day clearing operations.

On April 16, 2009, we repaid the remaining outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity of July 2010. See Note 8 to our unaudited consolidated financial statements for further information.

Working Capital Needs

Our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our total working capital exclusive of non-earning assets and inclusive of our long-term borrowings. Our working capital decreased from March 31, 2009 to June 30, 2009 primarily due to the early repayment of the Two-Year Term Facility.

As of June 30 and March 31, 2009, total working capital was calculated as follows:

	June 30, 2009	March 31, 2009
	(Dollars in millions)
TOTAL ASSETS	$53,477.6	$38,835.6
Less Non-earning assets:

Receivables - Other	55.4	36.9
Memberships in exchanges, at cost	6.4	6.4
Furniture, equipment and leasehold improvements, net	63.5	62.7
Intangible assets, net	144.2	151.7
Other assets	201.1	191.4

Subtotal non-earning assets	470.6	449.0

Less Total liabilities:	52,037.5	37,387.9

Add Borrowings	864.6	1,086.8

TOTAL WORKING CAPITAL	$1,834.1	$2,085.5

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 12 to our unaudited consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at June 30, 2009 and March 31, 2009.

We have satisfied our primary requirements for working capital in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements. In OTC or non-exchange traded transactions, the amount of collateral we post is based upon our credit rating. Pursuant to our trading agreements with certain liquidity providers, if our credit rating falls, the amount of collateral we are required to post may increase.

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

As discussed above, we rely on uncommitted lines of credit from multiple sources to fund day-to-day clearing operations. If these lines of credit are not available to us, we may have to reduce our clearing business, which may negatively impact our revenues.

As a matter of policy, we maintain excess capital to provide liquidity during periods of unusual market volatility, which has been sufficient historically to absorb the impact of volatile market events. Similarly, for our brokerage activities in the OTC markets, involving transactions we broker as principal rather than as agent, we have adopted a futures-style margin methodology to protect us against price movements. A futures-style margin methodology allows us to reduce the amount of capital required to conduct this type of business because we are able to post client deposits, rather than our own funds, with clearing organizations or other counterparties, if required. In determining our required capital levels, we also consider the potential for counterparty default on a large transaction, which would require liquidity to cover such default, or a settlement failure due to mismatched settlement instructions. In many cases, other stock or securities can be pledged as collateral for secured lending to guard against such failure. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements.

Credit Facilities and Sources of Liquidity

As described above, we have a $1,500.0 million five-year unsecured committed liquidity facility, which we refer to as our “liquidity facility” with a syndicate of banks. As of June 30, 2009, we had $642.5 million in outstanding borrowings. We currently intend to keep $500.0 million in borrowings outstanding for the duration of the liquidity facility as long-term debt, with the remaining $857.5 million available to us as a committed facility. In addition to this $500 million, we have a further $142.5 million outstanding under the liquidity facility that is available for immediate use.

The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.40% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We pay a facility fee of 10 basis points per annum. Effective June 13, 2008, in connection with the Two-Year Term Facility, we increased the interest rate margin by 1.10% per annum only on $500.0 million outstanding under the liquidity facility. On January 16, 2009, the agreed interest rate increased to 1.50% per annum on the outstanding balance due to a change in our credit ratings. In the event our credit ratings are further downgraded beyond a certain level, the rate on the $500.0 million outstanding will increase to 1.85% and the rate on the other outstanding amounts will increase to 0.525%. The liquidity facility contains financial and other covenants. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620.0 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the liquidity facility.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the liquidity facility will become due and we will not be permitted to make any further borrowings under the liquidity facility. At June 30, 2009, we were not in default of our covenants under the liquidity facility.

We also have other credit agreements with financial institutions in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges on which we conduct business. As of June 30, 2009, we had $23.0 million of issued letters of credit.

As of June 30, 2009, due to the repayment of our Two-Year Term Facility, our long-term capital decreased to $1,212.3 million from $1,378.6 million, as of March 31, 2009. Management views long-term capital as all sources of debt and equity from our consolidated balance sheet which includes excess capital. However, our available liquidity and long-term capital decreased by $109.5 million from $3,672.6 million for the fiscal year ended March 31, 2009 to $3,563.1 million for the three months ended June 30, 2009. An analysis of our liquidity position is as follows:

(Dollars in millions)
Client Assets	June 30, 2009	March 31, 2009
Non-Segregated Payables to customers	$936.3	$921.5
Non-Segregated Collateral	557.0	515.0

	1,493.3	1,436.5
Undrawn Liquidity Sources
Liquidity Facility - Undrawn Portion (1)	857.5	857.5

	857.5	857.5
Long-Term Capital
Shareholders’ Equity	1,215.9	1,223.6
Preferred Shares (Notional Value)	300.0	300.0
Liquidity Facility	500.0	500.0
Term Loan	—	240.0
Convertible Notes (Par Value)	205.0	205.0
Less: Non-Earning Assets (2)	(470.6)	(449.0)
Less: Required Capital	(538.0)	(641.0)

	1,212.3	1,378.6
Total Available Liquidity and Long-Term Capital (3)	3,563.1	3,672.6
Plus: Non-Earning Assets	470.6	449.0
Plus: Required Capital	538.0	641.0
Plus: Client Liquidity Needs	142.5	142.5

Total Liquidity Position	$4,714.2	$4,905.1

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

(2)	Non-earning assets consists of other receivables, memberships in exchanges, furniture, equipment and leasehold improvements, goodwill, intangible assets and other assets.
(3)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Credit Ratings

Standard & Poor’s (“S&P”) currently assigns us a long-term credit counterparty rating of “BBB”. On February 25, 2009, S&P placed us on negative outlook as part of its ongoing review of our business and, as of the date of this report, S&P is currently engaged in an annual review of our company’s credit rating and in connection therewith is meeting with the Company. As a result of this current review and our current discussions with S&P, it is possible that S&P will issue a downgrade of our credit rating. In addition, in the future, as a result of any number of circumstances, S&P or any other rating agency that rates us or our securities could issue a ratings action of our credit rating.

In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and there can be no assurance that we will maintain our credit ratings. In addition, ratings agencies have themselves been subject to scrutiny arising from the financial crisis and there is no assurance that rating agencies will not make or be required to make substantial changes to their ratings policies and practices or that such changes would not affect ratings of our securities or of securities in which we have an economic interest. Any decrease, or potential decrease, in our credit ratings could impact our access to the capital markets and/or increase the cost of debt, and thereby adversely affect our liquidity, results of operation or financial condition.

In particular, a downgrade in our ratings would increase the interest that we pay on outstanding balances under our liquidity facility by approximately $3.0 million a year. Additionally, our clearing contracts for investment products managed by Man Investments, the asset management division of Man Group, are subject to cancellation by the applicable Man Investments fund in the event that our credit ratings fall below both BBB (Standard & Poor’s) and Baa1 (Moody’s) (or the equivalent), which in turn would adversely affect revenues that we earn from these contracts. Moody’s Investor Services currently assigns us a long-term credit counterparty rating of Baa2. Brokerage services (including execution and clearing services) performed by the Company for Man Group accounted for less than 1.0% of our revenues, net of interest and transaction-based expenses for both the fiscal year ended March 31, 2009 and the quarter ended June 30, 2009. For a discussion on clearing commissions we earned in connection with these contracts, see Note 15 to our unaudited consolidated financial statements. Furthermore, certain of our derivative trading agreements contain provisions requiring us to post collateral according to our long-term credit ratings. A change in our rating could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. If our long-term credit rating had a one-notch or two-notch reduction as of June 30, 2009, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $48 million or $50 million, respectively. See Note 17 to our unaudited consolidated financial statements for a further discussion. Our customer relationships or opportunities for future relationships could be adversely affected because customers may choose to do business with institutions having higher ratings. Each of these potential outcomes from a ratings downgrade could adversely affect our liquidity, results of operations or financial condition.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Analysis of Cash Flows

We prepare our consolidated statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net increases/(decreases) in cash and cash equivalents:

(Dollars in millions)	Three months ended June 30,
	2009	2008
Cash flows from:
Operating activities	$416.2	$353.2
Investing activities	(5.9)	1.3
Financing activities	(230.3)	222.0
Effect of exchange rate changes	3.0	(4.1)

Net increase in cash and cash equivalents	$183.0	$572.4

Operating Activities

Net cash provided by operating activities was $416.2 million in the three months ended June 30, 2009, compared to $353.2 million in the three months ended June 30, 2008. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the three months ended June 30, 2009, we recorded a loss on extinguishment of debt of $9.7 million related to the early repayment of the Two-Year Term Facility. We also recorded impairment charges of $0.5 million related to goodwill. Changes in working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased, (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements and therefore, the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the three months ended June 30, 2009, and 2008, these arrangements resulted in net cash provided of $5,579.3 million and net cash used of $1,743.0 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the three months ended June 30, 2009, and 2008, resulting in cash used of $6,763.1 million, and cash provided of $1,664.8 million, respectively. Overall, in the three months ended June 30, 2009, the movements in these arrangements drove the increase in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the three months ended June 30, 2009 resulted in cash provided of $514.8 million compared to $146.7 million for the three months ended June 30, 2008.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2009 to June 30, 2009, and we analyze the changes to our client activities and how we have financed this as follows:

(Dollars in billions)	6/30/2009	3/31/2009	Change
Drivers of Liquidity - Client Activity
Receivables - Customers, net of allowances	$0.4	$0.4	$—
Payables - Customers	(11.4)	(11.9)	(0.5)

Receivables - Brokers, dealers, and clearing organizations	4.0	2.4	(1.6)
Payables - Brokers, dealers, and clearing organizations	(4.2)	(1.1)	3.1

Net sources/(uses)				1.0

Yield Enhancement Activities
Cash and cash equivalents	0.8	0.7	(0.1)
Restricted cash and segregated securities	9.2	9.7	0.5
Securities purchased under agreements to resell	18.3	12.9	(5.4)
Securities sold under agreements to repurchase	(28.5)	(14.4)	14.1

Net			9.1

Securities borrowed	10.2	8.6	(1.6)
Securities loaned	(4.4)	(6.1)	(1.7)

Net			(3.3)

Securities owned, at fair value	9.9	3.6	(6.3)
Securities sold, not yet purchased, at fair value	(2.4)	(2.9)	(0.5)

Net			(6.8)

Net funding sources/(uses)				(1.0)

Net cash inflow/(outflow)				$—

Investing Activities

Net cash used in investing activities was $5.9 million during the three months ended June 30, 2009, as compared to cash provided of $1.3 million for the three months ended June 30, 2008. In general, our investing activities primarily relate to acquisitions and proceeds received from the sale of seats and shares, offset by the purchase of exchange memberships and furniture, equipment and leasehold improvements. In the three months ended June 30, 2009, we received cash of $0.1 million from the sale of exchange seats and shares, which was offset by $5.4 million of cash used to purchase furniture, equipment and leasehold improvements and $0.5 million paid as contingent consideration for historical acquisitions. In the three months ended June 30, 2008, we received cash of $8.8 million from the sale of exchange seats and shares, which was partially offset by $2.7 million distributed as additional contingent consideration for the acquisition of FXA Securities, Ltd. in June 2007, as well as $4.9 million of cash used to purchase furniture, equipment and leasehold improvements.

Financing Activities

Net cash used in financing activities was $230.3 million during the three months ended June 30, 2009, as compared to cash generated of $222.0 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, these financing activities mainly related to the early repayment of the outstanding balance under the Two-Year Term Facility of $240.0 million and the payment of preferred dividends of $7.7 million, which was offset by an increase of $17.4 million in other short-term borrowings.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

For the three months ended June 30, 2008, our financing activities primarily related to changes in our capital structure. These activities included drawing down $350.0 million from the liquidity facility for purposes of paying down a portion of the $1,400 million bridge facility taken out in connection with the IPO. In addition, during that period, we issued $210.0 million in aggregate principal amount of 9.00% convertible senior notes due 2038 and $150 million in aggregate liquidation preference of 9.75% non-cumulative Convertible Preference Shares, Series B, which yielded proceeds of $128.9 million, net of issuance of costs in each case, which was partially offset by a repayment of other short-term borrowings of $35.8 million.

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

Replacement Capital Covenant

On July 18, 2008, in connection with the issuance of the Series A Preference Shares, we entered into a replacement capital covenant, whereby we agreed for the benefit of certain of our debtholders identified therein, including initially the holders of our 9.00% Convertible Senior Notes due 2038, that we would not redeem or repurchase the Series A Preference Shares on or before July 18, 2018 except out of the proceeds from the issuance of certain qualified equity and/or equity-related securities and pursuant to the other terms and conditions set forth in the replacement capital covenant. This description of the replacement capital covenant is a summary and does not purport to be a complete description of all the terms and it is qualified in its entirety by reference to the replacement capital covenant, which was filed on July 18, 2008 with our Current Report on Form 8-K as Exhibit 1.1 filed.

Contractual Obligations

Other than the early repayment of the Two-Year Term Facility discussed above, there were no other material changes to the contractual obligations table as stated in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Other Recent Developments

In June 2009 we advanced our strategy of diversifying our product offerings by launching our Alternative Investment Strategies (AIS) group. The AIS group will provide qualified retail and institutional investors with access to the fast-growing managed futures sector through a direct asset placement program of managed accounts. In addition to the direct access placement program, the AIS group will enter the fund management business, which we expect will diversify our revenue sources with revenue that is less dependent on market conditions.

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

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

We adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) as of April 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. For financial instruments measured at fair value, changes in fair value are recognized in earnings within Principal transactions in the Consolidated Statements of Operations. Consistent with market convention, we mark our financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

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

Securities owned, Securities sold, not yet purchased, certain Securities purchased under agreements to resell, certain Securities sold under agreements to repurchase and derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange-traded equities and U.S. government securities as well as futures and options traded on exchanges.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt, certificates of deposit, resale and repurchase agreements; as well as over the counter forwards, swaps, and options.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

Changes in unrealized gains and losses relating to assets or liabilities still held at the end of the period are reported in Principal transactions revenues in the unaudited consolidated statements of operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products within a higher Level (either Level 1 or 2). We generally maintain a matched book, which means positions with one counterparty are generally offset with opposite transactions with other dealers or counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Refer to Note 17 to the unaudited consolidated financial statements, Fair Value Measurements and Derivative Activity, for the analysis prepared as of June 30, 2009.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Critical Accounting Policies and Estimates

The preparation of our unaudited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our unaudited consolidated financial statements and on the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. We consider these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact our financial statements. We believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on our financial condition or operating performance is material.

Our critical accounting policies and estimates are summarized in Item 7 of our 2009 Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing, non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in SFAS No. 168 will become non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 in the second quarter of fiscal 2010 and will make reference to accounting and reporting standards in our consolidated financial statements in accordance with SFAS No. 168 upon adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a variable-interest entity (VIE) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009. We will adopt SFAS No. 167 in the first quarter of fiscal year 2011 and are currently evaluating the impact it will have on our consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practice issues involving the accounting for transfers of financial assets as sales or secured borrowings. SFAS No. 166 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. We will adopt SFAS No. 166 in the first quarter of fiscal year 2011 and are currently evaluating the impact it will have on our consolidated financial statements upon adoption.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The guidance in FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP EITF 03-6-1 during the three months ended June 30, 2009 with no material impact on our consolidated financial statements.

MF GLOBAL LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 during the three months ended June 30, 2009. See Note 1 to our unaudited consolidated financial statements for further details on the impact of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted SFAS No. 160 during the three months ended June 30, 2009. See Note 1 to our unaudited consolidated financial statements for further details on the impact of adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to numerous risks in the ordinary course of our business and effective risk management is critical to the success of our business. We have a comprehensive risk management structure and processes to monitor, evaluate and manage the principal risks we assume in conducting our business. The principal risks we face include:

•	market risk;

•	credit risk;

•	regulatory capital risk;

•	liquidity risk; and

•	operational risk.

Market Risk

Market risk is defined as the risk of loss that arises from fluctuations in values of, or income from, assets and liabilities as a result of movement in market rates or prices. We are exposed to a degree of market risk inherent in conducting our business and managing the assets and liabilities of our global operations including, interest rate and foreign exchange risk and, to a lesser extent, equity and commodity risk.

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments that we hold. We are exposed to interest rate risk on various forms of debt that we owe, client cash and margin balances and positions we carry in fixed income securities, equity securities, options and futures. To manage the assets and liabilities of our company and related interest obligations we invest in various financial instruments in accordance with our internal risk policy. For further information related to our hedging activities, see Note 2 to our unaudited consolidated financial statements.

Any changes in interest rates can adversely change our interest income relative to our interest expenses. Where we invest in financial instruments, the interest rate risk is closely managed, and we may seek to mitigate the associated interest rate risk by using a combination of cash instruments and listed and OTC derivatives to hedge our exposure.

Foreign exchange risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of our assets located outside of the United States. We are exposed to movements in foreign exchange rates since we must keep part of our assets and liabilities in foreign currencies to meet operational, expense, regulatory and other obligations of our non-U.S. operations.

Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and Euros. The largest percentage of our revenues is denominated in U.S. dollars while a large portion of our non-U.S. dollar expenses is denominated in British pounds. As a result, our earnings can be affected by changes in the U.S. dollar/British pound and U.S. dollar/Euro exchange rates and to a lesser extent to other currencies including those of the Asia Pacific region. We may seek to mitigate our exposures to foreign currency exchange rates through hedging transactions.

The table below shows the approximate increase in our other expenses for the three months ended June 30, 2009 due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$4.5
Australian dollar	10%	$0.6
Euros	10%	$0.6
Singapore dollar	10%	$0.5

Further, although we generally execute transactions on a matched principal basis, the market risk exposure reflected in the value-at-risk measure noted below includes the risk associated with limited interest rate, foreign exchange, equity and commodity positions taken for our own account to support and facilitate client orders as well as limited relative value positions taken by the business.

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value of our principal positions due to adverse market movements over a defined time horizon within a specified confidence level.

As of June 30, 2009, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $2.7 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of segregated client funds.

The modelling of the risk characteristics of our principal positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating value-at-risk, and different assumptions and/or approximations could produce materially different estimates of value-at-risk.

We use the historical simulation approach to estimate our value-at-risk, which involves constructing a distribution of hypothetical daily changes in the value of our positions based on market risk factors embedded in the current portfolio and historical observations of daily changes in these factors. Our method uses historical data in simulating potential changes in market risk factors.

It is implicit in a historical simulation value-at-risk methodology that positions will have offsetting risk characteristics, referred to as a diversification benefit. We measure the diversification benefit within our portfolio by historically simulating how the positions in our current portfolio would have behaved in relation to each other based on historical market conditions (as opposed to using a static estimate of a diversification benefit, which remains relatively constant from period to period). Thus, from time to time there will be changes in our historical simulation value-at-risk due to changes in the diversification benefit across our portfolio of financial instruments.

Value-at-risk measures have inherent limitations including:

•	historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors;

•	value-at-risk measurements are based on current positions, while future risk depends on future positions;

•	value-at-risk measurements are based on a one day measurement period and do not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	value-at-risk is not intended to capture worst case scenario losses and we could incur losses greater than the value-at-risk amounts reported.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

		June 30, 2009
Risk Categories	(1)	Average	Minimum	Maximum
(Dollars in thousands)
Energy		$121	$83	$184
Equities		55	—	163
Foreign Exchange		120	91	140
Interest Rate		2,671	2,617	2,777
Metals		165	152	176
Agricultural products		24	18	29
Diversification effect	(2)	(450)	(295)	(707)

Total		$2,706	$2,666	$2,762

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

(2)	The difference between total value-at-risk and the sum of the value-at-risk for the six risk categories. This arises because the market risk categories are not perfectly correlated.

Credit Risk

Credit risk is the possibility that we may suffer a loss from the failure of clients or counterparties to meet their financial obligations at all or in a timely manner. Our business, acting as both an agent and principal in providing execution and clearing services for listed and OTC transactions, exposes us to credit risk. Sources of our exposure to credit risk are described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and includes exposure to:

•	Counterparties with whom we place both our own funds or securities and those of our clients;

•	Issuers of the securities that we hold for our own account, either directly or indirectly;

•	Client and counterparty losses arising from adverse market moves that they are unable or unwilling to meet;

•	Clients and counterparties to whom we extend financing lines;

•	Clients and counterparties through clearing and settlement operations;

•	Clients who owe us commissions; and

•	Credit concentration risks.

In addition to the exposures described above and as discussed in the risk factors section of our Annual Report on Form 10-K, we are also exposed to risks arising from doing business in international markets that may increase our counterparty and customer risk. For example, local laws could be unfavorable to our business or favor our customers, competitors and counterparties in an unanticipated manner; local laws or potentially unstable or adverse political climates may increase the difficulty in enforcing the contractual obligations of our clients; and the regulatory requirements in some of the markets in which we operate may not be clearly defined and subject to unexpected changes, which could hinder or prevent us from seeking recourse in the event of counterparty or client default.

Our exposure to the credit risks associated with our clients’ trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Our credit exposures arise both in relation to contractual positions that are essentially fixed in amount, such as bank deposits, and also in relation to derivative contracts whose values change as market prices change. For such derivative contracts, the credit risk does not depend solely on the current value of the contract, but also on the potential value of the exposure (net of any margin held as collateral).

Our default risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations under a cash or derivative contract, we could incur a loss when we cover the resulting open position because the market price has moved against us. Settlement risk is the possibility that we may pay or release assets to a counterparty and fail to receive the settlement in turn.

Our sources of credit risk are managed and controlled as follows:

We have an independent global credit function that performs credit reviews of our counterparties and clients. The credit process includes undertaking due diligence, financial analysis, reviewing past and intended trading activities, as well as internally rating our clients. The credit review process also includes assigning counterparty or client level trading and position limits, issuer limits, country limits and other types of credit limits to control and limit our credit exposure to individual counterparties as well as to credit concentrations. The limits that are assigned are reflective of the various elements of the assessed credit risk and are revised given changes in the credit profile of the counterparty.

For margined transactions, a large portion of our clearing business, our clients are required to maintain margin accounts with collateral to support their open trading positions. Most clients are required to cover initial and variation margin requirements within 24 hours. Our principal credit risk arises when we must pay the required margin to exchanges as a clearing member before we receive margin from clients during this period. Although we initially establish each client’s margin requirement at the level set by the respective exchanges, we have the ability to increase the requirements to levels we believe are sufficient to cover their open positions. However, where a client’s trading activity or adverse market changes may cause that client’s margin collateral to be inadequate to support their trading obligations, we are exposed to a potential credit loss. To assess the adequacy of margins in changing market environments we conduct a variety of stress tests and, if required, intra-day margin calls are made on clients that reflect market movements affecting client positions. We also generally reserve the right to liquidate any client position immediately in the event of a failure to meet a margin call.

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

In addition to the credit review process, we employ a number of stress-testing and other techniques to closely monitor the market environment and our client’s risk of default based upon the exposure created by their open positions. These techniques may include:

•	establishing risk parameters based on analysis of historical prices and product price volatility;

•	intra-day and end-of-day risk limit, position and trade monitoring to identify any accounts trading beyond pre-set limits and parameters;

•	market risk analysis and evaluation of adequacy of margin requirements for traded products; and

•	intra-day stress analysis for material market moves or accounts with material position taking.

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

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. Regulatory authorities may increase or decrease these requirements from time to time. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example, we are currently awaiting confirmation from the United Kingdom’s Financial Services Authority on the level of future European capital requirements, which are being changed as a consequence of the rule changes arising from the implementation of the European Union’s Capital Requirements Directive on January 1, 2008.

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

To manage our liquidity risk we have established a liquidity policy that seeks to ensure that we maintain access to sufficient, readily available liquid assets and committed liquidity facilities. These are available to both our unregulated and regulated subsidiaries to ensure that we can meet our financial obligations as they become due under both normal and adverse market conditions. We also evaluate the impact of adverse market conditions on our liquidity risk and adjust our liquid assets appropriately.

Our policy requires that we have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks ($857.5 million of which is undrawn at June 30, 2009). In October 2008, Lehman Commercial Paper Inc., one of the participating banks of the aforementioned credit facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Brothers will not fund the balance of its loan commitment, which is $50.0 million. We also have other uncommitted credit agreements with financial institutions in the form of trading relationships to support the business in respect of settlement and intra-day requirements. We anticipate accessing these facilities and credit lines from time to time.

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

Operational risk is inherent in each of our company’s businesses, support and control activities; therefore, the primary day-to-day responsibility for managing operational risk rests with these areas. Each area has established processes, systems and controls to manage operational risk and reports on losses, control and performance metrics and issues. These reports are summarized for senior management and governance committees. Additionally, we consider the inherent operational risk in new products, systems and business activities as they are developed or modified.

As a diversified financial services firm, we also rely on an extensive technology platform that includes the utilization of vendor services and software as well as internally developed applications. We mitigate our technology exposures through the implementation of standard controls, contractual agreements and performance monitoring. More broadly, we have an on-going business continuity management program designed to enable the organization to recover and restore business activities in the event of a disaster or other business disruption.

As deemed prudent, we seek to mitigate the financial effect of certain operational risk events through insurance coverage and may hold economic capital to absorb potential losses.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. We, Man Group, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. We made a motion to dismiss which has been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs have made a motion to file an amended Complaint, which is pending. Because the motion to dismiss was made before discovery, the litigation is in its early stages, and in the event plaintiffs successfully replead or appeal we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

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

•

Retention of Consultants. Our Nominating and Corporate Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, us, on matters relating to the unauthorized trading incident. FTI Consultants advised on technology-related matters and Promontory Financial Group advised on policies and procedures in the risk aspects of our business.

•

Insurance Claim. We filed a claim under our Fidelity Bond Insurance (“the Bond”), which provided coverage for wrongful or fraudulent acts of employees (subject to certain exceptions), seeking indemnification for this loss. This insurance coverage has changed since the claim was made and such coverage may change further in the future when the policy is renewed. After months of investigation, our Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against us in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. We believe the insurers’ position to be in error and will seek to enforce our right to payment in court.

Commodity Futures Trading Commission Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. In the notice, Division of Enforcement staff indicated that it is considering recommending to the Commission that a civil proceeding be commenced against us and the two individuals, in which the Commission would assert that we and the two individuals violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that we and the individuals presented or participated in the submission of information to the exchange that falsely represented the dates on which the trades in question occurred. We and the individuals dispute the contentions of the Division of Enforcement staff and have submitted a written statement to the Division of Enforcement, setting forth the reasons why we believe no proceeding should be brought. It is not yet certain what action the CFTC will take. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by the U.S. Attorney’s Office in the Southern District of New York, which has brought an indictment in a related matter, and by a New York County Grand Jury. The CFTC and the SEC have also been involved in the investigation and each has brought cases in related matters. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. In connection with this investigation, we have been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the antifraud provisions of CFTC Regulation 33.10 and us with derivative liability for the broker’s actions. The CFTC investigation is ongoing and it is not yet certain what action the CFTC may take against us or our broker. We established an accrual of $10.0 million in fiscal 2008 to cover the potential of CFTC civil monetary penalties in this matter and the two matters referred to above under the captions, “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Investigation” and “Commodity Futures Trading Commission Potential Action.” This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in our London office between July 2001 and February 2002. The claimants sought £3.2 million (approximately $5.3 million) in damages and speculative claims, including claims for lost profits, of up to an additional £28.0 million (approximately $46.1 million). Mediation began in April 2008 but was not successful and a trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against us in the amount of £19.29 million plus interest and costs. We have appealed this judgment. An expense of $8.0 million was recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for expected insurance proceeds of $23.5 million.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

Our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. §1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. We are unsure of whether plaintiffs will pursue the State Court action. Since the case is in its earliest stages, it is difficult to determine exposure, if any. We intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the U.S. District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Proceedings have been instituted against our U.K. subsidiary by the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. Our U.K. subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The claim alleges, inter alia, that we were complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that we knowingly benefited from assets received in breach of such fiduciary duties. The claim further alleges we are liable to account for funds lost through transactions executed by such directors with our U.K. company which are alleged to amount to $18.0 million. The Leaderguard liquidator dismissed the action on July 17, 2009. No provision for losses was recorded in connection with this matter.

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

Voiran Trading Limited

On December 29, 2008, we received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”). The letter alleges that our U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This potential litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MF Global Inc. in June 2009 on the theory that our withdrawal of $50.2 million within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. We believe there are substantial defenses available to us and we intend to resist the Trustee’s attempt to recover those funds from us. In addition, to the extent the Trustee recovered any funds from us, we would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages and litigation has just commenced. No provision for losses has been recorded in connection with this claim.

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and us, among others, in the US District Court for the Eastern District of NY, alleging that we, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. The litigation is in its earliest stages. We believe we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, we were sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that we “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $0.01 million each. We believe we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, we formally requested that Man Group (our largest shareholder and former parent company) make a payment of $29.8 million that Man Group owes to us in connection with the recapitalization of our balance sheet at the time of the IPO in fiscal 2008. Man Group has demanded arbitration and we have agreed to an arbitration by the London Court of International Arbitration. As a result of this unresolved claim, at March 31, 2009, we recorded a receivable of $29.8 million in shareholders’ equity. If we prevail in our claim, we would expect to restore our shareholders’ equity by the amount we receive from Man Group (if any) and, if we are not successful, we would expect to write off the receivable to additional paid in capital and not to increase our shareholders’ equity. The reduction in shareholders’ equity does not affect amounts reported in our earnings, our income statement or our cash position for any prior period and we do not expect the resolution of the claim, whether favorable to us or not, to affect our earnings or our income statement for the current or any future period, although any amounts we recover would increase our cash position. This matter is in its very earliest stages and we intend to pursue this claim vigorously.

Morgan Fuel/Bottini Brothers

MF Global Inc. (“MFG”) and MF Global Market Services LLC (“Market Services”) are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”) and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the “Bottinis”). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

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

For a discussion of our potential risks and uncertainties, see the information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC, and which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

To best support our business and growth strategies, and more specifically, our focus on diversifying our business within financial services, we are in the process of evaluating whether to move our corporate domicile from Bermuda to the United States. If we were to complete this move, our parent company would be organized under the corporate laws of Delaware. We are considering this move as a way of improving our position in light of, and increasing our flexibility to respond to, our current and anticipated competitive and regulatory landscape. In connection with this evaluation, and to maintain flexibility, we have sought and obtained an amendment to our five-year revolving credit facility that allows (but does not require) us to move our corporate domicile from Bermuda to Delaware by means of a continuance, creating a new holding company or similar corporate transaction. Because we are evaluating whether to move our corporate domicile, and because we have not made any final decision with respect to how we would change our corporate domicile, the timing, process and impact of such a move to our company cannot be predicted at this time. Further, because of the foregoing, our plans with respect to such a move could change.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement between MF Global Ltd. and Laurie R. Ferber, dated May 15, 2009.

10.2	First Amendment, dated as of July 24, 2009, to that certain 5-Year Revolving Credit Facility, dated as of June 14, 2007 by and among MF Global Finance USA Inc., MF Global Finance Europe Limited, MF Global Ltd., the several banks and other financial institutions parties thereto, Citibank N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the parties named as documentation agents thereto.

10.3	Form of Share Option Award Agreement

10.4	Form of Restricted Share Unit Award Agreement (Cliff Vesting)

10.5	Form of Restricted Share Unit Award Agreement (Ratable Vesting)

31.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

By:	/s/ Bernard W. Dan
Name:	Bernard W. Dan
Title:	Chief Executive Officer

By:	/s/ J. Randy MacDonald
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: August 7, 2009