Form 10-Q
period 2009-09-30
MF Global Ltd.
filed 2009-11-06
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding of the registrant as of September 30, 2009, was 121,530,594.

MF GLOBAL LTD.

INDEX TO FORM 10-Q

PART I. – FINANCIAL INFORMATION

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Revenues
Execution only commissions	$79,647	$106,969	$158,935	$226,032
Cleared commissions	262,795	370,682	522,320	744,855
Principal transactions	40,182	69,235	85,893	132,396
Interest income	100,835	272,259	213,024	618,078
Other	9,374	14,322	23,012	25,963

Total revenues	492,833	833,467	1,003,184	1,747,324

Interest and transaction-based expenses:
Interest expense	35,082	171,726	71,208	410,523
Execution and clearing fees	146,257	220,965	288,392	453,668
Sales commissions	59,452	67,888	120,024	135,591

Total interest and transaction-based expenses	240,791	460,579	479,624	999,782

Revenues, net of interest and transaction-based expenses	252,042	372,888	523,560	747,542

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	164,409	214,561	337,078	425,226
Employee compensation related to non-recurring IPO awards	9,168	17,237	18,013	34,981
Communications and technology	28,663	31,474	55,821	63,900
Occupancy and equipment costs	9,766	11,229	19,467	21,484
Depreciation and amortization	14,241	13,993	27,859	28,158
Professional fees	17,380	19,034	37,382	50,054
General and other	21,382	31,824	59,713	47,319
IPO-related costs	23	5,267	894	10,735
Impairment of goodwill	618	—	1,160	—

Total other expenses	265,650	344,619	557,387	681,857

Gains on exchange seats and shares	10,606	15,765	11,244	15,117
Loss on extinguishment of debt	—	—	9,682	—
Interest on borrowings	9,987	21,986	20,512	36,203

(Loss)/income before provision for income taxes	(12,989)	22,048	(52,777)	44,599
(Benefit)/provision for income taxes	(4,977)	11,201	(19,403)	17,927
Equity in income/(loss) of unconsolidated companies (net of tax)	310	(754)	930	(1,632)

Net (loss)/income	(7,702)	10,093	(32,444)	25,040
Net income attributable to noncontrolling interest	631	682	1,041	1,238

Net (loss)/income attributable to MF Global Ltd.	$(8,333)	$9,411	$(33,485)	$23,802

Dividends declared on preferred stock	7,678	3,238	15,356	3,238
Cumulative and participating dividends	—	2,677	—	3,985

Net (loss)/income applicable to common shareholders	$(16,011)	$3,496	$(48,841)	$16,579

(Loss)/earnings per share (see Note 11):
Basic	$(0.13)	$0.03	$(0.40)	$0.14
Diluted	$(0.13)	$0.03	$(0.40)	$0.14
Weighted average number of common shares outstanding:
Basic	123,254,930	120,503,557	123,087,787	120,279,627
Diluted	123,254,930	120,503,557	123,087,787	120,279,627

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2009	March 31, 2009
Assets
Cash and cash equivalents	$796,794	$639,183
Restricted cash and segregated securities	9,641,583	9,670,494
Securities purchased under agreements to resell (including $16,823,662 and $0 at fair value, respectively)	21,596,697	12,902,670
Securities borrowed (including $2,918,328 and $0 at fair value, respectively)	12,084,932	8,624,906
Securities received as collateral	53,013	54,488
Securities owned ($9,008,449 and $3,202,430 pledged, respectively)	11,587,792	3,605,908
Receivables:
Brokers, dealers and clearing organizations	2,692,686	2,473,341
Customers (net of allowances of $24,552 and $24,585, respectively)	579,886	415,532
Affiliates	—	95
Other	40,681	36,884
Memberships in exchanges, at cost (market value of $20,886 and $19,375, respectively)	6,565	6,370
Furniture, equipment and leasehold improvements, net	67,917	62,717
Intangible assets, net	136,608	151,688
Other assets	208,812	191,359

TOTAL ASSETS	59,493,966	38,835,635

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	152,291	148,835
Securities sold under agreements to repurchase (including $8,201,513 and $0 at fair value, respectively)	32,403,380	14,271,698
Securities loaned	4,747,119	5,951,679
Obligation to return securities borrowed	53,013	54,488
Securities sold, not yet purchased, at fair value	5,142,509	2,884,591
Payables:
Brokers, dealers and clearing organizations	2,414,169	1,077,379
Customers	12,242,492	11,766,390
Affiliates	—	1,602
Accrued expenses and other liabilities	191,182	293,207
Long-term borrowings	698,681	938,007

TOTAL LIABILITIES	58,044,836	37,387,876

Commitments and contingencies (Note 13)
Preference shares, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,035	128,035

EQUITY
Common shares, $1.00 par value per share; 1,000,000,000 shares authorized,
121,494,897 and 120,723,046 shares issued and outstanding, respectively	121,495	120,723
Treasury shares	(202)	(97)
Receivable from shareholder	(29,779)	(29,779)
Additional paid-in capital	1,353,921	1,335,449
Accumulated other comprehensive loss (net of tax)	(9,931)	(24,015)
Accumulated deficit	(224,982)	(191,497)
Noncontrolling interest	14,406	12,773

TOTAL EQUITY	1,224,928	1,223,557

TOTAL LIABILITIES AND EQUITY	$59,493,966	$38,835,635

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(32,444)	$25,040
Less: Net income attributable to noncontrolling interest	1,041	1,238

Net (loss)/income attributable to MF Global Ltd.	$(33,485)	$23,802
Adjustments to reconcile net (loss)/income attributable to MF Global Ltd. to net cash provided by operating activities:
Gains on sale of exchange seats and shares	(257)	(14,705)
Depreciation and amortization	27,859	28,158
Stock-based compensation expense	36,683	53,428
Bad debt expense	(615)	8,695
Deferred income taxes	(18,222)	(13,638)
Equity in (income)/losses of unconsolidated affiliates, net of tax	(930)	1,632
Dividend received from unconsolidated affiliates	2,106	—
Income attributable to noncontrolling interests, net of tax	1,041	1,238
Loss on extinguishment of debt	9,682	—
Gain on disposal of furniture, equipment and leasehold improvements	—	(2)
Impairment of goodwill	1,160	—
Write-down of capitalized professional fees	—	1,820
Amortization of debt issuance costs	3,905	4,151
Decrease/(increase) in operating assets:
Restricted cash and segregated securities	89,868	1,491,349
Securities purchased under agreements to resell	(8,694,026)	3,620,104
Securities borrowed	(3,460,012)	(2,964,233)
Securities owned	(7,981,196)	3,995,976
Receivables:
Brokers, dealers and clearing organizations	(181,858)	(8,072,983)
Customers	(157,813)	1,021,065
Affiliates	—	(36,789)
Other	(3,367)	(2,507)
Other assets	(10,380)	(23,305)
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	18,131,682	(4,211,489)
Securities loaned	(1,204,560)	2,160,389
Securities sold, not yet purchased, at fair value	2,257,918	1,102,490
Payables:
Brokers, dealers and clearing organizations	1,331,427	3,139,527
Customers	393,622	(1,265,155)
Affiliates	—	23,865
Accrued expenses and other liabilities	(118,035)	4,104

Net cash provided by operating activities	$422,197	$76,987

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Six months ended September 30,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions (Note 3)	$(1,160)	$(4,883)
Proceeds from sale of memberships in exchanges	257	20,999
Purchase of memberships in exchanges	—	(1,369)
Purchase of furniture, equipment and leasehold improvements	(15,807)	(15,222)
Proceeds from sale of furniture, equipment and leasehold improvements	—	27

Net cash used in investing activities	(16,710)	(448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge financing	—	(1,300,000)
Proceeds from other short-term borrowings, net	3,452	61,961
Proceeds from liquidity facility borrowings	—	350,000
(Repayment)/proceeds of two-year term facility	(240,000)	240,000
Issuance of convertible notes	—	210,000
Payment of debt issuance costs	(791)	(42,483)
Issuance of preference shares	—	300,000
Payment of preference shares issuance costs	—	(67,460)
Proceeds from Man Group for indemnification of tax expense	—	3,200
Distribution to minority interest	—	(634)
Payment of dividends on preference shares	(15,356)	(3,238)

Net cash used in financing activities	(252,695)	(248,654)

Effect of exchange rates on cash and cash equivalents	4,819	(22,095)

Increase/(decrease) in cash and cash equivalents	157,611	(194,210)
Cash and cash equivalents at beginning of period	639,183	1,481,084

Cash and cash equivalents at end of period	$796,794	$1,286,874

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	1,474	187,826
Obligation to return securities borrowed	(1,474)	(187,826)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Shares	Treasury Shares	Receivable from Shareholder	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interest in subsidiaries	Total Equity
Equity at March 31, 2009	$120,723	$(97)	$(29,779)	$1,335,449	$(24,015)	$(191,497)	$12,773	$1,223,557
Stock-based compensation				36,683				36,683
Net loss attributable to MF Global Ltd.						(33,485)		(33,485)
Net income attributable to noncontrolling interest							1,041	1,041
Foreign currency translation					14,084		592	14,676
Shares issued	772	(105)		(1,355)				(688)
Windfall benefit to Man Group				(1,500)				(1,500)
Dividend distributions				(15,356)				(15,356)

Equity at September 30, 2009	$121,495	$(202)	$(29,779)	$1,353,921	$(9,931)	$(224,982)	$14,406	$1,224,928

The accompanying notes are an integral part of these financial statements.

MF GLOBAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Net (loss)/income	$(7,702)	$10,093	$(32,444)	$25,040
Foreign currency translation adjustment	6,219	(12,580)	14,676	(15,604)

Comprehensive (loss)/income	$(1,483)	$(2,487)	$(17,768)	$9,436
Comprehensive income/(loss) attributable to noncontrolling interest	481	(288)	1,633	(487)

Comprehensive (loss)/income attributable to MF Global Ltd.	$(1,964)	$(2,199)	$(19,401)	$9,923

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

The Company’s principal subsidiaries operate as registered futures commission merchants and as broker-dealers or the local equivalent and maintain futures, options and securities accounts for customers. The Company’s subsidiaries are members of various commodities, futures and securities exchanges in the United States, Europe, and the Asia/Pacific region and accordingly are subject to local regulatory requirements including those of the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”), and the U.K. Financial Services Authority (“FSA”), among others.

The unaudited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of MF Global Ltd. and its subsidiaries. Management believes that these unaudited consolidated financial statements include all normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated statements of operations, balance sheets, cash flows, changes in equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

On April 1, 2009, the Company adopted two new accounting standards each of which is effective for the Company’s fiscal year ending March 31, 2010 and interim periods within such fiscal year. These standards require retrospective application and resulted in an adjustment to prior period financial statements. The first standard discusses accounting for noncontrolling interests in consolidated financial statements and resulted in a $12,773 increase to total equity for the year ended March 31, 2009 due to adoption. The second standard discusses accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement and resulted in a $242 decrease to Net income attributable to MF Global Ltd. for the three and six months ended September 30, 2008, $1,002 decrease to total assets, $6,993 decrease to total liabilities and a $5,991 increase to total equity for the year ended March 31, 2009 due to adoption.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions between the Company and Man Group plc (“Man Group”) and its affiliates up to September 30, 2009 are herein referred to as “related party” transactions. During the three months ended September 30, 2009, Man Group sold, pursuant to a variable forward sale agreement, its remaining investment in the Company of approximately 18.4% and, as such, transactions between Man Group and the Company will no longer be separately disclosed as related party transactions as of September 30, 2009 and for periods thereafter. Man Group, a U.K. corporation, is the former parent company of MF Global Ltd. prior to the Company’s completion of certain reorganization, separation and recapitalization transactions leading up to the Company’s initial public offering in July 2007 (“the IPO”). The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, and exercises significant influence, but not control, are accounted for using the equity method of accounting. As of September 30 and March 31, 2009, the Company had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

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

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are fixed cash deposits of $50,933 and $48,630 as of September 30 and March 31, 2009, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, most of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At September 30 and March 31, 2009, the Company was in compliance with its segregation requirements.

Collateral

The Company enters into collateralized financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations and equities. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the consolidated balance sheets when the Company is the debtor, in accordance with the accounting standard for transfers and servicing of financial assets and extinguishments of liabilities.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of September 30 and March 31, 2009, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $14,331,445 and $9,693,486, respectively. The Company sold or repledged securities aggregating $6,423,517 and $7,396,382, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Held-to-maturity securities

Held-to-maturity securities consist primarily of U.S. government treasury securities, agency debentures and corporate obligations. The Company classifies securities as held-to-maturity that are owned by its non broker-dealer entities when it has the positive intent and the ability to hold the securities until maturity. These securities are carried on an amortized cost basis on the consolidated balance sheet in Securities owned or Restricted cash and segregated securities. See Note 7 for the analysis of held-to-maturity securities in these two categories. The Company designates these securities as held-to-maturity at the time of purchase and re-evaluates the designation at each balance sheet date.

Noncontrolling interests

On April 1, 2009, the Company adopted a new accounting standard which requires the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total equity on the Company’s consolidated balance sheet. The adoption of this standard required retrospective application to the Company’s historical financial statements. See Note 1 for further details. The Company consolidates the results and financial position of entities it controls, but does not wholly own. As of September 30, 2009, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. As of September 30 and March 31, 2009, noncontrolling interest recorded in the consolidated balance sheets was $14,406 and $12,773, respectively.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Recently issued accounting pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2009-12”). The guidance in ASU No. 2009-12 amends certain sections in ASC 820 which discusses accounting for fair value measurements and disclosures. The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value is calculated in a manner consistent with U.S. GAAP for investment companies as of the reporting entity’s measurement date. The amendments also require disclosures by major category of investment to be determined on the basis of the nature and risks of the investment. The Company will adopt ASU No. 2009-12 in the third quarter of fiscal 2010 and record its investment in an alternative fund in accordance with the requirements of this update.

In August 2009, the FASB issued ASU No. 2009-5, Measuring Liabilities at Fair Value (“ASU No. 2009-5”). This Update provides amendments to ASC 820, for the fair value measurement of liabilities. It requires a reporting entity to measure the fair value of a liability using certain valuation techniques when a quoted price in an active market for the identical liability is not available. A reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of a liability when fair valuing that liability. The amendments in this Update also clarify the hierarchy of the fair value measurements to be used for a quoted price in an active market for the identical liability at the measurement date as well as for the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. The Company will adopt ASU No. 2009-5 in the third quarter of fiscal 2010 and is currently evaluating the impact it will have on its consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which was superseded by ASC 105. In September 2009, the FASB also issued ASU No. 2009-01, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-01”). ASC 105 and ASU No. 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing, non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in ASC 105 and ASU No. 2009-01 will become non-authoritative. ASC 105 and ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 and ASU No. 2009-01 in the second quarter of fiscal 2010 and made reference to accounting and reporting standards in its consolidated financial statements in accordance with ASC 105 and ASU No. 2009-01 upon adoption.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. SFAS No. 166 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. The Company will adopt SFAS No. 166 in the first quarter of fiscal year 2011 and is currently evaluating the impact it will have on its consolidated financial statements upon adoption.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities, which was superseded by ASC 260-10-45 (“ASC 260-10-45”). The guidance in ASC 260-10-45 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC 260-10-45 in the first quarter of fiscal 2010 with no material impact to its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which was superseded by ASC 470-20. ASC 470-20 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted ASC 470-20 in the first quarter of fiscal 2010. See Note 1 for further details on the impact of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, which was superseded by certain sections in ASC 810. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the guidance in the first quarter of fiscal 2010. See Note 1 for further details on the impact of adoption.

Note 3: Goodwill and Intangible Assets

During the three and six months ended September 30, 2009, earn-out payments of $615 and $1,160, respectively, were made relating to prior acquisitions, which are accounted for as additional purchase consideration. As of September 30, 2009, the Company had one remaining arrangement that could result in further contingent, or earn-out, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years, to 2017, subject to a remaining maximum of approximately $71,000.

Goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired. Goodwill is not amortized and the Company’s single reporting unit is tested at least annually for impairment or when there is an interim triggering event. An assessment of goodwill for potential impairment is performed in two steps. Step 1 of the analysis is used to identify the impairment and involves determining and comparing the fair value of the Company with its carrying value, or equity. If the fair value of the Company exceeds its carrying value, goodwill is not impaired. Step 2 of the analysis compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities and identified intangibles, to calculate the amount of impairment, if any.

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 11.78% as its discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred shares, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at September 30, 2009, there was a very limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at September 30, 2009. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $1,160 in the six months ended September 30, 2009 to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The change in Goodwill is as follows:

Balance as of March 31, 2009	$—
Addition	1,163
Impairment	(1,160)
Foreign currency translation	(3)

Balance as of September 30, 2009	$—

Intangible assets, subject to amortization as of September 30 and March 31, 2009 are as follows:

	September 30, 2009	March 31, 2009
Customer relationships
Gross carrying amount	$257,775	$257,775
Accumulated amortization	(129,032)	(116,234)

Net carrying amount	128,743	141,541

Technology assets
Gross carrying amount	31,388	31,388
Accumulated amortization	(25,097)	(22,933)

Net carrying amount	6,291	8,455

Trade names
Gross carrying amount	2,827	2,827
Accumulated amortization	(1,253)	(1,135)

Net carrying amount	1,574	1,692

Total	$136,608	$151,688

The amortization included in Depreciation and amortization for the three and six months ended September 30, 2009 was $7,848 and $15,721, respectively. The amortization expense for these assets for the next five fiscal years is approximately $31,190, $26,766, $21,424, $21,383 and $20,967, respectively. No triggering events were identified during the six months ended September 30, 2009 that required an impairment assessment for the Company’s intangible assets.

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	September 30, 2009		March 31, 2009
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$353,309	$11,016,531	$276,385	$10,869,884
Foreign currency and other OTC derivative transactions	19,591	693,295	61,043	651,759
Securities transactions	182,258	529,744	65,471	242,609
Other	24,728	2,922	12,633	2,138

Total	$579,886	$12,242,492	$415,532	$11,766,390

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Note 5: Collateralized Financing Transactions

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government and federal agencies. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of September 30, 2009, the market value of collateral received under resale agreements was $75,742,819, of which $248,034 was deposited as margin with clearing organizations. As of March 31, 2009, the market value of collateral received under resale agreements was $53,321,790, of which $837,359 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or may return collateral pledged, as appropriate. As of September 30 and March 31, 2009, the market value of collateral pledged under repurchase agreements was $93,339,828 and $58,662,562, respectively. As of September 30 and March 31, 2009, there were no amounts at risk with a counterparty under repurchase agreements or resale agreements greater than 10% of equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when certain requirements related to the offsetting of amounts related to certain repurchase and resale agreements are satisfied. In addition, the Company entered into certain of these agreements that are accounted for as sales and purchases and de-recognized related assets and liabilities from the consolidated balance sheets. At September 30, 2009, resale and repurchase agreements of $2,298,554 and $14,220,701, respectively, at contract value, were de-recognized.

At September 30, 2009, certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elected the fair value option for those resale and repurchase agreements that were entered into on or after April 1, 2009, and that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2009, the fair value of these resale and repurchase agreements was $16,823,662 and $8,201,513, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the three months ended September 30, 2009, the amount of gains and losses related to resale and repurchase agreements was $7,077 of gains and $3,643 of losses, respectively. During the six months ended September 30, 2009, the amount of gains and losses related to resale and repurchase agreements was $12,083 of gains and $6,569 of losses, respectively.

The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value.

The carrying values of the securities sold under repurchase agreements, including accrued interest, by maturity date are:

	September 30, 2009
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$2,476,534	$19,454,968	$1,874,067	$4,297,929	$444,134	$28,547,632
U.S. corporations	121,175	—	—	—	—	121,175
Foreign governments	32,031	1,872,577	799,681	582,682	—	3,286,971
Foreign corporations	132,958	308,137	6,507	—	—	447,602

Total	$2,762,698	$21,635,682	$2,680,255	$4,880,611	$444,134	$32,403,380

	March 31, 2009
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$282,108	$10,170,909	$57,487	$876,992	$280,288	$11,667,784
U.S. corporations	2,344	—	—	—	—	2,344
Foreign governments	17,164	1,774,401	662,841	1,829	—	2,456,235
Foreign corporations	10,282	—	135,053	—	—	145,335

Total	$311,898	$11,945,310	$855,381	$878,821	$280,288	$14,271,698

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions. These transactions facilitate the settlement process and may require the Company to deposit cash or other collateral with the lender.

The Company elected to record at fair value securities borrowed and securities loaned transactions that are entered into on or after July 1, 2009 that have a specific termination date beyond the business day following the trade date. At September 30, 2009, the fair value of these securities borrowed agreements was $2,918,328. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the three and six months ended September 30, 2009, the amount of gains related to securities borrowed agreements was $27. No securities loaned transactions were carried at fair value during the three and six months ended September 30, 2009. For transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded.

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	September 30, 2009		March 31, 2009
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$138,433	$295,131	$531,270	$518,814
Due from/to clearing brokers	920,186	2,367	529,542	93,056
Due from/to clearing organizations	1,139,568	267,900	1,297,902	314,681
Fees and commissions	1,410	55,953	1,034	58,892
Unsettled trades and other	493,089	1,792,818	113,593	91,936

Total	$2,692,686	$2,414,169	$2,473,341	$1,077,379

Note 7: Securities Owned, Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	September 30, 2009		March 31, 2009
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$4,672,036	$3,852,592	$3,195,431	$2,757,372
Corporate debt securities and CDs	210,851	76,252	224,958	—
Foreign government bonds	681,356	826,894	7,953	—
Equities	390,330	383,470	153,538	124,209
Shares in exchanges held in excess of clearing rights	25,279	—	14,367	—
Other	16,492	3,301	9,661	3,010

Total	$5,996,344	$5,142,509	$3,605,908	$2,884,591

At September 30 and March 31, 2009, $0 and $149,442, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

Segregated Securities

At September 30 and March 31, 2009, the Company had segregated securities of $7,655,199 and $7,969,127, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $4,364,767 and $4,998,887 at September 30 and March 31, 2009, respectively.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the consolidated balance sheet. At September 30, 2009, none of the held-to-maturity securities were impaired. The Company did not have any held-to-maturity securities in the year ended March 31, 2009.

The following table summarizes the carrying value, fair value and unrealized gains and losses of the held-to-maturity securities by type of security at September 30, 2009:

	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$34,933	$35,121	$188	$—
Debt securities issued by the U.S. government and federal agencies	5,556,515	5,558,700	2,704	(519)

Total	$5,591,448	$5,593,821	$2,892	$(519)

	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$146,895	$147,912	$1,017	$—
Debt securities issued by the U.S. government and federal agencies	2,807,216	2,810,165	3,307	(358)

Total	$2,954,111	$2,958,077	$4,324	$(358)

Note 8: Borrowings

Short term borrowings consist of the following:

	September 30, 2009	March 31, 2009
Other short-term borrowings	$142,500	$142,500
Bank overdrafts	9,791	6,335

Total	$152,291	$148,835

Long-term borrowings consist of the following:

	September 30, 2009	March 31, 2009
9.00% Convertible Senior Notes due 2038	$198,681	$198,007
Two-year term facility	—	240,000
Other long-term borrowings	500,000	500,000

Total	$698,681	$938,007

Liquidity Facility

In the year ended March 31, 2008, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.31% per annum, at the Company’s current senior unsecured non-credit enhanced rating from Standard & Poor’s and Moody’s. The Company pays a facility fee of 10 basis points per annum. In the event the Company’s credit ratings are downgraded in the future, the terms of the liquidity facility would increase this fee to 12.5 basis points per annum. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants. In general terms, and subject to certain exceptions, the Company has agreed to maintain a consolidated tangible net worth of not less than $620,000 (plus 50% of the proceeds of certain equity offerings and 25% of the Company’s consolidated positive net income for each completed fiscal year), and the Company has

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

agreed not to incur indebtedness through the Company’s subsidiaries exceeding 10% of the Company’s equity less goodwill and intangible assets, incur liens on its assets, merge or consolidate with (or dispose of substantially all of the Company’s assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If the Company fails to pay any amount when due under the facility or to comply with its other requirements, if the Company fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In June 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the 364-day unsecured revolving credit facility (the “bridge facility”). In connection with this drawdown and the Two-Year Term Facility (discussed below), the Company agreed to increase the interest rate margin by 1.10% per annum on the $500,000 outstanding. Other outstanding amounts under the liquidity facility bear interest with a margin of 0.31%. On January 16, 2009, the Company’s agreed interest rate increased to 1.50% per annum on the outstanding balance, and the liquidity facility interest also increased to a margin of 0.40%, due to a downgrade in the Company’s credit ratings. In the event the Company’s credit ratings are further downgraded beyond a certain level, the rate on the $500,000 outstanding will increase to a maximum of 1.85% and the rate on other outstanding amounts will increase to a maximum of 0.525%. As of September 30, 2009 and March 31, 2009, $642,500 was outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company intends to keep $500,000 of the amount outstanding at September 30, 2009 under the liquidity facility as long term debt and as part of its capital structure, unless the Company replaces some or all of these borrowings with other long-term debt. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75,000 under the liquidity facility filed for bankruptcy, and accordingly, the Company believes Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $50,000.

On July 24, 2009, the liquidity facility was amended to enable the Company, if it elects to do so, to move its jurisdiction of organization at an appropriate time to the U.S. from Bermuda. The Company paid a one-time fee of approximately $800. See the Liquidity and Capital Resources section under Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

At September 30, 2009, the Company was in compliance with its covenants under the liquidity facility.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Company expensed $589 in unamortized costs. This resulted in a net gain of $1,539 on the early extinguishment of debt, which was recorded in other revenue in the consolidated statements of operations for the year-ended March 31, 2009.

On April 1, 2009 the Company adopted a new accounting standard, which required retrospective application to the Company’s financial statements for the fiscal year ending March 31, 2009 and interim periods within such fiscal year. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company’s Convertible Notes are impacted by this new accounting standard, and as a result this adoption was retrospectively applied to its consolidated financial statements from the issuance date of the Convertible Notes in June 2008. The Company retrospectively recorded a debt discount and a component of equity representing the value of the conversion option. The discount is being amortized over the expected five-year life of the Convertible Notes, resulting in a non-cash increase to interest expense in historical and future periods. See Note 1 for further details. As of September 30, 2009, the Convertible Notes have a remaining aggregate principal balance of $205,000 and debt discount of $6,319, both of which are recorded in Long-term borrowings on the consolidated balance sheet.

On July 18, 2008, in connection with the issuance of the Series A Preference Shares (as defined below), the Company entered into a replacement capital covenant, whereby the Company agreed for the benefit of certain of its debtholders identified therein, including initially the holders of the Company’s Convertible Notes, that it would not redeem or repurchase the Series A Preference Shares on or before July 18, 2018 except from the proceeds of the issuance of certain qualified equity and/or equity-related securities and pursuant to the other terms and conditions set forth in the replacement capital covenant. As of the date of this report, the Company’s only debt that receives the benefit of its obligations under the replacement capital covenant is the Company’s Convertible Notes.

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

Note 9: Stock-Based Compensation Plans

In connection with its IPO, the Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of share options, share appreciation rights, restricted shares, restricted share units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. It can authorize up to 24,000,000 shares to be issued.

The Company issued restricted share units, share options, and restricted shares under the LTIP. Share options vest in equal installments over three years and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Share options have an exercise price equal to the price per common share at the date of grant. Restricted share units vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted share awards were issued to employees at the IPO, which vested in full on the first anniversary of the IPO, subject to continued employment. Restricted share units and restricted shares issued at the IPO are defined as non-recurring IPO awards and presented in Employee compensation related to non-recurring IPO awards within the consolidated statements of operations.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Net income for the three and six months ended September 30, 2009 and 2008 includes the following amounts related to the Company’s stock-based compensation arrangements:

	Three months ended September 30,		Six months ended September 30
	2009	2008	2009	2008
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$9,344	$8,145	$18,575	$18,446
Employee compensation related to non-recurring IPO awards	9,168	17,237	18,013	34,981

Total	$18,512	$25,382	$36,588	$53,427

Income tax benefits	$5,841	$7,979	$11,681	$16,400

The Company has no pool of windfall tax benefits. The Company has deferred tax assets recorded on its consolidated balance sheets related to stock compensation awards issued in connection with the IPO. Due to declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value.

The fair value of each share option is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected Volatility: Due to the lack of historical data for the Company’s own shares, the Company based its expected volatility on a representative peer group that took into account the criteria: industry, market capitalization, stage of life cycle and capital structure.

Expected Term: Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the ‘simplified’ calculation method, which is to be used for companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

Expected Dividend Yield: The Company has not paid and does not expect to pay dividends in the future. Accordingly, the assumed dividend yield is zero.

Risk Free Interest Rate: The risk-free rate is determined using the implied yield currently available on zero-coupon U.S. government bonds with a term consistent with the expected term on the date of grant.

	Six months ended September 30,
	2009	2008
Expected volatility	55.0%	39.4%
Risk free interest rate	2.9%	3.2%
Expected dividend yield	0.0%	0.0%
Expected term	4.5 years	4.5 years

The following tables summarize activity for the Company’s plans for the six months ended September 30, 2009:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Share options outstanding as of April 1, 2009	10,133,869	$25.27	5.5	$598
Granted	1,236,138	5.82
Forfeited and cancelled	776,055	19.55

Share options outstanding as of September 30, 2009	10,593,952	23.42	5.2	3,110
Share options expected to vest as of September 30, 2009	10,252,908	23.70	5.2	2,839
Share options exercisable at September 30, 2009	5,574,695	$28.10	4.9	$—

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

During the six months ended September 30, 2008, 2,113,416 options were granted and 1,643,132 were forfeited. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2009 and 2008 was $2.78 and $5.04, respectively. No options were exercised during the six months ended September 30, 2009 and 2008.

	Restricted Share Units
	Awards	Weighted- Average Grant Date Fair Value (per award)

Nonvested as of April 1, 2009	6,930,294	$22.16
Granted	1,508,431	5.79
Exercised	637,419	19.23
Forfeited	132,124	28.97

Nonvested as of September 30, 2009	7,669,182	$19.06
Total unrecognized compensation expense remaining	$41,588
Weighted-average years expected to be recognized over	1.3

During the six months ended September 30, 2008, 986,139 restricted share units were granted, with a weighted average grant date fair value of $12.00. During the six months ended September 30, 2008, 230,585 shares were exercised. The total fair value of restricted share units exercised during the six months ended September 30, 2009 and 2008 was $12,258 and $3,436, respectively.

	Restricted Shares
	Awards	Weighted- Average Grant Date Fair Value (per award)

Nonvested as of April 1, 2009	270,958	$23.34
Granted	44,976	6.67
Vested	66,800	6.74

Nonvested as of September 30, 2009	249,134	$24.78
Total unrecognized compensation expense remaining	$2,037
Weighted-average years expected to be recognized over	1.0

During the six months ended September 30, 2008, 184,335 shares vested. The total fair value of restricted shares vested during the six months ended September 30, 2009 and 2008 was $450 and $5,477.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. These plans are accounted for as compensatory in accordance with the accounting standard for stock compensation. No shares were awarded from these plans in the six months ended September 30, 2009 and 2008.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Note 10: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three and six months ended September 30, 2009 was approximately 38.3% and 36.8%, respectively, as compared to approximately 50.3% and 40.0% for the three and six months ended September 30, 2008. The decrease in the Company’s effective tax rate for the quarter ended September 30, 2009 reflects profits being earned in lower-tax jurisdictions, partly offset by the tax effect of non-deductible expenses, the effects of certain non-recurring costs and one-time gains as well as the impact of a lower vesting date fair value on equity compensation awards granted. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the quarter ended September 30, 2009 was approximately 46.0%.

Uncertain Tax Positions

As of March 31, 2009, the Company had total unrecognized tax benefits of $27,755. For the six months ended September 30, 2009, the Company has not decreased gross unrecognized tax benefits. The company increased gross unrecognized tax benefits by $573 which includes $331 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $28,328 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits will decrease in the next 12 months by approximately $1,092 as a result of expiring statutes of limitations or settlements.

Note 11: Earnings per Share

The Company computes earnings per share in accordance with the accounting standards, which discuss the accounting for earnings per share and participating securities and the two-class method. The Company’s Series A Preference Shares are participating securities whereby the holder participates in undistributed earnings with common shareholders.

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

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted shares and unexercised stock options. In calculating the number of dilutive shares outstanding, the common shares underlying unvested restricted shares are assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2009 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted shares. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Basic and diluted earnings per share:
Numerator:
Net (loss)/income attributable to MF Global Ltd.	$(8,333)	$9,411	$(33,485)	$23,802
Less: Dividends declared for Series A Preference Shares	(4,022)	(1,207)	(8,044)	(1,207)
Cumulative and participating dividends	—	(2,677)	—	(3,985)
Dividends declared for Series B Preference Shares	(3,656)	(2,031)	(7,312)	(2,031)

Net (loss)/income applicable to common shareholders	$(16,011)	$3,496	$(48,841)	$16,579

Denominator:
Basic and Diluted weighted average common shares outstanding	123,254,930	120,503,557	123,087,787	120,279,627

Basic and Diluted (loss)/earnings per share	$(0.13)	$0.03	$(0.40)	$0.14

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Diluted loss/earnings per share is the same as basic loss/earnings per share for the three and six months ended September 30, 2009 and 2008 as the impact of outstanding stock awards, Convertible Notes and Series A and Series B Preference Shares is anti-dilutive. The Convertible Notes and Series A and Series B Preference Shares are weighted based on the period outstanding during the respective periods presented. The following table presents the potential shares excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Restricted share units and restricted shares	8,001,189	8,309,341	8,001,189	8,309,341
Share options	10,593,952	11,353,592	10,593,952	11,353,592
9.00% Convertible Notes	19,617,225	17,412,107	19,617,225	9,067,378
Series B Preference Shares	14,354,067	14,354,067	14,354,067	7,530,002
Series A Preference Shares	12,000,000	9,652,174	12,000,000	4,852,459

Total	64,566,433	61,081,281	64,566,433	41,112,772

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC and FSA, principal exchanges of which they are members and other local regulatory bodies, as applicable.

One of the Company’s subsidiaries, MF Global Inc, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At September 30, 2009, the Company had net capital, as defined, of $626,854, which was $270,726 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At September 30, 2009, the Company was in compliance with all of these provisions.

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

At September 30, 2009, the Company’s FSA-regulated subsidiaries had financial resources in total, as defined, of $565,538, resource requirements of $198,274 and excess financial resources of $367,264. The Company is awaiting confirmation from the FSA regarding future capital requirements.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at September 30 and March 31, 2009.

Note 13: Commitments and Contingencies

Legal

Set forth below are the potentially material litigations and regulatory proceedings to which the Company is a party or in which the Company is involved.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Unauthorized Trading Incident of February 26/27, 2008

One of the Company’s brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of the Company’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, the Company, as a clearing member of the exchange, was required to pay the $141,045 shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by the Company the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which has been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs have appealed. Because the motion to dismiss was made before discovery, the litigation is in its early stages, and in the event plaintiffs successfully appeal the Company believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

The U.S. Attorney’s Office, Chicago Examination. The U.S. Attorney’s Office in Chicago, Illinois is examining Mr. Dooley and the unauthorized trades. The Company has been cooperating with the U.S. Attorney’s Office, which has informed the Company that it is not a target of their investigation, and that Mr. Dooley is a target.

•

Commodity Futures Trading Commission Investigation. The CFTC has issued a formal order of investigation naming the Company and Mr. Dooley. The CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), has been collecting documentation from the Company and taking depositions of its employees. The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. The Company established an accrual of $10,000 in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is the Company’s best estimate and there is no assurance that the $10,000 accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. The Company established an accrual of $450 in the three months ended September 30, 2009 for the CME matter.

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

•

Insurance Claim. The Company filed a claim under its Fidelity Bond Insurance (“the Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, the Company’s Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against the Company in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. The Company believes the insurers’ position to be in error and has filed a counterclaim in order to seek to enforce its right to payment in court.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

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

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against the Company and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department (“MRD”) as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through the Company’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that the Company and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by the Company’s actions in sending price indications to the BMO MRD, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the on-going CFTC natural gas price information investigation described above in “CFTC Natural Gas Price Information Investigation.” The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680,000 (approximately $635,900) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to the Company (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. The claimants sought £3,200 (approximately $5,300) in damages and speculative claims, including claims for lost profits, of up to an additional £28,000 (approximately $46,100). Mediation began in April 2008 but was not successful and a trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against the Company in the amount of £19,290 plus interest and costs. The Company has appealed this judgment. An expense of $8,000 was recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for insurance proceeds of $23,500.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, the Company, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that the Company and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. The Company filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Proceedings had been instituted against the Company’s U.K. subsidiary by the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. The Company’s U.K. subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The claim alleged, inter alia, that the Company was complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that the Company knowingly benefited from assets received in breach of such fiduciary duties. The claim further alleged the Company is liable to account for funds lost through transactions executed by such directors with its U.K. company which are alleged to amount to $18,000. The Leaderguard liquidator dismissed the action on July 17, 2009. No provision for losses was recorded in connection with this matter.

Class Action Suit

The Company and certain of the Company’s executive officers and directors had been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purported to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, sought to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to the Company’s financial results and projections and capital structure. The Company filed a motion to dismiss which the court granted, with prejudice.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The letter and arbitration proceeding alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and the Company, among others, in the United States District Court for the Eastern District of New York, alleging that the Company, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. The Company has made a motion to dismiss which is currently pending before the court. The litigation is in its earliest stages. The Company believes it has meritorious defenses and intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, the Company was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that the Company “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $10 each. The Company made a motion to dismiss which was granted by the court. Plaintiffs have appealed. The Company believes it has meritorious defenses and intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, the Company formally requested that Man Group (its largest shareholder at the time and former parent company) make a payment of $29,779 that Man Group owes to the Company in connection with the recapitalization of its balance sheet at the time of the IPO in fiscal 2008. Man Group has demanded arbitration and the Company has agreed to an arbitration by the London Court of International Arbitration (“LCIA”). As a result of this unresolved claim, at March 31, 2009, the Company recorded a receivable of $29,779 in equity. If the Company prevails in its claim, the Company would expect to restore its equity by the amount it receives from Man Group (if any) and, if the Company is not successful, it would expect to write off the receivable to additional paid in capital and not to increase its equity. The reduction in equity does not affect amounts reported in the Company’s earnings, its income statement or its cash position for any prior period and the Company does not expect the resolution of the claim, whether favorable to the Company or not, to affect its earnings or its income statement for the current or any future period, although any amounts the Company recovers would increase its cash position. This matter is in its very earliest stages and the Company intends to pursue this claim vigorously.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

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

•

Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14,200 in trading losses. Morgan Fuel seeks recovery of $5,900 in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8,300 in trading losses. Morgan Fuel contends that MFG and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York has temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there is no agreement to arbitrate. The motion for a permanent stay was denied and the Company has appealed that decision.

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim was also denied by the court and the Company has appealed that decision as well.

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

Guarantees

U.S. GAAP requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of September 30, 2009, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of September 30, 2009, the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Lines of Credit

The Company has a $1,500,000 five-year unsecured committed revolving liquidity facility. See Note 8 for further details. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. As of September 30 and March 31, 2009, the Company had $7,000 and $22,000 of issued letters of credit, respectively.

Note 14: Segment and Geographic Information

The Company has one reportable business segment, as defined by the accounting standard for disclosures about segments of an enterprise and related information. This standard requires a public enterprise to report financial information on a basis consistent with that used by management to allocate resources and assess performance. The Company is operated and managed by its chief operating decision maker on an integrated basis as a single operating segment.

Each region’s contribution to the consolidated amounts is as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Revenues, net of interest and transaction-based expenses:
North America	$129,493	$182,333	$271,128	$363,689
Europe	88,862	140,345	180,605	288,818
Rest of World	33,687	50,210	71,827	95,035

Total	$252,042	$372,888	$523,560	$747,542

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and six months ended September 30, 2009 and 2008. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group held approximately 18.4% of the Company’s outstanding common shares. During the three months ended September 30, 2009, Man Group sold all of its remaining investment in the Company’s common shares pursuant to a variable forward sale agreement, after which it is no longer considered a related party. Income and expense transactions between Man Group and the Company are disclosed as related party transactions through September 30, 2009. The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

The Company earns sublease income from Man Group for its use of certain office space. In addition, Man Group also charges lease expense to the Company for the use of office space. The Company also receives certain office services from Man Group that will continue for as long as the Company leases office space from Man Group.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Revenues earned from and expenses incurred with Man Group for the three and six months ended September 30, 2009, and 2008 are summarized as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Revenues
Cleared commissions	$6,002	$3,885	$11,617	$9,699
Interest income	127	139	291	198

Total revenues	6,129	4,024	11,908	9,897
Less: Interest expense	125	6,413	301	14,159

Revenues, net of interest and transaction-based expenses	6,004	(2,389)	11,607	(4,262)

Expenses
Employee compensation and benefits	109	—	109	—
Communications and technology	371	421	877	735
Occupancy and equipment costs	1,232	1,158	2,508	2,275
Professional fees	—	2,251	2	3,354
General and other	919	1,060	1,555	1,860

Total non-interest expenses	2,631	4,890	5,051	8,224

Total, net	$3,373	$(7,279)	$6,556	$(12,486)

The Company is party to a master separation agreement with Man Group, which was executed in connection with the IPO and which governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access and confidentiality. Further, Man Group agreed to indemnify the Company against certain tax matters and the Company has agreed to pass certain stock compensation benefits to Man Group. As of September 30, 2009, the Company has recorded a $1,500 payable to Man Group within equity in relation to the tax agreements between the Company and Man Group entered into in connection with the separation of the Company’s business from Man Group.

Receivable and payable balances with Man Group are not classified as related party balances at September 30, 2009 due to Man Group’s sale of its remaining investment in the Company. The Company had receivables and payables from Man Group of $95 and $1,602, respectively, at March 31, 2009. The Company has noted that an additional payment of $29,779 is due to the Company from Man Group in connection with the recapitalization at the time of the IPO in fiscal 2008. As a result of this unresolved claim, at March 31, 2009, the Company recorded a receivable of $29,779 in equity. The Company has made the request, Man Group has demanded arbitration, and the Company has agreed to an arbitration by the LCIA. If the claim is successful, the Company would expect to restore equity by the amount received from Man Group (if any), and if the claim is not successful the Company would expect to write off the receivable to additional paid in capital and not to increase equity. The reduction in equity does not affect amounts reported in the Company’s earnings, income statement or cash position for any prior period.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

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

Under the terms of the Investment Agreement, J.C. Flowers agreed to purchase a minimum of 1,500 shares, for an aggregate value of $150,000 and up to a maximum of 3,000 shares, for an aggregate value of $300,000, of a newly authorized series of the Company’s convertible preference shares, designated as 6.0% Cumulative Convertible Preference Shares, Series A at a stated offer price which was 100% of their liquidation amount or preference, i.e. $100 per share. The Series A Preference Shares are convertible any time, at the option of the holder, into eight of the Company’s common shares, representing an initial conversion price of $12.50 per share.

Subject to certain exceptions, J.C. Flowers may not beneficially own 20% or more of the Company’s outstanding common shares for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, the Company also amended its shareholder rights plan to exclude J.C. Flowers (including any affiliate of J.C. Flowers), after the first time it becomes the beneficial owner of 15% or more of the Company’s common shares, and until such time as either it falls below the threshold or becomes the owner of 20% or more of the Company’s common shares, from the provision that triggers the shareholder rights plan when any person acquires 15% or more of the Company’s issued and outstanding common shares without approval of its board of directors.

The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A Preference Shares are cumulative at the rate of 10.725% per annum, payable in cash or common shares, at the Company’s option, and holders will participate in common share dividends, if any. Dividends are payable if, as and when determined by the Company’s board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preference Shares become payable in full upon any conversion or any liquidation of the Company. The Company will not be permitted to pay any dividends on or to repurchase its common shares during any period when dividends on the Series A Preference Shares are in arrears. Holders will have the right to vote with holders of the common shares on an “as-converted” basis. The Company may require the holders to convert the shares at any time after May 15, 2013 when the closing price of the common shares exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, the Company sells common shares or securities convertible into or exercisable for common shares at a price less than the conversion price on the Series A Preference Shares, the Company will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at its option in cash or common shares. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), the Company sells any other series of preference shares with a dividend rate above 5.45%, the dividend rate on the Series A Preference Shares held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at the Company’s option in cash or common shares. In connection with the investment, J.C. Flowers was granted the right to appoint a director to the Company’s Board of Directors. Pursuant to this right, on July 29, 2008, the Company appointed David I. Schamis to its board. In addition, if the Company fails to pay dividends on the Series A Preference Shares for six quarterly periods, whether or not consecutive, the Series A preference

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

shareholders will have the right as a class to elect two additional directors to the Company’s board. See Note 8 for a discussion of the replacement capital covenant entered into in connection with the issuance of the Series A Preference Shares.

On April 28, 2009 and July 31, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4,022 and $3,656, respectively. These dividends had a record date of May 1, 2009 and August 5, 2009 and were paid on May 14, 2009 and August 17, 2009, respectively.

Note 17: Fair Value Measurements and Derivative Activity

Fair Value

The Company adopted a new accounting standard, on April 1, 2008, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied this standard to all financial instruments that are required to be reported at fair value.

This standard also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The Company has considered the impact of counterparty credit risk in the valuation of its assets and its own credit spreads when measuring the fair value of liabilities, including derivatives.

Securities owned, Securities sold, not yet purchased, certain Securities purchased under agreements to resell, certain Securities sold under agreements to repurchase, certain Securities borrowed and derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange-traded equities and U.S. government securities as well as futures and options traded on exchanges.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt, certificates of deposit, resale and repurchase agreements and securities borrowed; as well as over the counter forwards, swaps, and options.

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

In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of the assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

The following tables summarize the Company’s financial assets and liabilities as of September 30, 2009 and March 31, 2009 by level within the fair value hierarchy:

	September 30, 2009
	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,163,960	$1,844,394	$—	$—	$5,008,354
Corporate debt securities and certificates of deposit	—	210,851	—	—	210,851
Foreign government bonds	681,356	—	—	—	681,356
Equities	390,330	—	—	—	390,330
Shares held due to demutualization of exchanges	—	—	25,279	—	25,279
Other	6,153	10,339	—	—	16,492

Total securities owned (4)	$4,241,799	$2,065,584	$25,279	$—	$6,332,662

Derivative Assets
Futures transactions	$2,961,437	$—	$—	$(1,486,596)	$1,474,841
Foreign currency and other OTC derivative transactions	101,059	1,420,117	—	(1,468,978)	52,198

Total derivative assets (2)	3,062,496	1,420,117	—	(2,955,574)	1,527,039

Securities borrowed (5) (6)	—	2,919,379	—	—	2,919,379
Securities purchased under agreements to resell (5)	—	46,258,938	—	(29,435,276)	16,823,662

Total assets at fair value	$7,304,295	$52,664,018	$25,279	$(32,390,850)	$27,602,742

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$2,063,153	$1,789,439	$—	$—	$3,852,592
Corporate debt securities	—	76,252	—	—	76,252
Foreign government bonds	826,894	—	—	—	826,894
Equities	383,470	—	—	—	383,470
Other	3,074	227	—	—	3,301

Total securities sold, not yet purchased	$3,276,591	$1,865,918	$—	$—	$5,142,509

Derivative liabilities
Futures transactions	$2,963,773	$—	$—	$1,101,016	$4,064,789
Foreign currency and other OTC derivative transactions	94,796	1,491,132		(971,567)	614,361

Total derivative liabilities (3)	3,058,569	1,491,132	—	129,449	4,679,150

Securities sold under agreements to repurchase (5)	—	37,636,789	—	(29,435,276)	8,201,513

Total liabilities at fair value	$6,335,160	$40,993,839	$—	$(29,305,827)	$18,023,172

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers, and clearing organizations. Excludes $1,744,482, within Receivables from customers and Receivables from brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $6,242 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers, and clearing organizations. Excludes $9,977,511 within Payables to customers and Payables to brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $3,301 which is recorded in Securities sold, not yet purchased.
(4)	Includes $336,318 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the consolidated balance sheet.
(5)	Excludes Securities borrowed, Securities purchased under agreements to resell and Securities sold under agreements to repurchase and Securities Borrowed, which are held at contract value.
(6)	Includes $1,051 of interest receivable which is recorded in Receivables from brokers, dealers, and clearing organizations.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

	March 31, 2009
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

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the period for all financial assets and liabilities categorized as Level 3 as of September 30, 2009 and 2008. The net unrealized gain reflected in Level 3 assets should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

•

Gains or losses that have been reported in Level 3 resulting from changes in Level 1 or Level 2 inputs are frequently offset by gains or losses attributable to instruments classified in Level 1 or Level 2 or by cash instruments reported in Level 3 of the fair value hierarchy.

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Beginning balance	$14,988	$18,903	$14,367	$(42,543)
Total realized and unrealized gains/(losses)	10,455	(619)	11,009	(1,952)
Purchases, sales and settlements, net	6	16	59	66,392
Transfers in and (out) of Level 3	(170)	—	(170)	(3,597)
Foreign currency translation	—	—	14	—

Balance, end of period	$25,279	$18,300	$25,279	$18,300

The balance at September 30, 2009 is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Principal transactions on the consolidated statements of operations. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at September 30 and March 31, 2009 was $698,500 and $824,400, respectively. The fair value of long-term debt was determined by reference to the September 30 and March 31, 2009 market values of comparably rated debt instruments.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products. In connection with these trading activities, the Company may use derivative instruments to facilitate client transactions on a matched-principal basis. The Company may enter into derivative transactions generally in response to, or in anticipation of, client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction. The Company may enter into derivative or other financial instruments to offset the exposure from client transactions. The Company may also use derivative instruments to hedge its own corporate exposure to changes in foreign currency and interest rate risks and to manage its liquid corporate assets. In accordance with the accounting standard for derivatives and hedging, the Company currently does not apply hedge accounting to its derivative activities.

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

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of September 30 and March 31, 2009:

	September, 2009			March 31, 2009
	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$832	1,336	4,922	$552	$783	405,875
Foreign exchange rate	615,172	615,202	5,707,564	470,797	500,923	2,751,635
Equity	60,936	78,681	816,391,167	41,188	94,978	416,101,028
Commodity	3,811,915	3,857,783	815,984	7,311,760	7,353,233	822,458

Total fair value of derivative contracts	$4,488,855	$4,553,002		$7,824,297	$7,949,917

Impact of netting and collateral	2,955,574	(129,449)		6,304,771	3,914,276

Total fair value	$1,533,281	$4,682,451		$1,519,526	$4,035,641

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from broker, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from broker, dealers, and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to broker, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased, Payables to customers and Payables to broker, dealers, and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

In the three and six months ended September 30, 2009, the Company executed and/ or cleared 393,731,414 and 822,474,826 of exchange traded futures and options, where the unrealized gain or loss is settled daily and there is no receivable or payable associated with the contract. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the consolidated statements of operations for the three and six months ended September 30, 2009.

Type of Instrument	Three months ended September 30, 2009	Six months ended September 30, 2009
Fixed income/ Interest rate	$10,922	$18,340
Foreign exchange	13,395	31,801
Equity	1,219	3,034
Commodity	11,959	27,844
Other	2,687	4,874

Total	$40,182	$85,893

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of September 30, 2009, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $12,271, for which the Company has posted collateral of $3,209 in the normal course of business. If the Company’s long term credit rating had a one-notch or two-notch reduction as of September 30, 2009, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $5,779 or $8,279, respectively.

Note 18: Subsequent Events

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued. On October 7, 2009, the Company launched a tender offer with respect to a one-time voluntary share option exchange program for eligible employees, which excludes the Company’s executive officers and directors. The tender offer relates to an offer by the Company to exchange certain outstanding share options that were granted at the time of the Company’s IPO in July 2007 and that have an exercise price of $30.00 per share. The eligible share options may be exchanged for restricted share units, based on an exchange ratio equal to 11.6 to 1, upon the terms and conditions set forth in the Offer to Exchange Certain Outstanding Share Options for Restricted Share Units filed as an exhibit to the Schedule TO filed with the SEC on October 7, 2009. As the closing date

MF GLOBAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

of the option exchange program is on November 10, 2009, the Company is currently unable to predict how many employees will elect the tender offer and the share price on that date; however the Company does not expect a material impact on its consolidated financial statements.

On October 30, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preference Shares and Series B Preference Shares in an aggregate amount of $4,022 and $3,656, respectively. These dividends have a record date of November 5, 2009 and payment date of November 16, 2009.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to best support its business and growth strategies, and more specifically, its focus on diversifying its business within financial services, as well as to improve its position of, and increase its responsibility to respond to, its current and anticipated competitive and regulatory landscape, the Company has been in the process of evaluating whether to change its jurisdiction of incorporation from Bermuda to Delaware. On November 4, 2009, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. The registration statement will register the common stock and preferred stock that would be issuable to the Company’s existing shareholders of common shares and preference shares on a one-for-one basis upon completion of a domestication in accordance with Section 388 of the General Corporation Law of the State of Delaware and the concurrent discontinuance from Bermuda under the Companies Act 1981 of Bermuda. Upon the effectiveness of the domestication and discontinuance, the jurisdiction of incorporation with respect to the parent company, MF Global Ltd. would change from Bermuda to Delaware, and the name of MF Global Ltd. would change to “MF Global Holdings Ltd.” Although neither the domestication nor the discontinuance require shareholder approval, both the domestication and discontinuance are subject to the final approval of the Company’s board of directors.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. New factors emerge or develop from time to time, and it is not possible for us to predict all factors that may affect our business or prospects. Further, we are unable to assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement or risk factor.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements in this report include, but are not limited to, statements about:

•	expectations regarding the business environment in which we operate and the trends in our industry such as changes in trading volume and interest rates;

•	our liquidity requirements and our ability to obtain access to necessary liquidity;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing and new geographic regions;

•	our ability to continue to expand our business through acquisitions;

•	our ability to become a primary dealer;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;

•	our ability to retain our management team and other key employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	the likelihood of success in, and the impact of, litigation involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our tax rate;

•	our ability to maintain trading volumes and market share;

•	our ability to maintain our credit ratings;

•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments;

•	our ability to retain existing clients and attract new ones; and

•	our plans to change our jurisdiction of organization from Bermuda to the U.S.

We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this report after the date of this report. New risks and uncertainties arise from time to time and it is impossible for us to predict those events or how they may affect us.

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

As a result of global market conditions and consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared decreased 21.1% from 501.4 million contracts in the three months ended September 30, 2008 to 395.8 million contracts in the three months ended September 30, 2009. The total volume of exchange-traded futures and options we executed and/or cleared decreased 20.9% from 1,044.0 million contracts in the six months ended September 30, 2008 to 825.5 million contracts in the six months ended September 30, 2009. This decline is in contrast to overall growth in our transaction volumes that we had experienced in prior years related to increased volatility in many of the markets in which we operate. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”. Furthermore, in light of the efforts of the US government and the US Federal Reserve to stimulate the national economy, interest rates have decreased dramatically over the past year, which contributed to the decrease in our interest income from $272.3 million and $618.1 million in the three and six months ended September 30, 2008 to $100.8 million and $213.0 million in the three and six months ended September 30, 2009, respectively.

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

In July 2007, we completed an initial public offering of our common shares, after certain reorganization, separation and recapitalization transactions conducted with Man Group, plc, (“Man Group”, and such transactions collectively, including the initial public offering “the IPO”).

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

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets during fiscal 2009 and the first half of fiscal 2010. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation. In addition, the global equity markets have experienced significant declines in the first quarter of fiscal 2010 compared to appreciation in the second quarter of fiscal 2010, mortgage and corporate credit spreads have widened and during our first quarter of fiscal 2010, the U.S. dollar appreciated against the Euro and British pound offset by depreciation of the British Pound during the second quarter. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear, the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and/or cleared decreased 21.1% from 501.4 million contracts in the three months ended September 30, 2008 to 395.8 million contracts in the three months ended September 30, 2009 and decreased 20.9% from 1,044.0 million contracts in the six months ended September 30, 2008 to 825.5 million contracts in the six months ended September 30, 2009. In recent periods of high volatility, we experienced a decrease in professional trader volumes as these customers tend to reduce trading during periods of significant volatility; as volatility decreased somewhat during our first half of fiscal 2010; professional trader volume has begun to recover. In addition, during times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2009, extreme volatility and widespread uncertainty can impact a client’s ability to take on or maintain positions, which has the effect of decreasing volumes.

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

Our net interest income is also directly affected by principal transactions, such as fixed income, securities lending and interest rate collateralized transactions. While spreads on these transactions have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the compression of spreads experienced during the first half of fiscal 2010 as compared to the end of fiscal 2009. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of the portfolio of client balances invested. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease the interest expense on our variable rate debt.

Results of Operations

Basis of Presentation

Management believes that our unaudited consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated balance sheets, statements of operations, cash flows, changes in equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation.

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

On April 1, 2009, we adopted two new accounting standards each of which is effective for our fiscal year ending March 31, 2010 and interim periods within such fiscal year. These standards require retrospective application and resulted in an adjustment to prior period financial statements. The first standard discusses accounting for noncontrolling interests in consolidated financial statements and resulted in a $12.8 million increase to total equity for the year ended March 31, 2009 due to adoption. The second standard discusses accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement and resulted in a $0.2 million decrease to Net income attributable to MF Global Ltd. for the three and six months ended September 30, 2008, $1.0 million decrease to total assets, $7.0 million decrease to total liabilities and a $6.0 million increase to total equity for the year ended March 31, 2009 due to adoption.

Six Months ended September 30, 2009 Compared to the Six Months ended September 30, 2008

	Six months ended September 30,
(Amounts in millions except share data)	2009	2008	% Change
Revenues
Execution only commissions	$158.9	$226.0	(29.7)
Cleared commissions	522.3	744.9	(29.9)
Principal transactions	85.9	132.4	(35.1)
Interest income	213.0	618.1	(65.5)
Other	23.0	26.0	(11.5)

Total revenues	1,003.2	1,747.3	(42.6)

Interest and transaction-based expenses:
Interest expense	71.2	410.5	(82.7)
Execution and clearing fees	288.4	453.7	(36.4)
Sales commissions	120.0	135.6	(11.5)

Total interest and transaction-based expenses	479.6	999.8	(52.0)

Revenues, net of interest and transaction-based expenses	523.6	747.5	(30.0)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	337.1	425.2	(20.7)
Employee compensation related to non-recurring IPO awards	18.0	35.0	(48.6)
Communications and technology	55.8	63.9	(12.7)
Occupancy and equipment costs	19.5	21.5	(9.3)
Depreciation and amortization	27.9	28.2	(1.1)
Professional fees	37.4	50.1	(25.3)
General and other	59.7	47.3	26.2
IPO-related costs	0.9	10.7	(91.6)
Impairment of goodwill	1.2	—	100.0

Total other expenses	557.4	681.9	(18.3)

Gains on exchange seats and shares	11.2	15.1	(25.8)
Loss on extinguishment of debt	9.7	—	100.0
Interest on borrowings	20.5	36.2	(43.4)

(Loss)/income before provision for income taxes	(52.8)	44.6	(218.4)
(Benefit)/provision for income taxes	(19.4)	17.9	(208.4)
Equity in income/(loss) of unconsolidated companies (net of tax)	0.9	(1.6)	156.3

Net (loss)/income	(32.4)	25.0	(229.6)
Net income attributable to noncontrolling interest	1.0	1.2	(16.7)

Net (loss)/income attributable to MF Global Ltd.	(33.5)	23.8	(240.8)

(Loss)/ earnings per share:
Basic	$(0.40)	$0.14
Diluted	$(0.40)	$0.14
Weighted average number of common shares outstanding:
Basic	123,087,787	120,279,627
Diluted	123,087,787	120,279,627

Three Months ended September 30, 2009 Compared to the Three Months ended September 30, 2008

	Three months ended September 30,
(Amounts in millions except share data)	2009	2008	% Change
Revenues
Execution only commissions	$79.6	$107.0	(25.6)
Cleared commissions	262.8	370.7	(29.1)
Principal transactions	40.2	69.2	(41.9)
Interest income	100.8	272.3	(63.0)
Other	9.4	14.3	(34.3)

Total revenues	492.8	833.5	(40.9)

Interest and transaction-based expenses:
Interest expense	35.1	171.7	(79.6)
Execution and clearing fees	146.3	221.0	(33.8)
Sales commissions	59.5	67.9	(12.4)

Total interest and transaction-based expenses	240.8	460.6	(47.7)

Revenues, net of interest and transaction-based expenses	252.0	372.9	(32.4)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	164.4	214.6	(23.4)
Employee compensation related to non-recurring
IPO awards	9.2	17.2	(46.5)
Communications and technology	28.7	31.5	(8.9)
Occupancy and equipment costs	9.8	11.2	(12.5)
Depreciation and amortization	14.2	14.0	1.4
Professional fees	17.4	19.0	(8.4)
General and other	21.4	31.8	(32.7)
IPO-related costs	—	5.3	(100.0)
Impairment of goodwill	0.6	—	100.0

Total other expenses	265.7	344.6	(22.9)

Gains on exchange seats and shares	10.6	15.8	(32.9)
Interest on borrowings	10.0	22.0	(54.5)

(Loss)/income before provision for income taxes	(13.0)	22.0	(159.1)
(Benefit)/provision for income taxes	(5.0)	11.2	(144.6)
Equity in income/(loss) of unconsolidated companies (net of tax)	0.3	(0.8)	137.5

Net (loss)/income	(7.7)	10.1	(176.2)
Net income attributable to noncontrolling interest	0.6	0.7	(14.3)

Net (loss)/income attributable to MF Global Ltd.	$(8.3)	$9.4	(188.3)

(Loss)/ earnings per share:
Basic	$(0.13)	$0.03
Diluted	$(0.13)	$0.03
Weighted average number of common shares outstanding:
Basic	123,254,930	120,503,557
Diluted	123,254,930	120,503,557

Overview Year to Date Results

Revenues, net of interest and transaction-based expenses, decreased $223.9 million, or 30.0%, to $523.6 million for the six months ended September 30, 2009 from $747.5 million for the six months ended September 30, 2008. The decrease was primarily due to a 20.9% decrease in our total volumes of executed and/or cleared exchange-traded futures and option transactions from 1,044.0 million contracts for the six months ended September 30, 2008 to 825.5 million contracts for the six months ended September 30, 2009. The decrease of 218.5 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions. The decrease in revenues, net of interest and transaction based expenses, was also due in part to lower net interest generated from client funds due to declining interest rates and the narrowing of short-term credit spreads. See “—Supplementary Data” for further details.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $124.5 million, or 18.3%, to $557.4 million for the six months ended September 30, 2009 from $681.9 million for the six months ended September 30, 2008. The decrease was primarily due to a reduction of $88.1 million in employee compensation and benefits (excluding non-recurring IPO awards) which correlates with decreased net revenues, a reduction of $12.7 million in professional fees comprised of audit fees, legal fees and other consulting fees, a reduction of $17.0 million in stock-based compensation expense on our equity awards issued in connection with our IPO, a reduction of $8.1 million in communications and technology costs and a reduction of $9.8 million related to lower IPO-related costs. These reductions for the six months ended September 30, 2009 were offset by $16.0 million in foreign exchange translation losses arising during the six months ended September 30, 2009. In contrast, we recorded foreign exchange gains of $7.1 million for the six months ended September 30, 2008.

Loss before provision for income taxes was $52.8 million for the six months ended September 30, 2009 compared to income of $44.6 million for the six months ended September 30, 2008. This loss was primarily due to decreased revenues, net of interest and transaction-based expenses, the $9.7 million loss on extinguishment of debt that we incurred in relation to the repayment of the Two-Year Term Facility and a decrease of $3.9 million in gains on exchange seats and shares. The loss was partially offset by the decrease in other expenses mentioned above and a decrease of $15.7 million in interest on borrowings.

We recorded a net loss of $33.5 million for the six months ended September 30, 2009 compared to net income of $23.8 million for the six months ended September 30, 2008. Net loss is impacted by the items discussed above, plus a decreased effective tax rate resulting from a greater percentage of profits being generated in lower-tax jurisdictions partially offset by the effects of non-deductible expenses and a lower vesting date fair value on equity compensation awards granted at IPO. The tax rate on ongoing operations increased for the six months ended September 30, 2009 compared to the six months ended September 30, 2008, which resulted in increased tax benefits.

Overview Quarterly Results

Revenues, net of interest and transaction-based expenses, decreased $120.9 million, or 32.4%, to $252.0 million for the three months ended September 30, 2009 from $372.9 million for the three months ended September 30, 2008. The decrease was primarily due to a 21.1% decrease in our total volumes of executed and/or cleared exchange-traded futures and option transactions from 501.4 million contracts for the three months ended September 30, 2008 to 395.8 million contracts for the three months ended September 30, 2009. The decrease of 105.6 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions. The decrease in revenues, net of interest and transaction based expenses, was also due in part to lower net interest generated from client funds due to declining interest rates and the narrowing of short-term credit spreads. See “—Supplementary Data” for further details.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $78.9 million, or 22.9%, to $265.7 million for the three months ended September 30, 2009 from $344.6 million for the three months ended September 30, 2008. The decrease was primarily due to a reduction of $50.2 million in employee compensation and benefits (excluding non-recurring IPO awards) which correlates with decreased net revenues, a reduction of $8.0 million in stock-based compensation expense on our equity awards issued in connection with our IPO, a reduction of $2.8 million in communication and technology costs, a reduction of $5.3 million related to lower IPO-related costs and a reduction of $10.4 million in general and other expenses.

Loss before provision for income taxes was $13.0 million for the three months ended September 30, 2009 compared to income of $22.0 million for the three months ended September 30, 2008. This loss was primarily due to decreased revenues, net of interest and transaction-based expenses and a decrease of $5.2 million in gains on exchange seats and shares which was partially offset by the decrease in other expenses mentioned above as well as a decrease of $12.0 million in interest on borrowings.

We recorded a net loss of $8.3 million for the three months ended September 30, 2009 compared to net income of $9.4 million for the three months ended September 30, 2008. Net loss is impacted by the items discussed above, plus a decreased effective tax rate resulting from a greater percentage of profits being generated in lower -tax jurisdictions partially offset by a lower vesting date fair value on equity compensation awards granted at IPO. The tax rate on ongoing operations increased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, which resulted in increased tax benefits.

Revenues

Execution-only Commissions

Year to Date Results

Execution-only commissions decreased $67.1 million, or 29.7%, to $158.9 million for the six months ended September 30, 2009 from $226.0 million for the six months ended September 30, 2008. This decrease was partly due to an 18.1% decrease in our volume of execution-only exchange-traded futures and options transactions from 298.6 million contracts for the six months ended September 30, 2008 to 244.5 million contracts for the six months ended September 30, 2009. Volumes continue to be negatively impacted by the depressed economic climate, as some institutional customers have reduced their risk appetite as well as pricing pressure and increased activity through electronic trading as clients shift from floor based to screen based execution. Our overall commissions also decreased as we experienced reduced trading activity from middle market and smaller clients, whose rates tend to be more profitable.

Quarterly Results

Execution-only commissions decreased $27.4 million, or 25.6%, to $79.6 million for the three months ended September 30, 2009 from $107.0 million for the three months ended September 30, 2008. This decrease was partly due to a 20.9% decrease in our volume of execution-only exchange-traded futures and options transactions from 142.8 million contracts for the three months ended September 30, 2008 to 113.0 million contracts for the three months ended September 30, 2009. Volumes and commissions continue to be negatively impacted by market turmoil, pricing pressure and increased activity through electronic trading as clients shift from floor based to screen based execution.

Cleared Commissions

Year to Date Results

Cleared commissions decreased $222.6 million, or 29.9%, to $522.3 million for the six months ended September 30, 2009 from $744.9 million for the six months ended September 30, 2008. This decrease was primarily due to a decrease of 22.1% in our volume of cleared exchange-traded futures and options transactions from 745.4 million contracts for the six months ended September 30, 2008 to 581.0 million contracts for the six months ended September 30, 2009. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions as a result of market dislocation, most notably from professional traders who tend to reduce trading during periods of significant volatility. Equities have also continued to have lower volumes as equity markets stabilize as compared to last year.

Quarterly Results

Cleared commissions decreased $107.9 million, or 29.1%, to $262.8 million for the three months ended September 30, 2009 from $370.7 million for the three months ended September 30, 2008. This decrease was primarily due to a decrease of 21.1% in our volume of cleared exchange-traded futures and options transactions from 358.6 million contracts for the three months ended September 30, 2008 to 282.8 million contracts for the three months ended September 30, 2009. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions as a result of market dislocation, most notably from professional traders who tend to reduce trading during periods of significant volatility. Equities have also continued to have lower volumes as equity markets stabilize as compared to last year.

Principal Transactions

Year to Date Results

Principal transactions decreased $46.5 million, or 35.1%, to $85.9 million for the six months ended September 30, 2009 from $132.4 million for the six months ended September 30, 2008. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these transactions was $78.7 million for the six months ended September 30, 2009 compared to $61.4 million for the six months ended September 30, 2008. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $29.2 million, or 15.1%, to $164.6 million for the six months ended September 30, 2009 from $193.8 million for the six months ended September 30, 2008. The decrease in principal transactions was attributable to reduced matched principal brokerage in foreign exchange and commodities markets which moved from $109.8 million in the six months ended September 30, 2008 to $73.6 million for the six months ended September 30, 2009. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Quarterly Results

Principal transactions decreased $29.0 million, or 41.9%, to $40.2 million for the three months ended September 30, 2009 from $69.2 million for the three months ended September 30, 2008. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these transactions was $35.9 million for the three months ended September 30, 2009 compared to $24.9 million for the three months ended September 30, 2008. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $18.0 million, or 19.1%, to $76.1 million for the three months ended September 30, 2009 from $94.1 million for the three months ended September 30, 2008. The decrease in principal transactions was attributable to reduced matched principal brokerage in foreign exchange and commodities markets which moved from $57.0 million in the three months ended September 30, 2008 to $33.0 million for the three months ended September 30, 2009. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, decreased $65.8 million, or 31.7%, to $141.8 million for the six months ended September 30, 2009 from $207.6 million for the six months ended September 30, 2008. This decrease was primarily due to declining interest rates, but was partially offset by an increase in net interest generated from principal transactions and related financing transactions as described further below. The average federal funds rate in the United States decreased from 1.5% during the six months ended September 30, 2008 to 0.2% during the six months ended September 30, 2009. Net interest from client funds and excess cash decreased 56.7% from $146.1 million for the six months ended September 30, 2008 to $63.2 million for the six months ended September 30, 2009 due to (i) reduced rates earned on excess cash during the six months ended September 30, 2009, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances from last year to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash since last year, consistent with the trend in the market, to increase liquidity during these volatile times. The decline in interest income, net, was partially offset by a 28.2% increase in net interest generated from principal transactions and related financing transactions from $61.4 million for the six months ended September 30, 2008 to $78.7 million for the six months ended September 30, 2009. This increase was due to the wider spreads earned by our fixed income products during the six months ended September 30, 2009, consisting of both repurchase and reverse repurchase transactions and stock borrowing and lending activities. See “— Supplementary Data” for further information on the components of net interest income.

Quarterly Results

Interest income, net, decreased $34.8 million, or 34.6%, to $65.7 million for the three months ended September 30, 2009 from $100.5 million for the three months ended September 30, 2008. This decrease was primarily due to declining interest rates, but was partially offset by an increase in net interest generated from principal transactions and related financing transactions as described further below. The average federal funds rate in the United States decreased from 1.5% during the three months ended September 30, 2008 to 0.2% during the three months ended September 30, 2009. Net interest from client funds and excess cash decreased 60.4% from $75.6 million for the three months ended September 30, 2008 to $29.9 million for the three months ended September 30, 2009 due to (i) reduced rates earned on excess cash during the three months ended September 30, 2009, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances from last year to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash since last year, consistent with the trend in the market, to increase liquidity during these volatile times. The decline in interest income, net, was partially offset by a 44.2% increase in net interest generated from principal transactions and related financing transactions from $24.9 million for the three months ended September 30, 2008 to $35.9 million for the three months ended September 30, 2009. This increase was due to the wider spreads earned by our fixed income products, consisting of both repurchase and reverse repurchase transactions and stock borrowing and lending activities. See “— Supplementary Data” for further information on the components of net interest income.

Other Revenues

Year to Date Results

Other revenues decreased $3.0 million, or 11.5%, to $23.0 million for the six months ended September 30, 2009 from $26.0 million for the six months ended September 30, 2008. This decrease was primarily due to the reduction in recharges to clients for local taxes in certain European markets and decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office and support services, all of which were affected by declining trading volumes. These decreases were offset by a $3.2 million settlement we received in relation to litigation regarding our prior acquisition of Refco assets.

Quarterly Results

Other revenues decreased $4.9 million, or 34.3%, to $9.4 million for the three months ended September 30, 2009 compared to $14.3 million for the three months ended September 30, 2008. This decrease was primarily due to the decrease of recharges to clients for local taxes in certain European markets and decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office and support services, all of which were affected by declining trading volumes.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees decreased $165.3 million, or 36.4%, to $288.4 million for the six months ended September 30, 2009 from $453.7 million for the six months ended September 30, 2008. This decrease was primarily due to a 20.9% decrease in our volume of executed and/or cleared exchange-traded futures and options transactions from 1,044.0 million contracts for the six months ended September 30, 2008 to 825.5 million contracts for the six months ended September 30, 2009. During the six months ended September 30, 2009, we experienced decreased transaction volumes, which spread across many of our primary markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased slightly from 0.9% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2008 to 1.0% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2009, primarily due to an error related to interest rate products.

Quarterly Results

Execution and clearing fees decreased $74.7 million, or 33.8%, to $146.3 million for the three months ended September 30, 2009 from $221.0 million for the three months ended September 30, 2008. This decrease is in line with the decrease in commissions and was primarily due to a 21.1% decrease in our volume of executed and/or cleared exchange-traded futures and options transactions from 501.4 million contracts for the three months ended September 30, 2008 to 395.8 million contracts for the three months ended September 30, 2009. During the three months ended September 30, 2009, we experienced decreased transaction volumes, which spread across many of our primary markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 0.9% of revenues, net of interest and transaction based expenses, for the three months ended September 30, 2008 to 0.5% of revenues, net of interest and transaction based expenses, for the three months ended September 30, 2009.

Sales Commissions

Year to Date Results

Sales commissions decreased $15.6 million, or 11.5%, to $120.0 million for the six months ended September 30, 2009 from $135.6 million for the six months ended September 30, 2008. This decrease was primarily due to declining trading activity as a result of lack of client confidence in the markets, unstable market conditions and investors not trading with the same frequency during the six months ended September 30, 2009 as compared to the same period last year. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Quarterly Results

Sales commissions decreased $8.4 million, or 12.4%, to $59.5 million for the three months ended September 30, 2009 from $67.9 million for the three months ended September 30, 2008. This decrease was primarily due to declining trading activity as a result of lack of client confidence in the markets and investors not trading with the same frequency during the three months ended September 30, 2009 as compared to the same period last year. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

Year to Date Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $88.1 million, or 20.7%, to $337.1 million for the six months ended September 30, 2009 from $425.2 million for the six months ended September 30, 2008. This decrease was primarily due to reduced variable compensation paid to employees based on sales, volume and profit contributions, as well as a reduction in termination expenses from $16.5 million for the six months ended September 30, 2008 to $3.5 million for the six months ended September 30, 2009, offset in part by incremental increases in payroll expenses due to increased headcount. Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 57.6% in the six months ended September 30, 2009 compared to 45.2% in the six months ended September 30, 2008. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 56.6% in the six months ended September 30, 2009 compared to 41.3% in the six months ended September 30, 2008. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, increased to 64.4% in the six months ended September 30, 2009 from 56.9% in the six months ended September 30, 2008. Excluding termination costs, employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction based expenses increased to 63.7% in the six months ended September 30, 2009 from 54.7% in the six months ended September 30, 2008.

Quarterly Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $50.2 million, or 23.4%, to $164.4 million for the three months ended September 30, 2009 from $214.6 million for the three months ended September 30, 2008. This decrease was primarily due to reduced variable compensation paid to employees based on sales, volume and profit contributions, as well as a reduction in termination expenses from $11.0 million for the three months ended September 30, 2008 to $1.5 million for the three months ended September 30, 2009, offset in part by incremental increases in payroll expenses due to increased headcount. Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 58.4% in the three months ended September 30, 2009 compared to 45.8% in the three months ended September 30, 2008. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 57.4% in the three months ended September 30, 2009 compared to 40.7% in the three months ended September 30, 2008. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, increased to 65.2% in the three months ended September 30, 2009 from 57.5% in the three months ended September 30, 2008. Excluding termination costs, employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction based expenses increased to 64.6% in the three months ended September 30, 2009 from 54.6% in the three months ended September 30, 2008.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

Year to Date Results

These expenses refer to stock-based compensation expense for restricted shares and restricted share units issued in connection with the IPO. Employee compensation and benefits related to non-recurring IPO awards decreased $17.0 million, or 48.6%, to $18.0 million for the six months ended September 30, 2009 from $35.0 million for the six months ended September 30, 2008. This decrease is primarily attributable to the accelerated vesting of certain awards in prior periods as well as the impact this period of reduced expense from forfeitures last year. In addition, we experienced a decrease in non-vested restricted shares caused by a decrease in the number of restricted shares granted during the six months ended September 30, 2009. These expenses are considered non-recurring and directly attributable to the IPO.

Quarterly Results

Employee compensation and benefits related to non-recurring IPO awards decreased $8.0 million, or 46.5%, to $9.2 million for the three months ended September 30, 2009 from $17.2 million for the three months ended September 30, 2008. This decrease is primarily attributable to the accelerated vesting of certain awards in prior periods as well as the impact this period of reduced expense from forfeitures last year. In addition, we experienced a decrease in non-vested restricted shares caused by a decrease in the number of restricted shares granted during the three months ended September 30, 2009. These expenses are considered non-recurring and directly attributable to the IPO.

Communications and Technology

Year to Date Results

Communications and technology expenses decreased $8.1 million, or 12.7%, to $55.8 million for the six months ended September 30, 2009 from $63.9 million for the six months ended September 30, 2008. This decrease was due to reduced software licensing and maintenance costs, a reduction in outsourced computer services and decreased telecommunication expenses resulting from the consolidation of the CBOT and CME exchange floors which now require less equipment. In addition, we experienced reduced market data research and communications expenses, reflecting fewer client trades during the six months ended September 30, 2009 as compared to the same period last year. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 10.7% for the six months ended September 30, 2009 from 8.5% for the six months ended September 30, 2008.

Quarterly Results

Communications and technology expenses decreased $2.8 million, or 8.9%, to $28.7 million for the three months ended September 30, 2009 from $31.5 million for the three months ended September 30, 2008. This decrease was due to reduced software licensing costs and decreased telecommunication expenses resulting from the consolidation of the CBOT and CME exchange floors which now require less equipment. In addition, we experienced reduced market data research and communications expenses, reflecting fewer client trades during the three months ended September 30, 2009 as compared to the same period last year. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 11.4% for the three months ended September 30, 2009 from 8.4% for the three months ended September 30, 2008.

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs decreased $2.0 million, or 9.3%, to $19.5 million for the six months ended September 30, 2009 from $21.5 million for the six months ended September 30, 2008, primarily due to higher costs incurred during the six months ended September 30, 2008 as a result of relocating to new leased premises in London. This decrease was offset by increased costs due to the renewal of existing leases and leasing of additional office space in New York and Chicago. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.7% for the six months ended September 30, 2009 compared to 2.9% for the six months ended September 30, 2008.

Quarterly Results

Occupancy and equipment costs decreased $1.4 million, or 12.5%, to $9.8 million for the three months ended September 30, 2009 from $11.2 million for the three months ended September 30, 2008, primarily due to higher costs incurred during the three months ended September 30, 2008 as a result of relocating to new leased premises in London. This decrease was offset by increased costs due to the renewal of existing leases and leasing of additional office space in New York and Chicago. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.9% for the three months ended September 30, 2009 compared to 3.0% for the three months ended September 30, 2008.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization slightly decreased $0.3 million, or 1.1%, to $27.9 million for the six months ended September 30, 2009 from $28.2 million for the six months ended September 30, 2008 due primarily to reduced amortization expense on intangible assets as a result of certain impairments in fiscal 2009. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.3% for the six months ended September 30, 2009 from 3.8% for the six months ended September 30, 2008.

Quarterly Results

Depreciation and amortization increased $0.2 million, or 1.4%, to $14.2 million for the three months ended September 30, 2009 from $14.0 million for the three months ended September 30, 2008. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.6% for the three months ended September 30, 2009 from 3.8% for the three months ended September 30, 2008.

Professional Fees

Year to Date Results

Professional fees decreased $12.7 million, or 25.3%, to $37.4 million for the six months ended September 30, 2009 from $50.1 million for the six months ended September 30, 2008 due primarily to the non-recurrence of $6.7 million of legal and consulting fees that are included in the six months ended September 30, 2008 and which were incurred in relation to a one-time broker-related loss in fiscal 2008. In addition, we reduced professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions as reflected in increased headcount. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 7.1% for the six months ended September 30, 2009 compared to 6.7% for the six months ended September 30, 2008.

Quarterly Results

Professional fees decreased $1.6 million, or 8.4%, to $17.4 million for the three months ended September 30, 2009 from $19.0 million for the three months ended September 30, 2008 due primarily to the non-recurrence of $0.7 million of legal and consulting fees that are included in the three months ended September 30, 2008 and which were incurred in relation to a one-time broker-related loss in fiscal 2008. In addition, we reduced professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions as reflected in increased headcount. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 6.9% for the three months ended September 30, 2009 compared to 5.1% for the three months ended September 30, 2008.

General and Other

Year to Date Results

General and other expenses increased $12.4 million, or 26.2%, to $59.7 million for the six months ended September 30, 2009 from $47.3 million for the six months ended September 30, 2008. This increase was due primarily to a $23.1 million change in foreign currency translation expenses, as reflected in a move from gains of $7.1 million during the six months ended September 30, 2008 to losses of $16.0 million during the six months ended September 30, 2009. This loss during the six months ended September 30, 2009 included (i) a $4.1 million currency translation loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $16.0 million currency translation loss driven by a 10% adverse movement of the British Pound to U.S. Dollar exchange rate and a 9% adverse movement of the Euro to U.S. Dollar exchange rate. There were also higher legal settlement expenses of $4.4 million for various cases. This increase in expenses was offset by lower travel and entertainment costs of $3.6 million, lower advertising costs of $1.2 million as well as lower bad debt expense, which decreased from $8.3 million of expenses for the six months ended September 30, 2008 to a credit of $0.6 million for the six months ended September 30, 2009. This decrease was primarily due to the bankruptcy of Lehman Brothers and the resulting bad debt provision during the six months ended September 30, 2008. Bad debts provision was released for 0.1% of revenues, net of interest and transaction based expenses for the six months ended September 30, 2009 compared to an expense of 1.1% for the six months ended September 30, 2008. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 11.4% for the six months ended September 30, 2009 from 6.3% for the six months ended September 30, 2008.

Quarterly Results

General and other expenses decreased $10.4 million, or 32.7%, to $21.4 million for the three months ended September 30, 2009 from $31.8 million for the three months ended September 30, 2008. This was due primarily to lower bad debt expense of $9.3 million, which decreased from $8.7 million of expense for the three months ended September 30, 2008 to a credit of $0.6 million for the three months ended September 30, 2009. This decrease was primarily due to the bankruptcy of Lehman Brothers and the resulting bad debt provision during the three months ended September 30, 2008. Bad debts provision was released for 0.2% of revenues, net of interest and transaction based expenses for the three months ended September 30, 2009 compared to an expense of 2.3% for the three months ended September 30, 2008. In addition, there were lower travel and entertainment costs of $1.8 million and lower insurance premiums of $2.3 million. These decreases in expenses were offset by a $2.5 million decrease in currency translation gains and $2.6 million in increased legal settlement expenses for various cases. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses remained constant at 8.5% for both the three months ended September 30, 2009 and September 30, 2008.

IPO-related Costs

Year to Date Results

We incurred costs of $0.9 million and $10.7 million, or approximately 0.2% and 1.4% of our revenues, net of interest and transaction-based expenses, for the six months ended September 30, 2009 and 2008, respectively, in connection with the IPO, which we refer to as IPO-related costs. These costs consist primarily of legal, accounting and consulting fees. The current year costs are primarily related to continuing compliance with the Sarbanes-Oxley Act. We expect these costs will continue to decline in future periods.

Quarterly Results

We incurred minimal costs during the three months ended September 30, 2009 compared to $5.3 million, or approximately 1.4% of our revenues, net of interest and transaction-based expenses for the three months ended September 30, 2008, in connection with the IPO, which we refer to as IPO-related costs. These costs consist primarily of legal, accounting and consulting fees. The current year costs are primarily related to continuing compliance with the Sarbanes-Oxley Act. We expect these costs will continue to decline in future periods.

Impairment of Goodwill

Year to Date Results

We recorded an impairment charge of $1.2 million in the six months ended September 30, 2009 based on our impairment testing of goodwill during the six months ended September 30, 2009. Our assessment of our goodwill identified triggering events that required an impairment analysis to be performed. As a result of our analysis, we determined all of our goodwill was impaired. There was no such impairment charge recorded in the six months ended September 30, 2008.

Quarterly Results

We recorded an impairment charge of $0.6 million in the three months ended September 30, 2009 based on our impairment testing of goodwill during the three months ended September 30, 2009. Our assessment of our goodwill identified triggering events that required an impairment analysis to be performed. As a result of our analysis, we determined all of our goodwill was impaired. There was no such impairment charge recorded in the three months ended September 30, 2008.

Gains on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares decreased $3.9 million to $11.2 million for the six months ended September 30, 2009 from $15.1 million for the six months ended September 30, 2008. The amount of unrealized gains recorded is based on the fair market value movements of the remaining excess seats and shares we own. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on exchange seats and shares in future periods.

Quarterly Results

Gains on exchange seats and shares decreased $5.2 million to $10.6 million for the three months ended September 30, 2009 from $15.8 million for the three months ended September 30, 2008. The amount of unrealized gains recorded is based on the fair market value movements of the remaining excess seats and shares we own. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on exchange seats and shares in future periods.

Loss on Extinguishment of Debt

Year to Date Results

Loss on extinguishment of debt was incurred as the result of the early repayment of the Two-Year Term Facility in April 2009. In repaying the Two-Year Term Facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million in the first quarter of fiscal 2010. The loss has been disclosed separately within our unaudited consolidated statement of operations for the six months ended September 30, 2009.

Interest on Borrowings

Year to Date Results

Interest on borrowings decreased $15.7 million, or 43.4%, to $20.5 million for the six months ended September 30, 2009 from $36.2 million for the six months ended September 30, 2008. This decrease was primarily due to lower levels of outstanding debt and a decrease in interest rates, particularly the LIBOR rate. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.9% for the six months ended September 30, 2009 from 4.8% for the six months ended September 30, 2008.

Quarterly Results

Interest on borrowings decreased $12.0 million, or 54.5%, to $10.0 million for the three months ended September 30, 2009 from $22.0 million for the three months ended September 30, 2008. This decrease was primarily due to lower levels of outstanding debt and a decrease in interest rates, particularly the LIBOR rate. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.0% for the three months ended September 30, 2009 from 5.9% for the three months ended September 30, 2008.

Provision for Income Taxes

Year to Date Results

Income taxes decreased $37.3 million from a tax expense of $17.9 million for the six months ended September 30, 2008 to tax benefits of $19.4 million for the six months ended September 30, 2009. Our effective income tax rate was 36.8% for the six months ended September 30, 2009, down from 40.0% for the six months ended September 30, 2008. The decrease in the effective tax rate primarily relates to a greater percentage of our profits being earned in lower-tax jurisdictions, partially offset by the tax effect of non-deductible items, and a lower vesting date fair value on equity compensation awards. Our effective tax rate on ongoing operations was approximately 46.0% for the six months ended September 30, 2009 compared to 30.8% for the six months ended September 30, 2008.

Quarterly Results

Income taxes decreased $16.2 million from a tax expense of $11.2 million for the three months ended September 30, 2008 to tax benefits of $5.0 million for the three months ended September 30, 2009. Our effective income tax rate was 38.3% for the three months ended September 30, 2009, down from 50.2% for the three months ended September 30, 2008. The decrease in the effective tax rate primarily relates to a greater percentage of profits being generated in lower-tax jurisdictions partially offset by a lower vesting date fair value on equity compensation awards granted and the effects of non-deductible items. Our effective tax rate on ongoing operations was approximately 46.0% for the three months ended September 30, 2009 compared to 30.8% for the three months ended September 30, 2008.

Supplementary Data

Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense, although management views the business including such amounts.

The table below calculates total principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009
Principal transactions	$63.2	$69.2	$109.9	$45.3	$45.7	$40.2
Net interest generated from principal transactions and related financing transactions	36.5	24.9	51.4	37.4	42.8	35.9

Total principal transactions revenue	$99.7	$94.1	$161.3	$82.7	$88.5	$76.1

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009
Net interest generated from client payables and excess cash	$70.5	$75.6	$46.5	$34.3	$33.3	$29.9
Net interest generated from principal transactions and related financing transactions	36.5	24.9	51.4	37.4	42.8	35.9

Total net interest income	$107.0	$100.5	$97.9	$71.7	$76.1	$65.8

The table below calculates net revenues from client funds and excess cash:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009
Net interest generated from client payables and excess cash	$70.5	$75.6	$46.5	$34.3	$33.3	$29.9
Principal transactions revenues from investment of client payables	(0.9)	2.1	31.1	(7.8)	0.2	2.7

Total net revenues from client payables and excess cash	$69.6	$77.7	$77.6	$26.5	$33.5	$32.6

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of September 30, 2009 included: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks, which terminates in June 2012, under which we currently have $642.5 million outstanding ($857.5 million of which is undrawn at September 30, 2009); (ii) available excess cash in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. In October 2008, Lehman Commercial Paper Inc., one of the participating banks under our $1,500.0 million five-year unsecured revolving liquidity facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $50.0 million. In addition, we have customer collateral, which is not included on our balance sheet and non-segregated customer payables, that can be re-hypothecated by us, and which we consider an additional layer of liquidity. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day clearing operations. Further, on September 25, 2009, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf process, we may sell securities, including common or preference shares, debt securities, and warrants to purchase common or preference shares or debt securities, in one or more offerings. Any sale of such securities would be dependent upon market conditions around the time of sale and there can be no assurance that we will sell any such securities. As noted in this registration statement, unless otherwise specified in an applicable prospectus supplement or other offering material, we intend to use the net proceeds from the sales of the securities for general corporate purposes.

On April 16, 2009, we repaid the remaining outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity of July 2010 thus terminating all remaining obligations under the Two-Year Term Facility. See Note 8 to our unaudited consolidated financial statements for further information.

Working Capital Needs

Our cash flows are complex, interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our total working capital exclusive of non-earning assets and inclusive of our long-term borrowings. Our working capital decreased from March 31, 2009 to September 30, 2009 primarily due to the early repayment of the Two-Year Term Facility.

As of September 30 and March 31, 2009, total working capital was calculated as follows:

	September 30, 2009	March 31, 2009
	(Dollars in millions)
TOTAL ASSETS	$59,494.0	$38,835.6

Less Non-earning assets:

Receivables—Other	40.7	36.9
Memberships in exchanges, at cost	6.6	6.4
Furniture, equipment and leasehold improvements, net	67.9	62.7
Intangible assets, net	136.6	151.7
Other assets	208.8	191.4

Subtotal non-earning assets	460.6	449.0

Less Total liabilities:	58,044.8	37,387.9

Add Borrowings	851.0	1,086.8

TOTAL WORKING CAPITAL	$1,839.6	$2,085.5

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 12 to our unaudited consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at September 30, 2009 and March 31, 2009.

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

Credit Facilities and Sources of Liquidity

As described above, we have a $1,500.0 million five-year unsecured committed liquidity facility, which we refer to as our “liquidity facility” with a syndicate of banks. As of September 30, 2009, we had $642.5 million in outstanding borrowings. We intend to keep $500.0 million of the amount outstanding at September 30, 2009 under the liquidity facility as long term debt and as part of our capital structure, unless we replace some or all of these borrowings with other long-term debt. The remaining $857.5 million is available to us as a committed facility. In addition to this $500.0 million, we have a further $142.5 million outstanding under the liquidity facility.

The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.40% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We pay a facility fee of 10 basis points per annum. Effective June 13, 2008, in connection with the Two-Year Term Facility and drawdown on the liquidity facility, we increased the interest rate margin by 1.10% per annum only on $500.0 million outstanding under the liquidity facility. On January 16, 2009, the agreed interest rate increased to 1.50% per annum on the outstanding balance due to a change in our credit ratings. In the event our credit ratings are further downgraded beyond a certain level, the rate on the $500.0 million outstanding will increase to 1.85% and the rate on other outstanding amounts will increase to 0.525%. The liquidity facility contains financial and other covenants. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620.0 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the liquidity facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the liquidity facility will become due and we will not be permitted to make any further borrowings under the liquidity facility. At September 30, 2009, we were not in default of our covenants under the liquidity facility.

As previously disclosed, in connection with our evaluation of whether to move our corporate domicile from Bermuda to Delaware, and to afford us flexibility in our decision-making, we obtained an amendment to our liquidity facility to allow us to move (but does not require us to move) our corporate domicile from Bermuda to Delaware by means of a discontinuance, creating a new holding company or similar corporate transaction.

We also have other credit agreements with financial institutions in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges on which we conduct business. As of September 30, 2009, we had $7.0 million of issued letters of credit.

As of September 30, 2009, due primarily to the repayment of our Two-Year Term Facility and in part to an increase in our non-earning assets, our long-term capital decreased to $1,769.3 million from $2,019.6 million, as of March 31, 2009. Management views long-term capital as all sources of debt and equity from our consolidated balance sheet which includes excess capital. The decrease is primarily attributable to the repayment of the Two-Year Term Facility during our second fiscal quarter. Our available liquidity and long-term capital decreased by $55.1 million from $3,672.6 million for the fiscal year ended March 31, 2009 to $3,617.5 million for the six months ended September 30, 2009. An analysis of our liquidity position is as follows:

(Dollars in millions)
Client Assets	September 30, 2009	March 31, 2009

Non-Segregated Payables to customers	$1,068.7	$921.5
Non-Segregated Collateral	476.0	515.0

	1,544.7	1,436.5
Undrawn Liquidity Sources
Liquidity Facility—Undrawn Portion (1)	857.5	857.5

	857.5	857.5

Long-Term Capital
Equity	1,224.9	1,223.6
Preferred Shares (Notional Value)	300.0	300.0
Liquidity Facility	500.0	500.0
Term Loan	—	240.0
Convertible Notes (Par Value)	205.0	205.0
Less: Non-Earning Assets (2)	(460.6)	(449.0)

	1,769.3	2,019.6
Less: Required Capital	(554.0)	(641.0)

Total Available Liquidity and Long-Term Capital (3)	3,617.5	3,672.6

(1)

In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75.0 million under our $1,500.0 million five-year unsecured revolving liquidity facility filed for bankruptcy and, accordingly, we believe Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $50.0 million. This amount excludes $142.5 million, which is the short-term portion of the total $642.5 million outstanding under the liquidity facility.

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

Analysis of Cash Flows

We prepare our consolidated statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net increases/ (decreases) in cash and cash equivalents:

(Dollars in millions)	Six months ended September 30,
	2009	2008
Cash flows from:
Operating activities	$422.2	$77.0
Investing activities	(16.7)	(0.4)
Financing activities	(252.7)	(248.7)
Effect of exchange rate changes	4.8	(22.1)

Net increase in cash and cash equivalents	$157.6	$(194.2)

Operating Activities

Net cash provided by operating activities was $422.2 million in the six months ended September 30, 2009, compared to $77.0 million in the six months ended September 30, 2008. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the six months ended September 30, 2009, we recorded a loss on extinguishment of debt of $9.7 million related to the early repayment of the Two-Year Term Facility. We also recorded impairment charges of $1.2 million related to goodwill. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased, (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements and therefore, the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the six months ended September 30, 2009, and 2008, these arrangements resulted in net cash provided of $4,773.1 million and net cash used of $1,395.2 million, respectively. These net positions were offset by changes in securities owned and securities sold, not yet purchased in the six months ended September 30, 2009, and 2008, resulting in net cash used of $5,723.3 million and net cash provided of $5,098.5 million, respectively. Overall, in the six months ended September 30, 2009, the movements in these collateralized financing arrangements drove the increase in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the six months ended September 30, 2009 resulted in net cash provided of $89.9 million compared to $1,491.3 million for the six months ended September 30, 2008.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2009 to September 30, 2009, and we analyze the changes to our client activities and how we have financed this as follows:

(Dollars in billions)	9/30/2009	3/31/2009	Change
Drivers of Liquidity—Client Activity
Receivables—Customers, net of allowances	$0.6	$0.4	$(0.2)
Payables—Customers	(12.2)	(11.9)	0.3

Receivables—Brokers, dealers, and clearing organizations	2.7	2.4	(0.3)
Payables—Brokers, dealers, and clearing organizations	(2.4)	(1.1)	1.3

Net sources/(uses)				1.1

Yield Enhancement Activities
Cash and cash equivalents	0.8	0.7	(0.1)
Restricted cash and segregated securities	9.6	9.7	0.1
Securities purchased under agreements to resell	21.6	12.9	(8.7)
Securities sold under agreements to repurchase	(32.4)	(14.4)	18.0

Net			9.3

Securities borrowed	12.1	8.6	(3.5)
Securities loaned	(4.8)	(6.1)	(1.3)

Net			(4.8)

Securities owned, at fair value	11.5	3.6	(7.9)
Securities sold, not yet purchased, at fair value	(5.2)	(2.9)	2.3

Net			(5.6)

Net funding sources/(uses)				(1.1)

Net cash inflow/(outflow)				$(0.0)

Investing Activities

Net cash used in investing activities was $16.7 million during the six months ended September 30, 2009, compared to $0.4 million for the six months ended September 30, 2008. In general, our investing activities primarily relate to acquisitions and proceeds received from the sales of exchange seats and shares, offset by the purchases of exchange memberships and furniture, equipment and leasehold improvements. In the six months ended September 30, 2009, we used cash of $15.8 million to purchase furniture, equipment and leasehold improvements and $1.2 million as contingent consideration for historical acquisitions. In the six months ended September 30, 2008, we received cash of $21.0 million from the sale of exchange seats and shares, which was offset by $4.9 million used as additional contingent consideration for the acquisition of FXA Securities, Ltd. in June 2007, as well as $15.2 million to purchase furniture, equipment and leasehold improvements.

Financing Activities

Net cash used in financing activities was $252.7 million during the six months ended September 30, 2009, as compared to $248.7 million for the six months ended September 30, 2008. For the six months ended September 30, 2009, these financing activities mainly related to the early repayment of the outstanding balance under the Two-Year Term Facility of $240.0 million and the payment of preferred dividends of $15.4 million, which was offset by an increase of $3.5 million in other short-term borrowings. For the six months ended September 30, 2008, our financing activities primarily related to changes in our capital structure. These activities included drawing down $350.0 million from the liquidity facility for purposes of paying down a portion of the $1,400 million bridge facility taken out in connection with the IPO. In addition, during that period, we issued $210.0 million in aggregate principal amount of 9.00% Convertible Senior Notes due 2038 (“Convertible Notes”) and $150 million in aggregate liquidation preference of 9.75% Non-Cumulative Convertible Preference Shares, Series B, which yielded proceeds of $128.9 million, net of issuance of costs in each case, which was partially offset by a repayment of other short-term borrowings of $35.8 million.

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

Replacement Capital Covenant

On July 18, 2008, in connection with the issuance of the Cumulative Convertible Preference Shares, Series A (the “Series A Preference Shares”), we entered into a replacement capital covenant, whereby we agreed for the benefit of certain of our debtholders identified therein, including initially the holders of our Convertible Notes, that we would not redeem or repurchase the Series A Preference Shares on or before July 18, 2018 except out of the proceeds from the issuance of certain qualified equity and/or equity-related securities and pursuant to the other terms and conditions set forth in the replacement capital covenant. As of the date of this report, our only debt that receives the benefit of our obligations under the replacement capital covenant is our Convertible Notes. This description of the replacement capital covenant is a summary and does not purport to be a complete description of all the terms and it is qualified in its entirety by reference to the replacement capital covenant, which was filed on July 18, 2008 with our Current Report on Form 8-K as Exhibit 1.1 filed.

Contractual Obligations

Other than the early repayment of the Two-Year Term Facility discussed above, there were no other material changes to the contractual obligations table as stated in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Off-Balance Sheet Arrangements and Risk

We are a member of various exchanges and clearing organizations. Under standard membership agreements, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated balance sheets for these arrangements.

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

Other Recent Developments

In June 2009 we advanced our strategy of diversifying our product offerings by launching our Alternative Investment Strategies (AIS) group. The AIS group will provide qualified retail and institutional investors with access to the managed futures sector through a direct asset placement program of managed accounts. In addition to the direct access placement program, the AIS group intends to enter the fund management business with the launch of a managed futures fund, which we expect will diversify our revenue sources with revenue that is less dependent on market conditions.

Fair Value of Financial Instruments

Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. These instruments include cash and derivative products that primarily represent our investment, trading and customer facilitation activities.

We adopted the provisions of a new accounting standard as of April 1, 2008. This new standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. For financial instruments measured at fair value, changes in fair value are recognized in earnings within Principal transactions in the consolidated statements of operations. Consistent with market convention, we mark our financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

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

Securities owned, Securities sold, not yet purchased, certain Securities purchased under agreements to resell, certain Securities sold under agreements to repurchase, certain Securities borrowed and derivative transactions are carried at fair value and are classified and disclosed in the following categories:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Level 1 consists of financial instruments whose fair values are estimated using quoted market prices. Included in Level 1 are exchange-traded equities and U.S. government securities as well as futures and options traded on exchanges.

Level 2 – Quoted prices for identical or similar assets or liabilities in markets that are less active, that is, markets in which there are few transactions for the asset or liability that are observable for substantially the full term. Included in Level 2 are those financial instruments for which fair values are estimated using models or other valuation methodologies. These models are primarily industry-standard models that consider various observable inputs, including time value, yield curve, volatility factors, observable current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Financial instruments in this category include fixed income instruments including floating rate notes, federal agency securities, corporate debt, certificates of deposit, resale and repurchase agreements and securities borrowed; as well as over the counter forwards, swaps, and options.

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

In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of the assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Refer to Note 17 to the consolidated financial statements, Fair Value Measurements and Derivative Activity, for the analysis prepared as of September 30, 2009.

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

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2009-12”). The guidance in ASU No. 2009-12 amends certain sections in ASC 820, which discusses accounting for fair value measurements and disclosures. The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value is calculated in a manner consistent with U.S. GAAP for investment companies as of the reporting entity’s measurement date. The amendments also require disclosures by major category of investment to be determined on the basis of the nature and risks of the investment. We will adopt ASU No. 2009-12 in the third quarter of our fiscal 2010 and recorded our investment in an alternative fund in accordance with the requirements of this update.

In August 2009, the FASB issued ASU No. 2009-5, Measuring Liabilities at Fair Value (“ASU No. 2009-5”). This Update provides amendments to ASC 820, for the fair value measurement of liabilities. It requires a reporting entity to measure the fair value of a liability using certain valuation techniques when a quoted price in an active market for the identical liability is not available. A reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of a liability when fair valuing that liability. The amendments in this Update also clarify the hierarchy of the fair value measurements to be used for a quoted price in an active market for the identical liability at the measurement date as well as for the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. We will adopt ASU No. 2009-5 in the third quarter of our fiscal 2010 and are currently evaluating the impact it will have on our consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which was superseded by ASC 105. In September 2009, the FASB also issued ASU No. 2009-01, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-01”). ASC 105 and ASU No. 2009-01 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing, non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in ASC 105 and ASU No. 2009-01 will become non-authoritative. ASC 105 and ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 and ASU No. 2009-01 in the second quarter of our fiscal 2010 and made reference to accounting and reporting standards on our consolidated financial statements in accordance with ASC 105 and ASU No. 2009-01 upon adoption.

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. SFAS No. 166 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. SFAS No. 166 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. We will adopt SFAS No. 166 in the first quarter of fiscal year 2011 and are currently evaluating the impact it will have on our consolidated financial statements upon adoption.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which was superseded by ASC 260-10-45 (“ASC 260-10-45”). The guidance in ASC 260-10-45 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260-10-45 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted ASC 260-10-45 in the first quarter of fiscal 2010 with no material impact to our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which was superseded by ASC 470-20. ASC 470-20 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted ASC 470-20 in the first quarter of fiscal 2010. See Note 1 for further details on the impact of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, which was superseded by certain sections in ASC 810. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted the guidance in the first quarter of fiscal 2010. See Note 1 for further details on the impact of adoption.

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

Market Risk

Market risk is defined as the risk of loss that arises from fluctuations in values of, or income from, assets and liabilities as a result of movements in market rates or prices. We are exposed to a degree of market risk inherent in conducting our business and managing the assets and liabilities of our global operations including, interest rate and foreign exchange risk and, to a lesser extent, equity and commodity risk.

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

Foreign exchange risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of our assets located outside of the United States. We are exposed to movements in foreign exchange rates since we must keep part of our assets and liabilities denominated in foreign currencies to meet operational, expense, regulatory and other obligations of our non-U.S. operations.

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

The table below shows the approximate increase in our other expenses for the six months ended September 30, 2009 due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pound	10%	$5.4
Australian dollar	10%	$0.7
Euro	10%	$0.6
Singapore dollar	10%	$0.6

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

As of September 30, 2009, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $4.1 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations, our held-to-maturity portfolio and investments of segregated client funds.

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

Value-at-risk measures have inherent limitations including:

•	historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors;

•	value-at-risk measurements are based on current positions, while future risk depends on future positions;

•	value-at-risk measurements are based on a one day measurement period and do not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	value-at-risk is not intended to capture worst case scenario losses and we could incur losses greater than the value-at-risk amounts reported.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

	September 30, 2009
Risk Categories (1)	Average	Minimum	Maximum
(Dollars in thousands)

Energy	$160	$53	$243
Equities	214	—	320
Foreign Exchange	181	78	261
Interest Rate	4,414	3,982	5,273
Metals	177	160	198
Agricultural products	136	72	203
Diversification effect (2)	(841)	(395)	(1,260)

Total	$4,441	$3,950	$5,238

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

In line with market practices, we may grant secured (collateralized) and unsecured financing to some of our clients subject to various regulatory and internal requirements to enable them to post initial and variation margin as well as to provide financing in re-purchase agreement transactions. Generally, the financing lines we provide to clients and counterparties are uncommitted lines which we can rescind at any time and are granted based on the supporting information such as client financials, ratings, and credit due diligence.

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

Regulatory Capital Risk

We are required by various domestic and foreign governmental bodies and self-regulatory organizations responsible for overseeing our business activities to maintain specified minimum levels of regulatory capital in some of our operating subsidiaries. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.

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

Our policy requires that we have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks ($857.5 million of which is undrawn at September 30, 2009). In October 2008, Lehman Commercial Paper Inc., one of the participating banks of the aforementioned credit facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $50.0 million. We also have other uncommitted credit agreements with financial institutions in the form of trading relationships to support the business in respect of settlement and intra-day requirements. We anticipate accessing these facilities and credit lines from time to time.

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Consistent with our competitors, our operations are exposed to a broad number of these types of risks which could have a significant impact on our business. To mitigate loss, we have established an independent operational risk department designed to ensure application of a globally consistent operational risk management framework. We are also implementing firm-wide policies, standards and processes for risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable operational risk environment.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall. The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of this unauthorized trading incident:

•

Class Action Suits. We, Man Group, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. We made a motion to dismiss which has been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs have appealed. Because the motion to dismiss was made before discovery, the litigation is in its early stages, and in the event plaintiffs successfully appeal we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

The U.S. Attorney’s Office, Chicago Examination. The U.S. Attorney’s Office in Chicago, Illinois is examining Mr. Dooley and the unauthorized trades. We have been cooperating with the U.S. Attorney’s Office, which has informed us that we are not a target of their investigation, and that Mr. Dooley is a target.

•

Commodity Futures Trading Commission Investigation. The CFTC has issued a formal order of investigation naming us and Mr. Dooley. The CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), has been collecting documentation from us and taking depositions of our employees. The CFTC and CME investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. We established an accrual of $10.0 million in fiscal 2008 to cover the potential CFTC civil monetary penalties in this matter and the two matters referred to below under the captions, “Commodity Futures Trading Commission Potential Action” and “CFTC Natural Gas Price Information Investigation”. This is our best estimate and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. We established an accrual of $0.5 million in the three months ended September 30, 2009 for the CME matter.

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

•

Insurance Claim. We filed a claim under our Fidelity Bond Insurance (“the Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, our Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against us in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. We believe the insurers’ position to be in error and have filed a counterclaim in order to seek to enforce our right to payment in court.

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

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against us and our former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department (“MRD”) as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through our broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that we and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by our actions in sending price indications to the BMO MRD, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the on-going CFTC natural gas price information investigation described above in “CFTC Natural Gas Price Information Investigation.” The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to us (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in our London office between July 2001 and February 2002. The claimants sought £3.2 million (approximately $5.3 million) in damages and speculative claims, including claims for lost profits, of up to an additional £28.0 million (approximately $46.1 million). Mediation began in April 2008 but was not successful and a trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against us in the amount of £19.29 million plus interest and costs. We have appealed this judgment. An expense of $8.0 million was recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for insurance proceeds of $23.5 million.

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

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, we, along with four other futures commission merchants (“FCMs”), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that we and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. We filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, we intend to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Leaderguard Matter

Proceedings had been instituted against our U.K. subsidiary by the liquidator of Leaderguard Spot Forex Limited (“LSF”), a Mauritius based investment firm that became insolvent in March 2005. Our U.K. subsidiary (originally through GNI Limited and then Man Financial Limited) provided foreign exchange broking services to two companies in the Leaderguard group between 2001 and 2005. The claim alleged, inter alia, that we were complicit in assisting the directors of various Leaderguard group companies to breach fiduciary duties owed by such directors to their companies and that we knowingly benefited from assets received in breach of such fiduciary duties. The claim further alleged we are liable to account for funds lost through transactions executed by such directors with our U.K. company which are alleged to amount to $18.0 million. The Leaderguard liquidator dismissed the action on July 17, 2009. No provision for losses was recorded in connection with this matter.

Class Action Suit

We and certain of our executive officers and directors had been named as defendants in an action filed in the United States District Court for the Southern District of New York. This action, which purported to be brought as a class action on behalf of purchasers of MF Global stock between March 17, 2008 and June 20, 2008, sought to hold defendants liable under §§ 10 and 20 of the Securities Exchange Act of 1934 for alleged misrepresentations and omissions related to our financial results and projections and capital structure. We filed a motion to dismiss which the court granted, with prejudice.

Voiran Trading Limited

On December 29, 2008, we received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The letter and arbitration proceeding alleges that our U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and us, among others, in the United States District Court for the Eastern District of New York, alleging that we, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. We have made a motion to dismiss which is currently pending before the court. The litigation is in its earliest stages. We believe we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, we were sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that we “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $0.01 million each. We made a motion to dismiss which was granted by the court. Plaintiffs have appealed. We believe we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, we formally requested that Man Group (our largest shareholder at the time and former parent company) make a payment of $29.8 million that Man Group owes to us in connection with the recapitalization of our balance sheet at the time of the IPO in fiscal 2008. Man Group has demanded arbitration and we have agreed to an arbitration by the London Court of International Arbitration. As a result of this unresolved claim, at March 31, 2009, we recorded a receivable of $29.8 million in equity. If we prevail in our claim, we would expect to restore our equity by the amount we receive from Man Group (if any) and, if we are not successful, we would expect to write off the receivable to additional paid in capital and not to increase our equity. The reduction in equity does not affect amounts reported in our earnings, our income statement or our cash position for any prior period and we do not expect the resolution of the claim, whether favorable to us or not, to affect our earnings or our income statement for the current or any future period, although any amounts we recover would increase our cash position. This matter is in its very earliest stages and we intend to pursue this claim vigorously.

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

•

Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses. Morgan Fuel contends that MFG and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York has temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there is no agreement to arbitrate. The motion for a permanent stay was denied and we have appealed that decision.

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim was also denied by the court and we have appealed that decision as well.

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

For a discussion of our potential risks and uncertainties, see information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC, which is accessible on the Securities and Exchange Commission’s Website at sec.gov. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the period ended March 31, 2009. If any of the risks discussed in our 2009 Form 10-K or this Form 10-Q actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

RISKS RELATING TO THE CHANGE IN OUR JURISDICTION OF INCORPORATION

Our Corporate Effective Tax Rate may increase as a result of the Domestication.

We intend to change the jurisdiction of incorporation of our parent company, MF Global Ltd., from Bermuda to Delaware, which change is referred to as the “Domestication”. We have recently begun taking steps to effect the Domestication, such as filing a registration statement on Form S-4, for the purpose of registering our outstanding common shares and preferred shares, which on the effective date of the Domestication, will automatically convert on a one-for-one basis into common and preferred stock that will comprise our parent’s authorized capital as a Delaware entity. There can be no assurance that the Domestication will be successful, but if it is, our parent’s organizational documents will change and will be governed by Delaware law rather than Bermuda law.

In addition, if the Domestication is successful, we will become subject to U.S. tax on our income and capital gains and our corporate effective tax rate may increase significantly, which could materially impact our financial results, including our earnings and cash flow, for periods after the Domestication. Our corporate effective tax rate, which fluctuates significantly from period to period, is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties, in various jurisdictions, including many other than the jurisdiction where our parent is organized and domiciled. If our parent’s jurisdiction of incorporation were to remain Bermuda, then under current Bermuda law, we would not be subject to tax on our income or capital gains under Bermuda law at least until after March 28, 2016 pursuant to an undertaking from the Minister of Finance of Bermuda pursuant to the Exempt Undertakings Tax Protection Act 1966, as amended, even if Bermuda enacted any legislation imposing tax computed on income or capital gains.

The highest statutory corporate tax rate for U.S. federal income tax purposes is 35%. Our effective tax rate for purposes of financial reporting may, however, vary significantly from the statutory rates under which we operate (including the U.S. statutory rate that would apply after the Domestication) because of, among other things, timing differences in the recognition of income and expense for U.S. GAAP and tax purposes, and differences in how each jurisdiction in which we operate treats the same item of income or expense. We are unable to predict the impact of the Domestication on our effective tax rate going forward. In addition, the tax laws of the United States and other jurisdictions could change in the future, and those changes could cause a material increase in our effective tax rate at a later date as well.

We plan to change the jurisdiction of incorporation of our parent to improve our position in light of, and increase our flexibility to respond to, the current and anticipated competitive and regulatory landscape and to become a primary dealer for the Federal Reserve Bank of New York, but we have no control over the changes in the regulatory landscape nor can we offer any guarantee that the Federal Reserve Bank of New York will approve our application to become a primary dealer.

We are changing the jurisdiction of incorporation of our parent in order to improve our position in light of, and increase our flexibility to respond to, the current and anticipated competitive and regulatory landscape. We believe that changing our corporate domicile from Bermuda to Delaware will give our existing and potential clients, creditors and other counterparties greater comfort that we are fully subject to the current and evolving U.S. regulatory regime. However, we have no control over the direction or extent of the financial reforms that are now under consideration in Congress or their potential impact upon our business plans and future earnings.

Changing the jurisdiction of incorporation of our parent would also facilitate our becoming a primary dealer for the Federal Reserve Bank of New York (the “Federal Reserve”). In order to become a primary dealer under the existing rules of the Federal Reserve, a company must be incorporated in an approved jurisdiction, a category that includes Delaware but does not currently include Bermuda. However, we have received no assurance from the Federal Reserve that we will be approved as a primary dealer if we change our jurisdiction of incorporation, and we cannot guarantee that we will become a primary dealer or assure you as to the timing of any such event. If our application is denied, our business plans and future earnings potential could be adversely affected. Moreover, even if we become a primary dealer, there is no assurance that we will be able to realize potential new benefits to our business or that any such benefits would not be offset by new costs or risks associated with acting as a primary dealer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

MF Global Ltd. held its annual general meeting of shareholders on August 13, 2009. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

1.	The election of eight directors:

Nominee	For	Against	Abstain
Alison J. Carnwath	107,172,951	10,581,271	994,313
Bernard W. Dan	108,772,690	9,442,943	532,902
Eileen S. Fusco	108,208,967	9,556,494	983,074
Martin J. Glynn	90,304,925	27,442,281	1,001,329
Edward L. Goldberg	105,148,680	12,599,157	1,000,698
David I. Schamis	108,265,214	9,477,833	1,005,488
Lawrence M. Schloss	90,301,877	27,441,727	1,004,931
Robert S. Sloan	87,428,530	30,325,392	994,613

2.	Approve the implementation of a one-time share option exchange program for employees, other than executive officers and directors.

For	Against	Abstain	Broker Non-Votes
74,195,243	21,691,829	38,195	22,823,268

3.	Approve PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal 2010, and to authorize the Board of Directors, acting by the Audit Committee, to determine the independent auditors’ fee.

For	Against	Abstain	Broker Non-Votes
117,962,468	241,622	544,445	Zero

Item 5.	Other Information

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to best support our business and growth strategies, and more specifically, our focus on diversifying our business within financial services, as well as to improve our position of, and increase our responsibility to respond to, our current and anticipated competitive and regulatory landscape, we have been in the process of evaluating whether to change our jurisdiction of incorporation from Bermuda to Delaware. On November 4, 2009, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. The registration statement will register the common stock and preferred stock that would be issuable to our existing shareholders of common shares and preference shares on a one-for-one basis upon completion of a domestication in accordance with Section 388 of the General Corporation Law of the State of Delaware and the concurrent discontinuance from Bermuda under the Companies Act 1981 of Bermuda. Upon the effectiveness of the domestication and discontinuance, the jurisdiction of incorporation with respect to our parent company, MF Global Ltd. would change from Bermuda to Delaware, and the name of MF Global Ltd. would change to “MF Global Holdings Ltd.” Although neither the domestication nor the discontinuance require shareholder approval, both the domestication and discontinuance are subject to the final approval of our board of directors.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Form of Restricted Share Unit Award Agreement (Share Option Exchange) (Incorporated by reference to Exhibit 99.(A) (I)(IV) MF Global Ltd.’s Tender Offer Statement in Schedule TO, filed on October 7, 2009)

10.2	Amended and Restated Employment Agreement between MF Global Ltd. and Thomas Connolly, dated August 12, 2009

10.3	Amended and Restated Employment Agreement between MF Global Ltd. and Michael Roseman, dated August 21, 2009

10.4	Letter Agreement, dated July 18, 2008, relating to $1,500,000,000 Liquidity Facility

12.1	Computations of Ratio of Earnings to Fixed Charges

31.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL LTD

By:	/s/ Bernard W. Dan
Name:	Bernard W. Dan
Title:	Chief Executive Officer

By:	/s/ J. Randy MacDonald
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: November 6, 2009