Form 10-Q
period 2009-12-31
MF Global Holdings Ltd.
filed 2010-02-05
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-33590

MF GLOBAL HOLDINGS LTD.

(Exact name of registrant as specified in its charter)

Delaware	98-0551260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Fifth Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 589-6200

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

The number of common stock outstanding of the registrant as of December 31, 2009, was 121,558,787.

MF GLOBAL HOLDINGS LTD.

PART I.—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Revenues
Execution only commissions	$81,913	$80,008	$240,848	$306,040
Cleared commissions	275,286	278,560	797,606	1,023,415
Principal transactions	89,551	109,948	175,444	242,344
Interest income	122,043	154,424	335,067	772,502
Other	8,733	73,924	31,745	99,887

Total revenues	577,526	696,864	1,580,710	2,444,188
Interest and transaction-based expenses:
Interest expense	107,509	56,490	178,717	467,013
Execution and clearing fees	156,969	162,000	445,361	615,668
Sales commissions	62,044	56,353	182,068	191,944

Total interest and transaction-based expenses	326,522	274,843	806,146	1,274,625
Revenues, net of interest and transaction-based expenses	251,004	422,021	774,564	1,169,563

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	151,644	217,325	488,722	642,551
Employee compensation related to non-recurring IPO awards	7,086	4,713	25,099	39,694
Communications and technology	31,352	28,165	87,173	92,065
Occupancy and equipment costs	9,884	12,110	29,351	33,594
Depreciation and amortization	13,482	14,132	41,341	42,290
Professional fees	18,678	18,955	56,060	69,009
General and other	21,705	29,683	81,418	77,002
IPO-related costs	—	6,365	894	17,100
Impairment of goodwill	1,165	—	2,325	—

Total other expenses	254,996	331,448	812,383	1,013,305

Gains/(losses) on exchange seats and shares	1,680	(946)	12,924	14,171
Loss on extinguishment of debt	—	—	9,682	—
Interest on borrowings	9,903	18,665	30,415	54,868

(Loss)/income before provision for income taxes	(12,215)	70,962	(64,992)	115,561
Provision/(benefit) for income taxes	2,249	18,347	(17,154)	36,274
Equity in income/(loss) of unconsolidated companies (net of tax)	330	(13,785)	1,260	(15,417)

Net (loss)/income	(14,134)	38,830	(46,578)	63,870
Net income attributable to noncontrolling interest (net of tax)	484	100	1,525	1,338

Net (loss)/income attributable to MF Global Holdings Ltd.	$(14,618)	$38,730	$(48,103)	$62,532

Dividends declared on preferred stock	7,678	7,678	23,034	10,916
Cumulative and participating dividends	—	3,180	—	7,123

Net (loss)/income applicable to common shareholders	$(22,296)	$27,872	$(71,137)	$44,493

(Loss)/earnings per share (see Note 11):
Basic	$(0.18)	$0.23	$(0.58)	$0.37
Diluted	$(0.18)	$0.23	$(0.58)	$0.37
Weighted average number of common stock outstanding:
Basic	123,272,712	121,790,111	123,149,652	120,782,144
Diluted	123,272,712	121,790,111	123,149,652	120,782,144

The accompanying notes are an integral part of these financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except share data)

	December 31, 2009	March 31, 2009
Assets
Cash and cash equivalents	$754,333	$639,183
Restricted cash and segregated securities	9,612,137	9,670,494
Securities purchased under agreements to resell (including $17,070,971 and $0 at fair value, respectively)	19,024,673	12,902,670
Securities borrowed (including $2,148,752 and $0 at fair value, respectively)	8,229,595	8,624,906
Securities received as collateral	33,362	54,488
Securities owned ($9,849,774 and $3,202,430 pledged, respectively)	12,078,180	3,605,908
Receivables:
Brokers, dealers and clearing organizations	5,368,519	2,473,341
Customers (net of allowances of $24,659 and $24,585, respectively)	431,651	415,532
Affiliates	—	95
Other	32,904	36,884
Memberships in exchanges, at cost (market value of $22,546 and $19,375, respectively)	6,531	6,370
Furniture, equipment and leasehold improvements, net	70,746	62,717
Intangible assets, net	131,828	151,688
Other assets	208,528	191,359

TOTAL ASSETS	55,982,987	38,835,635

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	151,535	148,835
Securities sold under agreements to repurchase (including $10,668,062 and $0 at fair value, respectively)	31,314,770	14,271,698
Securities loaned	681,226	5,951,679
Obligation to return securities borrowed	33,362	54,488
Securities sold, not yet purchased, at fair value	5,055,963	2,884,591
Payables:
Brokers, dealers and clearing organizations	4,405,061	1,077,379
Customers	12,209,253	11,766,390
Affiliates	—	1,602
Accrued expenses and other liabilities	184,317	293,207
Long-term borrowings	499,030	938,007

TOTAL LIABILITIES	54,534,517	37,387,876

Commitments and contingencies (Note 13)
Preferred stock, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,035	128,035

EQUITY
Common stock, $1.00 par value per share; 1,000,000,000 shares authorized, 121,546,302 and 120,723,046 shares issued and outstanding, respectively	121,546	120,723
Treasury stock	(214)	(97)
Receivable from shareholder	(29,779)	(29,779)
Additional paid-in capital	1,362,181	1,335,449
Accumulated other comprehensive loss (net of tax)	(5,192)	(24,015)
Accumulated deficit	(239,600)	(191,497)
Noncontrolling interest	15,326	12,773

TOTAL EQUITY	1,224,268	1,223,557

TOTAL LIABILITIES AND EQUITY	$55,982,987	$38,835,635

The accompanying notes are an integral part of these financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands, except share data)

	Nine months ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(46,578)	$63,870
Less: Net income attributable to noncontrolling interest	1,525	1,338

Net (loss)/income attributable to MF Global Holdings Ltd.	$(48,103)	$62,532
Adjustments to reconcile net (loss)/income attributable to MF Global Holdings Ltd. to net cash provided by operating activities:
Gains on sale of exchange seats and shares	(576)	(14,705)
Depreciation and amortization	41,341	42,290
Stock-based compensation expense	52,139	65,868
Bad debt expense	(1,139)	16,520
Deferred income taxes	3,420	15,513
Equity in (income)/losses of unconsolidated affiliates, net of tax	(1,260)	1,770
Dividend received from unconsolidated affiliates	2,106	—
Income attributable to noncontrolling interests, net of tax	1,525	1,338
Loss on extinguishment of debt	9,682	—
Gain on disposal of furniture, equipment and leasehold improvements	—	(2)
Impairment of goodwill	2,325	—
Write-down of capitalized professional fees	—	1,820
Amortization of debt issuance costs	5,909	7,727
Impairment of equity investment, net of tax	—	13,647
Decrease/(increase) in operating assets:
Restricted cash and segregated securities	114,095	3,038,851
Securities purchased under agreements to resell	(6,122,002)	4,223,656
Securities borrowed	395,413	(1,465,191)
Securities owned	(8,471,804)	4,577,650
Receivables:
Brokers, dealers and clearing organizations	(2,835,216)	3,417,815
Customers	(10,035)	1,850,280
Affiliates	—	(42,999)
Other	4,506	18,793
Other assets	(34,235)	29,420
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	17,043,071	(7,013,511)
Securities loaned	(5,270,453)	889,101
Securities sold, not yet purchased, at fair value	2,171,372	(252,200)
Payables:
Brokers, dealers and clearing organizations	3,325,964	(5,073,889)
Customers	341,136	(4,163,037)
Affiliates	—	14,435
Accrued expenses and other liabilities	(123,206)	(56,381)

Net cash provided by operating activities	$595,975	$207,111

The accompanying notes are an integral part of these financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands, except share data)

	Nine months ended December 31,
	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions (Note 3)	$(2,326)	$(5,750)
Proceeds from sale of memberships in exchanges	612	20,999
Purchase of memberships in exchanges	—	(1,369)
Purchase of furniture, equipment and leasehold improvements	(24,096)	(21,818)
Proceeds from sale of furniture, equipment and leasehold improvements	—	27

Net cash used in investing activities	(25,810)	(7,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge financing	—	(1,400,000)
Proceeds from other short-term borrowings, net	2,700	(14,121)
(Repayment)/proceeds from liquidity facility borrowings	(200,000)	350,000
(Repayment)/proceeds of two-year term facility	(240,000)	240,000
Issuance of convertible notes	—	210,000
Payment of debt issuance costs	(791)	(45,524)
Issuance of preferred stock	—	300,000
Payment of preferred stock issuance costs	—	(75,798)
Proceeds from Man Group for indemnification of tax expense	—	3,200
Distribution to minority interest	—	(593)
Payment of dividends on preferred stock	(23,034)	(10,916)

Net cash used in financing activities	(461,125)	(443,752)

Effect of exchange rates on cash and cash equivalents	6,110	(16,836)

Increase/(decrease) in cash and cash equivalents	115,150	(261,388)
Cash and cash equivalents at beginning of period	639,183	1,481,084

Cash and cash equivalents at end of period	$754,333	$1,219,696

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	21,126	619,416
Obligation to return securities borrowed	(21,126)	(619,416)

The accompanying notes are an integral part of these financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands, except share data)

	Common Stock	Treasury Stock	Receivable from Shareholder	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interest in subsidiaries	Total Equity
Equity at March 31, 2009	$120,723	$(97)	$(29,779)	$1,335,449	$(24,015)	$(191,497)	$12,773	$1,223,557
Stock-based compensation				52,139				52,139
Net loss attributable to MF Global Holdings Ltd.						(48,103)		(48,103)
Net income attributable to noncontrolling interest, net of tax							1,525	1,525
Foreign currency translation					18,823		1,028	19,851
Stock issued	823	(117)		(1,473)				(767)
Windfall benefit to Man Group				(900)				(900)
Dividend distributions				(23,034)				(23,034)

Equity at December 31, 2009	$121,546	$(214)	$(29,779)	$1,362,181	$(5,192)	$(239,600)	$15,326	$1,224,268

The accompanying notes are an integral part of these financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except share data)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Net (loss)/income	$(14,134)	$38,830	$(46,578)	$63,870
Foreign currency translation adjustment	5,175	(7,860)	19,851	(23,465)

Comprehensive (loss)/income	$(8,959)	$30,970	$(26,727)	$40,405
Comprehensive income/(loss) attributable to noncontrolling interest, net of tax	920	(191)	2,553	(678)

Comprehensive (loss)/income attributable to MF Global Holdings Ltd.	$(9,879)	$31,161	$(29,280)	$41,083

The accompanying notes are an integral part of these financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share data)

Note 1: Organization and Basis of Presentation

MF Global Holdings Ltd. (together with its subsidiaries, the “Company”) is a leading intermediary offering customized solutions in global cash and derivatives markets. The Company provides execution and clearing services for exchange-traded and over-the-counter derivative products as well as for certain products in the cash market. The Company operates globally, with a presence in the United States, the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India, Switzerland and Japan, among others. The Company believes it is one of the leading intermediaries within the global cash and derivatives markets and serves a worldwide client base, including institutions, asset managers, hedge funds, professional traders and private clients. The Company is operated and managed on an integrated basis as a single operating segment. On January 4, 2010, MF Global Ltd. changed its jurisdiction of incorporation from Bermuda to the State of Delaware, a change which the Company refers to as the “Domestication”. As a result of the Domestication, MF Global Ltd. has continued its existence as a corporation organized under the laws of the State of Delaware under the name of MF Global Holdings Ltd. Accordingly, any references to the “Company”, “MF Global Holdings Ltd.”, and similar terms mean, as of any time prior to the Domestication, MF Global Ltd. and, as of any time after the Domestication, MF Global Holdings Ltd. See Note 18 for further information.

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

The unaudited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of MF Global Holdings Ltd. and its subsidiaries. Management believes that these unaudited consolidated financial statements include all normally recurring adjustments and accruals necessary for a fair statement of the unaudited consolidated statements of operations, balance sheets, cash flows, changes in equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current period presentation.

On April 1, 2009, the Company adopted two new accounting standards each of which is effective for the Company’s fiscal year ending March 31, 2010 and interim periods within such fiscal year. These standards require retrospective application and resulted in an adjustment to prior period financial statements. The first standard discusses accounting for noncontrolling interests in consolidated financial statements and resulted in a $12,773 increase to total equity for the year ended March 31, 2009 upon adoption. The second standard discusses accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement and resulted in a $291 and $533 decrease to Net income attributable to MF Global Holdings Ltd. for the three and nine months ended December 31, 2008, respectively. Additionally, this adoption resulted in a $1,002 decrease to total assets, a $6,993 decrease to total liabilities and a $5,991 increase to total equity for the year ended March 31, 2009.

All significant intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Man Group plc, a U.K. corporation, is the former parent company of MF Global Holdings Ltd. prior to the Company’s completion of certain reorganization, separation and recapitalization transactions leading up to the Company’s initial public offering in July 2007 (the “IPO”). During the three months ended September 30, 2009, Man Group sold, pursuant to a variable forward sale agreement, its remaining

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

investment in the Company of approximately 18.4% and, as such, transactions between Man Group and the Company are no longer separately disclosed as related party transactions as of September 30, 2009 and for periods thereafter. The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, or exercises significant influence, but not control, are accounted for using the equity method of accounting. As of December 31 and March 31, 2009, the Company had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

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

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are fixed cash deposits of $65,165 and $48,630 as of December 31 and March 31, 2009, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, many of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At December 31 and March 31, 2009, the Company was in compliance with its segregation requirements.

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

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases,

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of December 31 and March 31, 2009, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $14,061,541 and $9,693,486, respectively. The Company sold or repledged securities aggregating $5,667,154 and $7,396,382, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

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

Noncontrolling interests

On April 1, 2009, the Company adopted a new accounting standard which requires the Company to present noncontrolling interests (previously referred to as minority interests) as a separate component of total equity on the Company’s consolidated balance sheet. The adoption of this standard required retrospective application to the Company’s historical financial statements. See Note 1 for further details. The Company consolidates the results and financial position of entities it controls, but does not wholly own. As of December 31, 2009, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. As of December 31 and March 31, 2009, noncontrolling interest recorded in the consolidated balance sheets was $15,326 and $12,773, respectively.

Recently issued accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). The guidance in ASU No. 2010-06 provides amendments to Subtopic 820-10 that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, with regards to Level 3 assets, ASU No. 2010-6 now requires that a reporting entity should present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU No. 2010-6 also clarified the following matters with respect to Subtopic 820-10: A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; class is often a subset of assets or liabilities within a line item in the balance sheet; a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements; and those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The Company will adopt the new disclosures and clarifications of existing disclosures in the fourth quarter of fiscal 2010. The Company will adopt the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements in the first quarter of fiscal 2012.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2009-12”). The guidance in ASU No. 2009-12 amends certain sections in ASC 820 which discusses accounting for fair value measurements and disclosures. The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value is calculated in a manner consistent with U.S. GAAP for investment companies as of the reporting entity’s measurement date. The amendments also require disclosures by major category of investment to be determined on the basis of the nature and risks of the investment. The Company adopted ASU No. 2009-12 in the third quarter of fiscal 2010 with no material impact to its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-5, Measuring Liabilities at Fair Value (“ASU No. 2009-5”). ASU No. 2009-5 provides amendments to ASC 820, for the fair value measurement of liabilities. It requires a reporting entity to measure the fair value of a liability using certain valuation techniques when a quoted price in an active market for the identical liability is not available. A reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of a liability when fair valuing that liability. The amendments in ASU No. 2009-5 also clarify the hierarchy of the fair value measurements to be used for a quoted price in an active market for the identical liability at the measurement date as well as for the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. The Company adopted ASU No. 2009-5 in the third quarter of fiscal 2010 and there was no material impact to its consolidated financial statements upon adoption.

In June 2009, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which was superseded by ASC 105. In September 2009, the FASB also issued ASU No. 2009-01, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-01”). ASC 105 and ASU No. 2009-01 establish the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing, non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in ASC 105 and ASU No. 2009-01 became non-authoritative. ASC 105 and ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted ASC 105 and ASU No. 2009-01 in the second quarter of fiscal 2010 and made reference to accounting and reporting standards in its consolidated financial statements in accordance with ASC 105 and ASU No. 2009-01 upon adoption.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a variable-interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU Amendments to Statement 167 for Certain Investment Funds to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU will also amend guidance that addresses whether fee

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

arrangements represent a variable interest for all decision-makers and service-providers. The ASU will be effective for the Company in the first quarter of fiscal 2011. The Company does not expect a material impact on its consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 which was codified and superseded by ASU No. 2009-16 (“ASU No. 2009-16”) in December 2009. ASU No. 2009-16 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. ASU No. 2009-16 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. ASU No. 2009-16 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. The Company will adopt ASU No. 2009-16 in the first quarter of fiscal year 2011 and is currently evaluating the impact it will have on its consolidated financial statements upon adoption.

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

Note 3: Goodwill and Intangible Assets

During the three and nine months ended December 31, 2009, earn-out payments of $1,163 and $2,326, respectively, were made relating to prior acquisitions, which were accounted for as additional purchase consideration. As of December 31, 2009, the Company had one remaining arrangement that could result in further contingent, or earn-out, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years, to 2017, subject to a remaining maximum of approximately $71,000.

MF GLOBAL HOLDINGS LTD.

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

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 12.57% as its discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred stock, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at December 31, 2009, there was a very limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at December 31, 2009. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $1,165 in the three months and $2,325 in the nine months ended December 31, 2009 to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The change in Goodwill is as follows:

Balance as of March 31, 2009	$—
Addition	2,326
Impairment	(2,325)
Foreign currency translation	(1)

Balance as of December 31, 2009	$—

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Intangible assets, subject to amortization as of December 31 and March 31, 2009 are as follows:

	December 31, 2009	March 31, 2009
Customer relationships
Gross carrying amount	$259,943	$257,775
Accumulated amortization	(135,753)	(116,234)

Net carrying amount	124,190	141,541

Technology assets
Gross carrying amount	32,114	31,388
Accumulated amortization	(26,098)	(22,933)

Net carrying amount	6,016	8,455

Trade names
Gross carrying amount	2,934	2,827
Accumulated amortization	(1,312)	(1,135)

Net carrying amount	1,622	1,692

Total	$131,828	$151,688

The amortization included in Depreciation and amortization for the three and nine months ended December 31, 2009 was $7,759 and $23,479, respectively. The amortization expense for these assets for the next five fiscal years is approximately $31,335, $27,345, $22,004, $21,440 and $19,480, respectively. No triggering events were identified during the nine months ended December 31, 2009 that required an impairment assessment for the Company’s intangible assets.

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	December 31, 2009		March 31, 2009
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$264,660	$10,868,046	$276,385	$10,869,884
Foreign currency and other OTC derivative transactions	28,022	642,743	61,043	651,759
Securities transactions	121,773	692,624	65,471	242,609
Other	17,196	5,840	12,633	2,138

Total	$431,651	$12,209,253	$415,532	$11,766,390

Note 5: Collateralized Financing Transactions

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government and federal agencies. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of December 31, 2009, the market value of collateral received under resale agreements was $66,819,939, of which $248,487 was deposited as margin with

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

clearing organizations. As of March 31, 2009, the market value of collateral received under resale agreements was $53,321,790, of which $837,359 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or may return collateral pledged, as appropriate. As of December 31 and March 31, 2009, the market value of collateral pledged under repurchase agreements was $81,458,632 and $58,662,562, respectively. As of December 31 and March 31, 2009, there were no amounts at risk with a counterparty under repurchase agreements or resale agreements greater than 10% of equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when certain requirements related to the offsetting of amounts related to certain repurchase and resale agreements are satisfied. In addition, the Company entered into certain of these agreements that are accounted for as sales and purchases and de-recognized related assets and liabilities from the consolidated balance sheets. At December 31, 2009, resale and repurchase agreements of $1,677,234 and $8,001,529, respectively, at contract value, were de-recognized.

At December 31, 2009, certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elected the fair value option for those resale and repurchase agreements that were entered into on or after April 1, 2009, and that do not settle overnight or have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2009, the fair value of these resale and repurchase agreements was $17,070,971 and $10,668,062, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the three months ended December 31, 2009, the amount of losses related to resale and repurchase agreements was $5,798 and $3,791, respectively. During the nine months ended December 31, 2009, the amount of gains and losses related to resale and repurchase agreements was $6,285 of gains and $2,778 of losses, respectively.

The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value.

The carrying values of the securities sold under repurchase agreements, including accrued interest, by maturity date are:

	December 31, 2009
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$1,240,169	$19,838,105	$4,221,103	$821,116	$304,405	$26,424,898
U.S. corporations	100,531	—	—	—	—	100,531
Foreign governments	228,601	4,505	3,961,484	159,394	287,454	4,641,438
Foreign corporations	36,817	—	111,086	—	—	147,903

Total	$1,606,118	$19,842,610	$8,293,673	$980,510	$591,859	$31,314,770

MF GLOBAL HOLDINGS LTD.

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

The Company elected to record at fair value securities borrowed and securities loaned transactions that are entered into on or after July 1, 2009 that have a specific termination date beyond the business day following the trade date. At December 31, 2009, the fair value of these securities borrowed agreements was $2,148,752. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the three and nine months ended December 31, 2009, the amount of gains related to securities borrowed agreements was $18. No securities loaned transactions were carried at fair value during the three and nine months ended December 31, 2009. For transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded.

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	December 31, 2009		March 31, 2009
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$1,932,384	$1,687,596	$531,270	$518,814
Due from/to clearing brokers	939,701	8,744	529,542	93,056
Due from/to clearing organizations	926,831	81,659	1,297,902	314,681
Fees and commissions	1,031	52,162	1,034	58,892
Unsettled trades and other	1,568,572	2,574,900	113,593	91,936

Total	$5,368,519	$4,405,061	$2,473,341	$1,077,379

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Note 7: Securities Owned, Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	December 31, 2009		March 31, 2009
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$4,535,536	$3,812,433	$3,195,431	$2,757,372
Corporate debt securities and CDs	141,581	124,711	224,958	—
Foreign government bonds	1,214,473	992,203	7,953	—
Equities	453,648	125,055	153,538	124,209
Shares in exchanges held in excess of clearing rights	20,364	—	14,367	—
Other	13,991	1,561	9,661	3,010

Total	$6,379,593	$5,055,963	$3,605,908	$2,884,591

U.S. government securities and federal agency obligations owned by the Company and deposited as margin with clearing organizations totaled $0 and $149,442, respectively as of December 31 and March 31, 2009.

Segregated Securities

At December 31 and March 31, 2009, the Company had segregated securities of $6,977,398 and $7,969,127, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $3,490,142 and $4,998,887 at December 31 and March 31, 2009, respectively, of which $942,279 and $0 are at fair value as a result of the Company’s fair value election, at December 31 and March 31, 2009, respectively.

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the consolidated balance sheet. At December 31, 2009, none of the held-to-maturity securities were impaired. The Company did not have any held-to-maturity securities in the year ended March 31, 2009.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

The following table summarizes the carrying value, fair value and unrealized gains and losses of the held-to-maturity securities by type of security at December 31, 2009:

	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$10,033	$10,227	$194	$—
Debt securities issued by the U.S. government and federal agencies	5,688,554	5,676,749	572	(12,377)

Total	$5,698,587	$5,686,976	$766	$(12,377)

	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$71,518	$72,641	$1,123	$—
Debt securities issued by the U.S. government and federal agencies	2,131,703	2,131,610	2,779	(2,872)

Total	$2,203,221	$2,204,251	$3,902	$(2,872)

Note 8: Borrowings

Short term borrowings consist of the following:

	December 31, 2009	March 31, 2009
Other short-term borrowings	$142,500	$142,500
Bank overdrafts	9,035	6,335

Total	$151,535	$148,835

Long-term borrowings consist of the following:

	December 31, 2009	March 31, 2009
9.00% Convertible Senior Notes due 2038	$199,030	$198,007
Two-year term facility	—	240,000
Other long-term borrowings	300,000	500,000

Total	$499,030	$938,007

Liquidity Facility

In the year ended March 31, 2008, the Company entered into a $1,500,000 five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at the Company’s option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.40% per annum, at the Company’s current senior unsecured non-credit enhanced

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

rating from Standard & Poor’s and Moody’s. The Company pays a facility fee of 10 basis points per annum. In the event the Company’s credit ratings are downgraded in the future, the terms of the liquidity facility would increase this fee to 12.5 basis points per annum. In addition, the Company paid an annual administration fee of $75 in connection with the liquidity facility. The liquidity facility contains financial and other customary covenants. In general terms, and subject to certain exceptions, the Company has agreed to maintain a consolidated tangible net worth of not less than $620,000 (plus 50% of the proceeds of certain equity offerings and 25% of the Company’s consolidated positive net income for each completed fiscal year), and the Company has agreed not to incur indebtedness through the Company’s subsidiaries exceeding 10% of the Company’s equity less goodwill and intangible assets, incur liens on its assets, merge or consolidate with (or dispose of substantially all of the Company’s assets to) any person, engage in material new businesses, engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If the Company fails to pay any amount when due under the facility or to comply with its other requirements, if the Company fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In June 2008, the Company borrowed $350,000 under the liquidity facility and used the proceeds to pay down $350,000 under the 364-day unsecured revolving credit facility (the “bridge facility”). In connection with this drawdown and the Two-Year Term Facility (discussed below), the Company agreed to increase the interest rate margin by 1.10% per annum on the first $500,000 outstanding under the liquidity facility. On January 16, 2009, the Company’s agreed interest rate increased to 1.50% per annum on the outstanding balance, and the liquidity facility interest also increased to a margin of 0.40%, due to a downgrade in the Company’s credit ratings. In the event the Company’s credit ratings are further downgraded beyond a certain level, the rate on the $500,000 outstanding will increase to a maximum of 1.85% and the rate on other outstanding amounts will increase to a maximum of 0.525%. On December 16, 2009, the Company repaid $200,000 of the outstanding balance on its liquidity facility with excess and available cash. As of December 31, 2009 and March 31, 2009, $442,500 and $642,500, respectively, was outstanding under the liquidity facility with the remainder available to the Company as a committed facility. The Company intends to keep $300,000 of the amount outstanding at December 31, 2009 under the liquidity facility as long term debt and as part of its capital structure, unless the Company replaces some or all of these borrowings with other long-term debt. In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75,000 under the liquidity facility filed for bankruptcy, and accordingly, the Company believes Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $60,000.

On July 24, 2009, the liquidity facility was amended to enable the Company, to move its jurisdiction of incorporation at an appropriate time to the U.S. from Bermuda. The Company paid a one-time fee of approximately $800.

At December 31, 2009, the Company was in compliance with its covenants under the liquidity facility.

Convertible Senior Notes

On June 25, 2008, the Company completed the issuance and sale of $150,000 aggregate principal amount of its 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year, beginning December 15, 2008. The Convertible Notes mature on June 20, 2038. Holders may convert the Convertible Notes

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Notes is 95.6938 shares of common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.45 per share of common stock. The conversion rate will be subject to adjustment in certain events. The Company may redeem the Convertible Notes, in whole or in part, for cash at any time on or after July 1, 2013 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2018, July 1, 2023, July 1, 2028 and July 1, 2033 at a price equal to 100% of the principal amount of Convertible Notes to be repurchased plus accrued and unpaid interest.

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

On April 1, 2009 the Company adopted a new accounting standard, which required retrospective application to the Company’s financial statements for the fiscal year ending March 31, 2009 and interim periods within such fiscal year. This standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company’s Convertible Notes are impacted by this new accounting standard, and as a result this adoption was retrospectively applied to its consolidated financial statements from the issuance date of the Convertible Notes in June 2008. The Company retrospectively recorded a debt discount and a component of equity representing the value of the conversion option. The discount is being amortized over the expected five-year life of the Convertible Notes, resulting in a non-cash increase to interest expense in historical and future periods. See Note 1 for further details. As of December 31, 2009, the Convertible Notes have a remaining outstanding aggregate principal balance of $205,000 and debt discount of $5,970, both of which are recorded in Long-term borrowings on the consolidated balance sheet.

On July 18, 2008, in connection with the issuance of the Series A Preferred Stock (as defined below), the Company entered into a replacement capital covenant, whereby the Company agreed for the benefit of certain of its debtholders identified therein, including initially the holders of the Company’s Convertible Notes, that it would not redeem or repurchase the Series A Preferred Stock on or before July 18, 2018 except from the proceeds of the issuance of certain qualified equity and/or equity-related securities and pursuant to the other terms and conditions set forth in the replacement capital covenant. As of the date of this report, the Company’s only debt that receives the benefit of its obligations under the replacement capital covenant is the Company’s Convertible Notes.

MF GLOBAL HOLDINGS LTD.

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

Note 9: Stock-Based Compensation Plans

In connection with its IPO, the Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. It can authorize up to 24,192,142 shares to be issued.

The Company issued restricted stock units, stock options, and restricted stock under the LTIP. Stock options vest in equal installments over three years and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Stock options have an exercise price equal to the price per share of common stock at the date of grant. Restricted stock units vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Restricted stock awards were issued to employees at the IPO, which vested in full on the first anniversary of the IPO, subject to continued employment. Restricted stock units and restricted stock issued at the IPO are defined as non-recurring IPO awards and presented in Employee compensation related to non-recurring IPO awards within the consolidated statements of operations.

The Company has elected to expand its use of stock-based awards as payment for employees’ incentive compensation, thereby further aligning employees with the interests of shareholders. Accordingly, during the three months ended December 31, 2009, management opted to increase the percentage of compensation paid in three-year vesting stock awards and reduced the cash portion of discretionary bonus expense.

Stock Option Exchange

In October 2009, the Company initiated a tender offer that enabled eligible employees to exchange options that were granted to them at the time of the Company’s IPO for a lower number of restricted stock units. The exchange program was designed so that the fair market value of the new restricted stock units would equal the approximate fair market value of the options exchanged, and as such there was no incremental compensation expense incurred in connection with the exchange. The offering period closed on November 10, 2009, and in connection with the tender offer 3,301,162 options were tendered and exchanged for 284,455 restricted stock units at an exchange rate of 11.6:1. The new restricted stock units will vest in equal annual installments over a three year period, with the remaining unamortized stock compensation expense related to the exchanged options spread out over three years.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Net income for the three and nine months ended December 31, 2009 and 2008 includes the following amounts related to the Company’s stock-based compensation arrangements:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$8,409	$7,727	$26,984	$26,174
Employee compensation related to non-recurring IPO awards	7,086	4,713	25,099	39,694

Total	$15,495	$12,440	$52,083	$65,868

Income tax benefits	$3,181	$4,263	$14,862	$20,663

The Company has no pool of windfall tax benefits. The Company has deferred tax assets recorded on its consolidated balance sheets related to stock compensation awards issued in connection with the IPO. Due to declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value and any shortfall will result in a charge to the income statement.

The fair value of each stock option is estimated on the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

Expected Volatility: Due to the lack of historical data for the Company’s own stock, the Company based its expected volatility on a representative peer group that took into account the following criteria: industry, market capitalization, stage of life cycle and capital structure.

Expected Term: Expected term represents the period of time that options granted are expected to be outstanding. The Company elected to use the ‘simplified’ calculation method, which is to be used for companies that lack extensive historical data. The mid-point between the vesting date and the contractual expiration date is used as the expected term under this method.

Expected Dividend Yield: The Company has not paid and does not expect to pay dividends on its common stock in the future. Accordingly, the assumed dividend yield is zero.

Risk Free Interest Rate: The risk-free rate is determined using the implied yield currently available on zero-coupon U.S. government bonds with a term consistent with the expected term on the date of grant.

	Nine months ended December 31,
	2009	2008
Expected volatility	55.0%	43.7%
Risk free interest rate	2.9%	3.1%
Expected dividend yield	0.0%	0.0%
Expected term	4.5 years	4.5 years

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

The following tables summarize activity for the Company’s plans for the nine months ended December 31, 2009:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2009	10,133,869	$25.27	5.5	$598
Granted	1,317,530	5.92
Options exchanged in connection with the stock option exchange program	(3,301,162)	30.00
Forfeited and cancelled	(964,605)	21.13

Stock options outstanding as of December 31, 2009	7,185,632	20.10	5.2	2,614
Stock options expected to vest as of December 31, 2009	6,948,956	20.41	5.2	2,426
Stock options exercisable at December 31, 2009	3,383,141	$26.03	4.8	$408

During the nine months ended December 31, 2008, 2,703,695 options were granted and 2,974,096 were forfeited. The weighted-average grant-date fair value of options granted during the nine months ended December 31, 2009 and 2008 was $2.81 and $4.29, respectively. No options were exercised during the nine months ended December 31, 2009 and 2008.

	Restricted Stock Units
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2009	6,930,294	$22.16
Granted	1,631,145	5.91
Granted in connection with the stock option exchange program	284,455	10.45
Exercised	(525,579)	16.86
Forfeited	(214,205)	29.26

Nonvested as of December 31, 2009	8,106,110	$18.53
Total unrecognized compensation expense remaining	$38,636
Weighted-average years expected to be recognized over	1.4

During the nine months ended December 31, 2008, 1,008,361 restricted stock units were granted, with a weighted average grant date fair value of $11.79. During the nine months ended December 31, 2008, 273,927 shares of stock were issued from the vesting of restricted stock units. The total fair value of restricted stock units exercised during the nine months ended December 31, 2009 and 2008 was $8,861 and $4,736, respectively.

	Restricted Stock
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2009	270,958	$23.34
Granted	44,976	6.67
Vested	78,044	6.73

Nonvested as of December 31, 2009	237,890	$25.64
Total unrecognized compensation expense remaining	$1,513
Weighted-average years expected to be recognized over	0.7

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

During the nine months ended December 31, 2008, 203,280 shares of stock vested. The total fair value of restricted stock vested during the nine months ended December 31, 2009 and 2008 was $525 and $5,706.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares of stock from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. These plans are accounted for as compensatory in accordance with the accounting standard for stock compensation. No stock was awarded from these plans in the nine months ended December 31, 2009 and 2008.

Note 10: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three and nine months ended December 31, 2009 was approximately (18.4%) and 26.4%, respectively, as compared to approximately 25.8% and 31.2% for the three and nine months ended December 31, 2008. The change in the Company’s effective tax rate for the three months ended December 31, 2009 reflects a decrease in the estimated annual effective tax rate for the full year and a reduction in the proportion of the Company’s profits and losses being earned in lower-tax jurisdictions. The tax rate has also been impacted by the effects of non-deductible expenses, certain non-recurring costs and gains as well as the impact of a lower vesting date fair value on equity compensation awards granted. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the three months ended December 31, 2009 was approximately 38.0%.

Uncertain Tax Positions

As of March 31, 2009, the Company had total unrecognized tax benefits of $27,755. For the nine months ended December 31, 2009, the Company has decreased gross unrecognized tax benefits by $12,755 due to a change in tax law analysis. The Company increased gross unrecognized tax benefits by $1,802 which includes $483 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $16,802 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits will neither increase nor decrease in the next 12 months as a result of expiring statutes of limitations or settlements.

Note 11: Earnings per Share

The Company computes earnings per share in accordance with the applicable accounting standards, which discuss the accounting for earnings per share and participating securities and the two-class method. The Company’s Series A Preferred Stock is classified as participating securities whereby the holder participates in undistributed earnings with common shareholders.

The numerator for Basic EPS is net income attributable to MF Global Holdings Ltd., reduced by an allocation of earnings between common shareholders and the Series A Preferred Shareholder, based on their respective rights to receive dividends on the Company’s common stock as well as any undeclared dividends for the Series A Preferred Stock where the shareholder has a cumulative right to dividends. This is then reduced by dividends declared for the Series B Preferred Stock. The denominator for Basic EPS is the weighted average

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

number of shares of common stock outstanding. If dilutive, the numerator for Diluted EPS is net income attributable to MF Global Holdings Ltd. after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average number of shares of common stock outstanding including the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preferred Stock, if dilutive, in accordance with the if-converted method.

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted stock and unexercised stock options. In calculating the number of shares of dilutive stock outstanding, the common stock underlying unvested restricted stock is assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2009 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Basic and diluted earnings per share:

Numerator:
Net (loss)/income attributable to MF Global Holdings Ltd.	$(14,618)	$38,730	$(48,103)	$62,532
Less: Dividends declared for Series A Preferred Stock	(4,022)	(4,022)	(12,066)	(5,228)
Cumulative and participating dividends	—	(3,180)	—	(7,123)
Dividends declared for Series B Preferred Stock	(3,656)	(3,656)	(10,968)	(5,688)

Net (loss)/income applicable to common shareholders	$(22,296)	$27,872	$(71,137)	$44,493

Denominator:
Basic and Diluted weighted average common stock outstanding	123,272,712	121,790,111	123,149,652	120,782,144

Basic and Diluted (loss)/earnings per share	$(0.18)	$0.23	$(0.58)	$0.37

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Diluted loss/earnings per share is the same as basic loss/earnings per share for the three and nine months ended December 31, 2009 and 2008 as the impact of outstanding stock awards, Convertible Notes and Series A and Series B Preferred Stock is anti-dilutive. The Convertible Notes and Series A and Series B Preferred Stock are weighted based on the period outstanding during the periods presented. The following table presents the potential stock excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Restricted stock units and restricted stock	8,304,651	8,024,275	8,304,651	8,024,275
Stock options	7,185,632	10,612,907	7,185,632	10,612,907
9.00% Convertible Notes	19,617,225	20,095,694	19,617,225	12,809,047
Series B Preferred Stock	14,354,067	14,354,067	14,354,067	9,865,159
Series A Preferred Stock	12,000,000	12,000,000	12,000,000	7,243,636

Total	61,461,575	65,086,943	61,461,575	48,555,024

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC and FSA, principal exchanges of which they are members and other local regulatory bodies, as applicable.

One of the Company’s subsidiaries, MF Global Inc., is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At December 31, 2009, MF Global Inc. had net capital, as defined, of $562,942, which was $231,357 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At December 31, 2009, the Company was in compliance with all of these provisions.

In accordance with the rules of the FSA in the U.K., the Company’s FSA-regulated subsidiaries must comply with financial resources requirements, which since January 1, 2008, are subject to the requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. However, for the purposes of prudential supervision, the Company as a consolidated group is not subject to the consolidated regulatory capital requirements under the current European Union’s Capital Requirements Directive.

At December 31, 2009, the Company’s FSA-regulated subsidiaries had financial resources in total, as defined, of $550,070, resource requirements of $211,285 and excess financial resources of $338,785. The Company is awaiting confirmation from the FSA regarding future capital requirements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at December 31 and March 31, 2009.

Note 13: Commitments and Contingencies

Legal

Set forth below are the potentially material litigations and regulatory proceedings to which the Company is a party or in which the Company is involved.

Unauthorized Trading Incident of February 26/27, 2008

One of the Company’s brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of the Company’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, the Company, as a clearing member of the exchange, was required to pay the $141,045 shortfall (the “Dooley Trading Incident”). The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by the Company the next day. As a result of the Dooley Trading Incident:

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

•

Commodity Futures Trading Commission Proceeding. Immediately after the Dooley Trading Incident, the CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), began an investigation relating to the circumstances of the Dooley Trading Incident. During the course of that investigation, the Company established an accrual of $10,000 to cover possible civil monetary penalties in any potential CFTC action relating to the Dooley Trading Incident and the two other matters referred to below under the captions “CFTC Potential Action” and “CFTC Natural Gas Price Information Investigation” (collectively, the “CFTC Proceedings”). The three separate matters comprising the CFTC Proceedings (together with a fourth non-material matter) were settled in a single comprehensive Order (the “CFTC Settlement”). Under the CFTC Settlement, the Company, without admitting or

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

denying any of the allegations made by the CFTC against it, accepted charges of lack of supervision in each of the matters, agreed to pay an aggregate civil monetary penalty of $10,000 and agreed to a cease and desist order. In addition, the Company agreed to specific undertakings related to its supervisory procedures and practices, as well as to engage an independent outside firm (Promontory Financial Group) to review and assess the implementation of the undertakings and certain recommendations previously made by Promontory Financial Group to, and accepted by, it.

•

CME Proceedings. At the same time as the CFTC Settlement, without admitting or denying the allegations made by the CME relating to the Dooley Trading Incident, the Company settled a CME Administrative Proceeding by paying a fine of $495 and agreeing to certain undertakings essentially coextensive with the CFTC undertakings referred to in the CFTC Settlement. The Company had previously established an accrual of $495 to cover any potential fines in the CME proceeding.

•

Retention of Consultants. The Company’s Nominating and Corporate Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, the Company, on matters relating to the Dooley Trading Incident. FTI Consultants advised on technology-related matters and Promontory Financial Group advised on policies and procedures in the risk aspects of the Company’s business.

•

Insurance Claim. The Company filed a claim under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, the Company’s Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against the Company in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. The Company believes the insurers’ position to be in error and has filed a counterclaim in order to seek to enforce its right to payment in court.

CFTC Potential Action

In May 2007, the Company’s U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of its individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that the Company executed in 2004 for a customer and reported to NYMEX. This matter was settled under the terms of the CFTC Settlement referred to above under “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Proceeding”.

CFTC Natural Gas Price Information Investigation

The Company has been cooperating in an investigation conducted by the U.S. Attorney’s Office in the Southern District of New York, which has brought an indictment in a related matter, and by a New York County Grand Jury. The CFTC and the SEC have also been involved in the investigation and each has brought cases in related matters. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of the Company’s brokers did business with the BMO trader and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the Company’s broker disseminated to its customers, including BMO, as price indications that reflected a consensus. The Company has been told that neither the Company nor its broker are targets of the Grand Jury investigation. This matter was settled under the terms of the CFTC Settlement referred to above under “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Proceeding”.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against the Company and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department (“MRD”) as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through the Company’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that the Company and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by the Company’s actions in sending price indications to the MRD of BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the CFTC natural gas price information investigation described above in “CFTC Natural Gas Price Information Investigation.” The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680,000 (approximately $649,400) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to the Company (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. The Company made a motion to dismiss the complaint, which is pending before the court. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

MF GLOBAL HOLDINGS LTD.

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

MF GLOBAL HOLDINGS LTD.

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

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and the Company, among others, in the United States District Court for the Eastern District of New York, alleging that the Company, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. The Company has made a motion to dismiss which has been granted with prejudice. The litigation is in its earliest stages. The Company believes it has meritorious defenses and intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

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

MF GLOBAL HOLDINGS LTD.

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

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (a former MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim was also denied by the court and the Company has appealed that decision as well.

It is difficult at this stage to determine exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

MF GLOBAL HOLDINGS LTD.

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

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation which would impose a 50% charge on certain discretionary bonus payments in excess of £25,000, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This legislation has not yet been voted on by Parliament or received Royal Assent, as required under U.K. law, in order to be effective. Additionally, since introducing this legislation, the U.K. authorities have made several efforts to clarify the scope of the law, but the final version cannot be predicted at this time. Given that this law is not yet considered enacted, no accrual has been made with respect to this item in the Company’s financial statements as of December 31, 2009. In addition, the Company continues to monitor the guidance from, and to work with, the U.K. authorities to analyze the potential application of this proposed law to bonuses paid to its U.K. employees. At this time, the Company is still evaluating the impact the proposed laws, if enacted and applicable to the Company, will have on its financial results.

Guarantees

U.S. GAAP requires the disclosure of representations and warranties which the Company enters into and which may provide general indemnifications to others. As of December 31, 2009, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of December 31, 2009, the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Lines of Credit

The Company has a $1,500,000 five-year unsecured committed revolving liquidity facility. See Note 8 for further details. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. As of December 31 and March 31, 2009, the Company had $9,000 and $22,000 of issued letters of credit, respectively.

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

Each region’s contribution to the consolidated amounts is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Revenues, net of interest and transaction-based expenses:
North America	$135,891	$286,471	$407,019	$650,160
Europe	85,640	102,613	266,245	391,431
Rest of World	29,473	32,937	101,300	127,972

Total	$251,004	$422,021	$774,564	$1,169,563

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and nine months ended December 31, 2009 and 2008. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

Subsequent to the IPO, Man Group held approximately 18.4% of the Company’s outstanding common stock. During the three months ended September 30, 2009, Man Group sold, pursuant to a variable forward sale agreement, its remaining holdings of shares of common stock of the Company and, as such, transactions between Man Group and the Company after September 30, 2009 are no longer separately disclosed as related party transactions. Income and expense transactions between Man Group and the Company are disclosed below as related party transactions for the three and nine months ended December 31, 2008. Income and expense transactions between Man Group and the Company are also disclosed for the six months ended September 30, 2009, as these transactions are included in the financial results for the nine months ended December 31, 2009. The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Revenues earned from and expenses incurred with Man Group for the six months ended September 30, 2009, and the three and nine months ended December 31, 2008 are summarized as follows:

	Six months ended September 30, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2008
Revenues
Cleared commissions	$11,617	$1,738	$11,437
Interest income	291	463	661

Total revenues	11,908	2,201	12,098
Less: Interest expense	301	4,960	19,119

Revenues, net of interest and transaction-based expenses	11,607	(2,759)	(7,021)

Expenses
Employee compensation and benefits	109	850	850
Communications and technology	877	119	854
Occupancy and equipment costs	2,508	2,694	4,969
Professional fees	2	—	3,346
General and other	1,555	786	2,646

Total non-interest expenses	5,051	4,449	12,665

Total, net	$6,556	$(7,208)	$(19,686)

The Company leases office space from and subleases office space to Man Group. In connection with the leasing of office space from Man Group, the Company receives certain office services that will continue for the duration of the lease.

The Company is party to a master separation agreement with Man Group, which was executed in connection with the IPO and which governs the principal terms of the separation of the Company’s business from Man Group. The master separation agreement and other agreements contain important provisions regarding the Company’s relationship with Man Group following the completion of the IPO, including provisions relating to non-competition and non-solicitation, access and confidentiality. Further, Man Group agreed to indemnify the Company against certain tax matters and the Company has agreed to pass certain stock compensation benefits to Man Group. As of December 31, 2009, the Company has recorded a $900 payable to Man Group within equity in relation to the tax agreements entered into in connection with the separation of the Company’s business from Man Group.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Note 16: Convertible Preferred Stock

Non-Cumulative Convertible Preferred Stock, Series B

On June 25, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). The Company pays dividends on the Series B Preferred Stock, when, as and if declared by its board of directors, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15, commencing on August 15, 2008. Dividends on the Series B Preferred Stock are not cumulative and may be paid in cash, common stock or both.

The Series B Preferred Stock is convertible, at the holder’s option, at any time, initially into 9.5694 shares of common stock based on an initial conversion price of approximately $10.45 per share, subject to specified adjustments. The conversion rate will also be adjusted upon the occurrence of certain make-whole acquisition transactions and other events. On or after July 1, 2018, if the closing price of the Company’s common stock exceeds 250% of the then-prevailing conversion price for 20 trading days during any consecutive 30 trading day period, the Company may, at its option, cause the Series B Preferred Stock to be automatically converted into common stock at the then-prevailing conversion price. There is no beneficial conversion feature to be recognized at the issuance date of the Series B Preferred Stock, however, given certain conditions, a beneficial conversion feature could be recognized in the future.

The Series B Preferred Stock ranks junior to the Company’s indebtedness and senior to the common stock. Upon liquidation of the Company, holders of Series B Preferred Stock are entitled to receive a liquidation amount of $100 per share plus declared dividends prior to any distribution to holders of Common Stock. The Company used the net proceeds from the sale of the Series B Preferred Stock to repay a portion of the Company’s bridge facility.

Cumulative Convertible Preferred Stock, Series A

On July 18, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its Cumulative Convertible Preferred Stock, Series A (the “Series A Preferred Stock”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preferred Stock to repay a portion of the Company’s bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its completed private offerings of Series B Preferred Stock and Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preferred Stock, from 6.0% to 10.725%. Stock is subject to additional resets if the Company issues any equity security, as defined in the agreement. The Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation of the Company.

Under the terms of the Investment Agreement, J.C. Flowers agreed to purchase a minimum of 1,500 shares, for an aggregate value of $150,000 and up to a maximum of 3,000 shares, for an aggregate value of $300,000, of a newly authorized series of the Company’s convertible preferred stock, designated as 6.0% Cumulative Convertible Preferred Stock, Series A at a stated offer price which was 100% of their liquidation amount or preference, i.e. $100 per share. The Series A Preferred Stock is convertible any time, at the option of the holder, into eight shares of the Company’s common stock, representing an initial conversion price of $12.50 per share.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Subject to certain exceptions, J.C. Flowers may not beneficially own 20% or more of the Company’s outstanding common stock for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, the Company also amended its shareholder rights plan to exclude J.C. Flowers (including any affiliate of J.C. Flowers), after the first time it becomes the beneficial owner of 15% or more of the Company’s common stock, and until such time as either it falls below the threshold or becomes the owner of 20% or more of the Company’s common stock, from the provision that triggers the shareholder rights plan when any person acquires 15% or more of the Company’s issued and outstanding common stock without approval of its board of directors.

The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A Preferred Stock are cumulative at the rate of 10.725% per annum, payable in cash or common stock, at the Company’s option, and holders will participate in common stock dividends, if any. Dividends are payable if, as and when determined by the Company’s board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preferred Stock become payable in full upon any conversion or any liquidation of the Company. The Company will not be permitted to pay any dividends on or to repurchase shares of its common stock during any period when dividends on the Series A Preferred Stock are in arrears. Holders will have the right to vote with holders of the common stock on an “as-converted” basis. The Company may require the holders to convert the stock at any time after May 15, 2013 when the closing price of the common stock exceeds 125% of the conversion price for a specified period. If, prior to the first anniversary of the closing of the backstop commitment, the Company sells common stock or securities convertible into or exercisable for common stock at a price less than the conversion price on the Series A Preferred Stock, the Company will pay J.C. Flowers a make-whole amount reflecting the difference in pricing, payable at its option in cash or shares of common stock. In addition, if, prior to the first anniversary of the closing of the backstop commitment (or in any offering required under any future bank financings), the Company sells any other series of preferred stock with a dividend rate above 5.45%, the dividend rate on the Series A Preferred Stock held by J.C. Flowers will be increased so as to equal 110% of the other series’ dividend rate, with the increase to be payable at the Company’s option in cash or common stock. In connection with the investment, J.C. Flowers was granted the right to appoint a director to the Company’s Board of Directors. Pursuant to this right, on July 29, 2008, the Company appointed David I. Schamis to its board. In addition, if the Company fails to pay dividends on the Series A Preferred Stock for six quarterly periods, whether or not consecutive, the Series A preferred shareholders will have the right as a class to elect two additional directors to the Company’s board. See Note 8 for a discussion of the replacement capital covenant entered into in connection with the issuance of the Series A Preferred Stock.

On April 28, 2009, July 31, 2009 and October 30, 2009, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $3,656, respectively, in each period. These dividends had a record date of May 1, 2009, August 5, 2009 and November 5, 2009 and were paid on May 14, 2009, August 17, 2009 and November 13, 2009, respectively.

Note 17: Fair Value Measurements and Derivative Activity

Fair Value

The Company follows the fair value accounting standard which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied this standard to all financial instruments that are required to be reported at fair value.

MF GLOBAL HOLDINGS LTD.

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

In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of its assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

The following tables summarize the Company’s financial assets and liabilities as of December 31, 2009 and March 31, 2009 by level within the fair value hierarchy:

	December 31, 2009
	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,565,509	$2,254,060	$—	$—	$5,819,569
Corporate debt securities and certificates of deposit	—	141,581	—	—	141,581
Foreign government bonds	1,214,473	—	—	—	1,214,473
Equities	453,648	—	—	—	453,648
Shares held due to demutualization of exchanges	—	—	20,364	—	20,364
Other	832	13,159	—	—	13,991

Total securities owned (4)	$5,234,462	$2,408,800	$20,364	$—	$7,663,626

Derivative Assets
Futures transactions	$3,389,122	$—	$—	$(2,208,391)	$1,180,731
Foreign currency and other OTC derivative transactions	72,238	1,305,481	—	(1,313,291)	64,428

Total derivative assets (2)	3,461,360	1,305,481	—	(3,521,682)	1,245,159
Securities borrowed (5) (6)	—	2,151,699	—	—	2,151,699
Securities purchased under agreements to resell (5)	—	40,562,419	—	(22,549,169)	18,013,250

Total assets at fair value	$8,695,822	$46,428,399	$20,364	$(26,070,851)	$29,073,734

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$1,555,818	$2,256,615	$—	$—	$3,812,433
Corporate debt securities	—	124,711	—	—	124,711
Foreign government bonds	992,203	—	—	—	992,203
Equities	125,055	—	—	—	125,055
Other	1,306	255	—	—	1,561

Total securities sold, not yet purchased	$2,674,382	$2,381,581	$—	$—	$5,055,963

Derivative liabilities
Futures transactions	$3,410,020	$—	$—	$397,750	$3,807,770
Foreign currency and other OTC derivative transactions	73,486	1,326,201	—	(742,087)	657,600

Total derivative liabilities (3)	3,483,506	1,326,201	—	(344,337)	4,465,370
Securities sold under agreements to repurchase (5)	—	33,217,231	—	(22,549,169)	10,668,062

Total liabilities at fair value	$6,157,888	$36,925,013	$—	$(22,893,506)	$20,189,395

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers, and clearing organizations. Excludes $4,552,064, within Receivables from customers and Receivables from brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $4,004 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers, and clearing organizations. Excludes $12,148,944 within Payables to customers and Payables to brokers, dealers, and clearing organizations which are accounted for at other than fair value. Excludes $1,561 which is recorded in Securities sold, not yet purchased.
(4)	Includes $1,284,033 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities.
(5)	Excludes Securities borrowed, Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value. Includes $942,279 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.
(6)	Includes $2,947 of interest receivable which is recorded in Receivables from brokers, dealers, and clearing organizations.

MF GLOBAL HOLDINGS LTD.

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

MF GLOBAL HOLDINGS LTD.

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

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the period for all financial assets and liabilities categorized as Level 3 as of December 31, 2009 and 2008. The net unrealized gain reflected in Level 3 assets should be considered in the context of the factors discussed below.

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

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Beginning balance	$25,279	$18,300	$14,367	$(42,543)
Total realized and unrealized (losses)/gains	(4,936)	(947)	6,074	(2,899)
Purchases, sales and settlements, net	—	(60)	59	66,332
Transfers in and (out) of Level 3	—	—	(170)	(3,597)
Foreign currency translation	21	—	34	—

Balance, end of period	$20,364	$17,293	$20,364	$17,293

The balance at December 31, 2009 is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Principal transactions on the consolidated statements of operations. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at December 31 and March 31, 2009 was $518,600 and $824,400, respectively. The fair value of long-term debt was determined by reference to the December 31 and March 31, 2009 market values of comparably rated debt instruments.

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

MF GLOBAL HOLDINGS LTD.

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

The Company recognizes all of its derivative contracts as either assets or liabilities in the consolidated balance sheets at fair value, which is reflected net of cash paid or received pursuant to credit support arrangements with counterparties and reported on a net-by-counterparty basis under legally enforceable netting agreements. These derivative assets and liabilities are included in Receivables from and Payables to customers, Receivables from and Payables to brokers, dealers and clearing organizations, Securities owned and Securities sold, not yet purchased. Changes in the fair value of all derivative instruments are recognized in Principal transactions in the consolidated statements of operations.

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of December 31 and March 31, 2009:

	December 31, 2009			March 31, 2009
	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)	Derivative Assets (1)	Derivative Liabilities (2)	Number of Contracts (3)
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$2,686	2,825	15,837	$552	$783	405,875
Foreign exchange rate	450,692	445,527	4,704,255	470,797	500,923	2,751,635
Equity	88,992	99,598	882,065,755	41,188	94,978	416,101,028
Commodity	4,228,475	4,263,318	703,839	7,311,760	7,353,233	822,458

Total fair value of derivative contracts	$4,770,845	$4,811,268		$7,824,297	$7,949,917

Impact of netting and collateral	3,521,682	344,337		6,304,771	3,914,276

Total fair value	$1,249,163	$4,466,931		$1,519,526	$4,035,641

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from brokers, dealers, and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased, Payables to customers and Payables to brokers, dealers, and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

In the three and nine months ended December 31, 2009, the Company executed and/ or cleared 422,292,170 and 1,244,766,996 of exchange traded futures and options contracts, where the unrealized gain or loss is settled daily and there is no receivable or payable associated with the contract. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities reported in Principal transactions in the consolidated statements of operations for the three and nine months ended December 31, 2009.

Type of Instrument	Three months ended December 31, 2009	Nine months ended December 31, 2009
Fixed income/ Interest rate	$1,829	$20,169
Foreign exchange	13,886	45,687
Equity	57,093	60,127
Commodity	14,727	42,571
Other	2,016	6,890

Total	$89,551	$175,444

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of December 31, 2009, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $32,534, for which the Company has posted collateral of $23,365 in the normal course of business. If the Company’s long term credit rating had a one-notch or two-notch reduction as of December 31, 2009, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $9,159.

Note 18: Subsequent Events

The Company has performed an evaluation of subsequent events through February 5, 2010, which is the date the financial statements were issued.

Domicile Change to Delaware

Effective January 4, 2010, MF Global Ltd. (“MFG Bermuda”) changed its jurisdiction of incorporation from Bermuda to the State of Delaware. MF Global Ltd. discontinued its existence as a Bermuda exempted company as provided under Section 132G of The Companies Act 1981 of Bermuda and, pursuant to Section 388 of the General Corporation Law of the State of Delaware (the “DGCL”), continued its existence under the DGCL as a corporation organized under the laws of the State of Delaware and known as MF Global Holdings Ltd. (“MFG Delaware”) This transaction is referred to herein as the “Domestication”.

The Domestication was effected in the manner described in the section of the Registration Statement on Form S-4 (File No. 333-162892), dated November 30, 2009 (the “Registration Statement”), entitled “The Domestication”. The business, assets and liabilities of the Company and its subsidiaries on a consolidated basis, as well as its principal locations and fiscal year, were the same immediately after the Domestication as they were

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

immediately prior to the Domestication. In addition, the directors and executive officers of the Company immediately after the Domestication were the same individuals who were directors and executive officers, respectively, of MFG Bermuda immediately prior to the Domestication. The Company’s common stock continues to be listed for trading on the New York Stock Exchange under the ticker symbol “MF”. Upon effectiveness of the Domestication, the Company’s CUSIP number relating to its common stock changed to 55277J 108.

As a result of the Domestication, holders of common shares of MFG Bermuda became holders of shares of common stock of MFG Delaware. Similarly, pursuant to the Domestication, holders of MFG Bermuda’s 6% Cumulative Convertible Preference Shares, Series A (the “Series A Preference Shares”) and holders of MFG Bermuda’s 9.75% Non-Cumulative Convertible Preference Shares, Series B (the “Series B Preference Shares”) became holders of shares of MFG Delaware’s 6% Cumulative Convertible Preferred Stock, Series A (the “Series A Preferred Stock”) and MFG Delaware’s 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”), as applicable. In the Domestication, each of MF Bermuda’s outstanding common and preference shares (Series A and B) were automatically converted by operation of law, on a one-for-one basis, into shares of MFG Delaware’s common or preferred stock (Series A or B), as applicable. Consequently, each holder of an MFG Bermuda common or preference share immediately prior to the Domestication held, immediately thereafter, a share of MFG Delaware’s common or preferred stock, as applicable, in each case representing the same proportional equity interest in MFG Delaware as that shareholder held in MFG Bermuda and representing the corresponding class and series of shares. The number of shares of MFG Delaware’s common stock and preferred stock outstanding immediately after the Domestication was the same as the number of common shares and preference shares of MFG Bermuda outstanding immediately prior to the Domestication. Pursuant to a Rights Agreement dated as of July 9, 2007, as amended (the “Rights Plan”), between MFG Bermuda and Computershare Trust Company, N.A., as Rights Agent, each share of MFG Delaware’s common stock evidences one common stock purchase right just as each common share of MFG Bermuda evidenced one common share purchase right under the Rights Plan immediately prior to the Domestication.

The rights of holders of the Company’s common stock are now governed by its Delaware certificate of incorporation, its Delaware by-laws and the DGCL, each of which is described in MFG Bermuda’s final prospectus dated December 1, 2009 relating to the Domestication, which was filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on December 1, 2009 (the “Final Prospectus”). The Final Prospectus is part of the Registration Statement.

The Series A Preferred Stock and the Series B Preferred Stock have each been issued under a Certificate of Designations, dated January 4, 2010, each of which is part of the MFG Delaware certificate of incorporation, a copy of which was filed by MFG Delaware with the Commission on January 5, 2010 as an exhibit to a Current Report on Form 8-K. Upon effectiveness of the Domestication, the Company’s CUSIP number relating to its Series A Preferred Stock and its Series B Preferred Stock changed to 55277J 207 and 55277J 306, respectively.

Grant of Restricted Stock Units

On January 28, 2010, the Compensation Committee of the Board of Directors approved grants to employees representing approximately $3,195 worth of restricted stock units which ratably vest over three years. See Note 9 for further information regarding the nature of the grants made.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share data)

Declaration of Preferred Stock dividends

On January 29, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in an aggregate amount of $4,022 and $3,656, respectively. These dividends have a record date of February 5, 2010 and payment date of February 16, 2010.

New Director Appointments

On January 29, 2010, the Company’s Board of Directors appointed David P. Bolger and David Gelber as members of its Board of Directors, effective immediately. Mr. Bolger and Mr. Gelber each will hold office until the Company’s next annual shareholders’ meeting and until his successor is elected and qualified. The Board determined that each is “independent” under the listing standards of the New York Stock Exchange. The Board has also appointed Mr. Gelber chairman of the Board’s Compensation Committee, and he replaces Lawrence Schloss, who resigned from the Board effective as of January 29, 2010. Mr. Gelber will also serve on the Board’s Audit Committee. Mr. Bolger will serve on the Board’s Audit Committee and Nominating and Corporate Governance Committee.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and our quarterly report for the fiscal quarter ended September 30, 2009. New factors emerge or develop from time to time, and it is not possible for us to predict all factors that may affect our business or prospects. Further, we are unable to assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement or risk factor.

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

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Holdings Ltd. and its consolidated subsidiaries. Our MD&A should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q. On January 4, 2010, we changed our jurisdiction of incorporation from Bermuda to the State of Delaware; a change which we refer to as the “Domestication”. As a result of the Domestication, we have continued our existence as a corporation organized under the laws of the State of Delaware under the name of MF Global Holdings Ltd. Accordingly, any references to the “Company”, “MF Global Holdings Ltd.”, “we”, “our” “us” and similar terms mean, as of any time prior to the Domestication, MF Global Ltd. and, as of any time after the Domestication, MF Global Holdings Ltd.

Business Overview

We are a leading intermediary offering customized solutions in the global cash and derivatives markets. We provide execution and clearing services for exchange-traded and over-the-counter, or OTC, derivative products, as well as for certain products in the cash market. We provide our clients with access to many of the largest and fastest growing markets and products throughout the world. Our clients include institutions, hedge funds and other asset managers, as well as professional traders and private clients. We act as an intermediary principally for five types of products: fixed income, commodities, foreign exchange, equities and interest rate products, and support a retail products group. We have offices in Chicago, Dubai, Geneva, Hong Kong, London, Mumbai, New York, Paris, Singapore, Sydney, Taipei, Tokyo, and Toronto among others. Our business model is global and product-driven, which allows us to centrally manage our resources while offering clients an expansive array of products across a broad range of markets and geographies. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

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

The total volume of exchange-traded futures and options we executed and/or cleared increased 5.6% from 402.5 million contracts in the three months ended December 31, 2008 to 425.0 million contracts in the three months ended December 31, 2009 due to increases in contract yields on a year-over-year basis. However, as a result of global market conditions and consistent with decreased trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared decreased 13.5% from 1,446.5 million contracts in the nine months ended December 31, 2008 to 1,250.5 million contracts in the nine months ended December 31, 2009. This decline is in contrast to overall growth in our transaction volumes that we had experienced in prior years related to increased volatility in many of the markets in which we operate. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”. Furthermore, in light of the efforts of the US government and the US Federal Reserve to stimulate the national economy, interest rates have decreased dramatically over the past year, which contributed to the decrease in our interest income from $154.4 million and $772.5 million in the three and nine months ended December 31, 2008 to $122.0 million and $335.1 million in the three and nine months ended December 31, 2009, respectively.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

In July 2007, we completed an initial public offering of our shares of common stock, after certain reorganization, separation and recapitalization transactions conducted with Man Group, plc, (“Man Group”, and such transactions collectively, including the initial public offering the “IPO”).

Significant Business Developments

Two-Year Term Facility

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”), which enabled us to prepay loans under our previously outstanding bridge facility that were otherwise due and payable on December 12, 2008. On April 16, 2009, we paid the outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 16, 2010 thus terminating all remaining obligations under the Two-Year Term Facility. In connection with the early repayment of the Two-Year Term Facility, we recorded a loss on extinguishment of debt of $9.7 million related to the accelerated amortization of debt issuance costs. See Note 8 to our unaudited consolidated financial statements for further details.

Liquidity Facility

In the year ended March 31, 2008, we entered into a $1,500.0 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. On December 16, 2009, we repaid $200.0 million of the outstanding balance on our liquidity facility with excess and available cash. As of December 31, 2009, $442.5 million was outstanding under the liquidity facility with the remainder available to us as a committed facility. We intend to keep $300.0 million of the amount outstanding at December 31, 2009 under the liquidity facility as long term debt and as part of our capital structure, unless we replace some or all of these borrowings with other long-term debt. See Note 8 to our unaudited consolidated financial statements for further details.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets during fiscal 2009 and the first nine months of fiscal 2010. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation. In addition, the global equity markets have experienced significant declines in the first quarter of fiscal 2010 compared to appreciation in the second and third quarter of fiscal 2010, mortgage and corporate credit spreads have widened in the first half of fiscal 2010 and narrowed subsequently, and during our first quarter of fiscal 2010, the U.S. dollar appreciated against the Euro and British pound offset by depreciation of the British Pound and Euro against the U.S. dollar during the second and third quarter. Furthermore, short-term interest rates have declined over the past fiscal year, and as a result of this decline, our net interest income has been negatively affected over the same period. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear, the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demands for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Higher price volatility increases the need for some clients to manage price risk and creates opportunities for speculative trading for others. While higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and/or cleared increased 5.6% from 402.5 million contracts in the three months ended December 31, 2008 to 425.0 million contracts in the three months ended December 31, 2009 and decreased 13.5% from 1,446.5 million contracts in the nine months ended December 31, 2008 to 1,250.5 million contracts in the nine months ended December 31, 2009. In recent periods of high volatility, we experienced a decrease in professional trader volumes as these customers tend to reduce trading during periods of significant volatility; as volatility decreased somewhat during the first nine months of fiscal 2010, professional trader volume has slowly begun to recover. In addition, during times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2009, extreme volatility and widespread uncertainty can impact a client’s ability to take on or maintain positions, which has the effect of decreasing volumes.

All volume statistics presented herein for fiscal 2010 and 2009 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold as well as the duration of our portfolio investments made with client balances. Client balances can be impacted by a variety of exogenous factors, including changes in margin requirements at exchanges, market volatility, declining asset values, such as has been experienced in the energy markets, as well as changes in the composition of margin. Clients, for example, may elect to deposit securities, rather than cash, as margin, which will result in a reduction in our client balances because the securities deposited as margin are not carried on our balance sheet. As a result of these exogenous factors, client balances fluctuate, often significantly, from day to day and may not be indicative of future business.

Our net interest income is also directly affected by principal transactions, such as fixed income, securities lending and interest rate collateralized transactions. While spreads on these transactions have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the narrowing of spreads experienced during the first nine months of fiscal 2010 as compared to the end of fiscal 2009. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of our portfolio investments made with client balances. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Interest income and expense also includes dividends received and paid on long and short equity instruments, and stock borrowing or lending positions we use as financing transactions, for stock used to

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

economically hedge issued total return equity swaps or equity futures contracts. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease the interest expense on our variable rate debt. Accordingly, the historically low short-term interest rates have negatively affected our net interest income and we cannot offer any assurance that interest rates will increase in the future.

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

On April 1, 2009, we adopted two new accounting standards each of which is effective for our fiscal year ending March 31, 2010 and interim periods within such fiscal year. These standards require retrospective application and resulted in an adjustment to prior period financial statements. The first standard discusses accounting for noncontrolling interests in consolidated financial statements and resulted in a $12.8 million increase to total equity for the year ended March 31, 2009 upon adoption. The second standard discusses accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement and resulted in a $0.3 and $0.5 million decrease to Net income attributable to MF Global Holdings Ltd. for the three and nine months ended December 31, 2008, respectively, $1.0 million decrease to total assets, $7.0 million decrease to total liabilities and a $6.0 million increase to total equity for the year ended March 31, 2009 upon adoption. See Note 2 to our unaudited consolidated financial statements for further information.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Nine Months ended December 31, 2009 Compared to the Nine Months ended December 31, 2008

	Nine months ended December 31,
(Amounts in millions except share data)	2009	2008	% Change
Revenues
Execution only commissions	$240.8	$306.0	(21.3)
Cleared commissions	797.6	1,023.4	(22.1)
Principal transactions	175.4	242.3	(27.6)
Interest income	335.1	772.5	(56.6)
Other	31.7	99.9	(68.3)

Total revenues	1,580.7	2,444.2	(35.3)

Interest and transaction-based expenses:
Interest expense	178.7	467.0	(61.7)
Execution and clearing fees	445.4	615.7	(27.7)
Sales commissions	182.1	191.9	(5.1)

Total interest and transaction-based expenses	806.1	1,274.6	(36.8)
Revenues, net of interest and transaction-based expenses	774.6	1,169.6	(33.8)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	488.7	642.5	(23.9)
Employee compensation related to non-recurring IPO awards	25.1	39.7	(36.8)
Communications and technology	87.2	92.1	(5.3)
Occupancy and equipment costs	29.4	33.6	(12.5)
Depreciation and amortization	41.3	42.3	(2.4)
Professional fees	56.1	69.0	(18.7)
General and other	81.4	77.0	5.7
IPO-related costs	0.9	17.1	(94.7)
Impairment of goodwill	2.3	—	100.0

Total other expenses	812.4	1,013.3	(19.8)
Gains on exchange seats and shares	12.9	14.2	(9.2)
Loss on extinguishment of debt	9.7	—	100.0
Interest on borrowings	30.4	54.9	(44.6)

(Loss)/income before provision for income taxes	(65.0)	115.6	(156.2)
(Benefit)/provision for income taxes	(17.2)	36.3	147.4
Equity in income/(loss) of unconsolidated companies (net of tax)	1.3	(15.4)	108.4

Net (loss)/income	(46.6)	63.9	(172.9)
Net income attributable to noncontrolling interest (net of tax)	1.5	1.3	15.4

Net (loss)/income attributable to MF Global Holdings Ltd.	(48.1)	62.5	(177.0)

(Loss)/ earnings per share:
Basic	$(0.58)	$0.37
Diluted	$(0.58)	$0.37
Weighted average number of common stock outstanding:
Basic	123,149,652	120,782,144
Diluted	123,149,652	120,782,144

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Three Months ended December 31, 2009 Compared to the Three Months ended December 31, 2008

	Three months ended December 31,
(Amounts in millions except share data)	2009	2008	% Change
Revenues
Execution only commissions	$81.9	$80.0	2.4
Cleared commissions	275.3	278.6	(1.2)
Principal transactions	89.6	109.9	(18.5)
Interest income	122.0	154.4	(21.0)
Other	8.7	73.9	(88.2)

Total revenues	577.5	696.9	(17.1)

Interest and transaction-based expenses:
Interest expense	107.5	56.5	90.3
Execution and clearing fees	157.0	162.0	(3.1)
Sales commissions	62.0	56.4	9.9

Total interest and transaction-based expenses	326.5	274.8	18.8
Revenues, net of interest and transaction-based expenses	251.0	422.0	(40.5)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	151.6	217.3	(30.2)
Employee compensation related to non-recurring IPO awards	7.1	4.7	51.1
Communications and technology	31.4	28.2	11.3
Occupancy and equipment costs	9.9	12.1	(18.2)
Depreciation and amortization	13.5	14.1	(4.3)
Professional fees	18.7	19.0	(1.6)
General and other	21.7	29.7	(26.9)
IPO-related costs	—	6.4	(100.0)
Impairment of goodwill	1.2	—	100.0

Total other expenses	255.0	331.4	(23.1)
Gains/(losses) on exchange seats and shares	1.7	(0.9)	288.9
Interest on borrowings	9.9	18.7	(47.1)

(Loss)/income before provision for income taxes	(12.2)	71.0	(117.2)
Provision for income taxes	2.2	18.3	(88.0)
Equity in income/(loss) of unconsolidated companies (net of tax)	0.3	(13.8)	102.2

Net (loss)/income	(14.1)	38.8	(136.3)
Net income attributable to noncontrolling interest (net of tax)	0.5	0.1	400.0

Net (loss)/income attributable to MF Global Holdings Ltd.	$(14.6)	$38.7	(137.7)

(Loss)/ earnings per share:
Basic	$(0.18)	$0.23
Diluted	$(0.18)	$0.23
Weighted average number of common stock outstanding:
Basic	123,272,712	121,790,111
Diluted	123,272,712	121,790,111

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Overview Year to Date Results

Revenues, net of interest and transaction-based expenses, decreased $395.0 million, or 33.8%, to $774.6 million for the nine months ended December 31, 2009 from $1,169.6 million for the nine months ended December 31, 2008. The decrease was primarily due to a 13.5% decrease in our total volumes of executed and/or cleared exchange-traded futures and options transactions from 1,446.5 million contracts for the nine months ended December 31, 2008 to 1,250.5 million contracts for the nine months ended December 31, 2009. The decrease of 196.0 million contracts in our total volumes of executed and/or cleared exchange-traded futures and options transactions was spread across many of our primary products, markets and geographic regions. The decrease in revenues, net of interest and transaction based expenses, was also due in part to lower net interest generated from client funds due to declining interest rates, the narrowing of short-term credit spreads in fixed income and reduced volatility and bid-ask spreads in the commodities and foreign exchange markets. See “—Supplementary Data” for further details. In addition, the nine months ended December 31, 2008 included a $62.1 million insurance reimbursement related to the PAAF litigation settlement (as defined below). In the absence of this settlement, revenues, net of interest and transaction-based expenses would have decreased $332.9 million or 30.1%.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $200.9 million, or 19.8%, to $812.4 million for the nine months ended December 31, 2009 from $1,013.3 million for the nine months ended December 31, 2008. The decrease was primarily due to a reduction of $153.8 million in employee compensation and benefits (excluding non-recurring IPO awards) which correlates with decreased net revenues, a reduction of $16.2 million related to lower IPO-related costs, a reduction of $14.6 million in stock-based compensation expense on our equity awards issued in connection with the completion of our IPO, a reduction of $12.9 million in professional fees comprised of audit fees, legal fees and other consulting fees, a reduction of $4.9 million in communications and technology costs and a reduction of $4.2 million in occupancy and equipment costs. These reductions for the nine months ended December 31, 2009 were partially offset by an increase in general and other expenses of $4.4 million driven by $16.4 million in foreign exchange translation losses arising during the nine months ended December 31, 2009. In contrast, we recorded foreign exchange translation gains of $10.1 million for the nine months ended December 31, 2008.

Loss before provision for income taxes was $65.0 million for the nine months ended December 31, 2009 compared to income of $115.6 million for the nine months ended December 31, 2008. This loss was primarily due to decreased revenues, net of interest and transaction-based expenses, the $9.7 million loss on extinguishment of debt that we incurred in relation to the repayment of the Two-Year Term Facility and a decrease of $1.3 million in gains on exchange seats and shares. The loss was partially offset by the decrease in other expenses mentioned above and a decrease of $24.5 million in interest on borrowings.

We recorded a net loss of $48.1 million for the nine months ended December 31, 2009 compared to net income of $62.5 million for the nine months ended December 31, 2008. Net loss is impacted by the items discussed above, plus a decreased effective tax rate resulting in reduced tax benefits associated with operating results. Additionally, the effective tax rate was impacted by declining profits generated in lower-tax jurisdictions, as well as the effects of non-deductible expenses and a lower vesting date fair value on equity compensation awards granted at the IPO.

Overview Quarterly Results

Revenues, net of interest and transaction-based expenses, decreased $171.0 million, or 40.5%, to $251.0 million for the three months ended December 31, 2009 from $422.0 million for the three months ended

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

December 31, 2008. The decrease was primarily due to the narrowing of short-term credit spreads in fixed income, as well as reduced volatility and bid-ask spreads in the commodities and foreign exchange markets. See “—Supplementary Data” for further details. This decrease was offset by a 5.6% increase in our total volumes of executed and/or cleared exchange-traded futures and options transactions from 402.5 million contracts for the three months ended December 31, 2008 to 425.0 million contracts for the three months ended December 31, 2009. The increase of 22.5 million contracts in our total volumes of executed and/or cleared exchange-traded futures and options transactions was spread across many of our primary products, markets and geographic regions. In addition, the three months ended December 31, 2008 included a $62.1 million insurance reimbursement related to the PAAF litigation settlement. In the absence of this settlement, revenues, net of interest and transaction-based expenses decreased $108.9 million or 30.3%.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $76.4 million, or 23.1%, to $255.0 million for the three months ended December 31, 2009 from $331.4 million for the three months ended December 31, 2008. The decrease was primarily due to a reduction of $65.7 million in employee compensation and benefits (excluding non-recurring IPO awards) which correlates with decreased net revenues, a reduction of $6.4 million in IPO-related costs and a reduction of $8.0 million in general and other expenses. These decreases were partially offset by an increase of $2.4 million in stock-based compensation expense on our equity awards issued in connection with our IPO and an increase of $3.2 million in communications and technology costs.

Loss before provision for income taxes was $12.2 million for the three months ended December 31, 2009 compared to income of $71.0 million for the three months ended December 31, 2008. This loss was primarily due to decreased revenues, net of interest and transaction-based expenses, partially offset by the decrease in other expenses mentioned above, an increase of $2.6 million in gains on exchange seats and shares and a decrease of $8.8 million in interest on borrowings.

We recorded a net loss of $14.6 million for the three months ended December 31, 2009 compared to net income of $38.7 million for the three months ended December 31, 2008. Net loss is impacted by the items discussed above, plus a change in effective tax rate resulting in reduced tax benefits associated with operating results. Additionally, the effective tax rate was impacted by declining profits being generated in lower-tax jurisdictions, as well as the effects of non-deductible expenses and a lower vesting date fair value on equity compensation awards granted at IPO.

Revenues

Execution-only Commissions

Year to Date Results

Execution-only commissions decreased $65.2 million, or 21.3%, to $240.8 million for the nine months ended December 31, 2009 from $306.0 million for the nine months ended December 31, 2008. This decrease was partly due to a 16.6% decrease in our volume of execution-only exchange-traded futures and options transactions from 423.7 million contracts for the nine months ended December 31, 2008 to 353.4 million contracts for the nine months ended December 31, 2009. Exchange-traded volumes continue to be negatively impacted by the depressed economic climate, as some institutional customers have reduced their risk appetite, as well as downward pricing pressure and increased activity through electronic trading as clients shift from floor-based to screen-based execution. Our overall commissions also decreased as we experienced reduced trading activity from middle-market and smaller clients, whose commission rates tend to be more profitable.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Quarterly Results

Execution-only commissions increased $1.9 million, or 2.4%, to $81.9 million for the three months ended December 31, 2009 from $80.0 million for the three months ended December 31, 2008. We experienced this increase despite the 12.9% decrease in our volume of execution-only exchange-traded futures and options transactions from 125.1 million contracts for the three months ended December 31, 2008 to 108.9 million contracts for the three months ended December 31, 2009, due to increases in contract yields, and therefore our commissions, on a year-over-year basis. Volumes and commissions continue to be negatively impacted by market turmoil, downward pricing pressure and increased activity through electronic trading as clients shift from floor based to screen based execution.

Cleared Commissions

Year to Date Results

Cleared commissions decreased $225.8 million, or 22.1%, to $797.6 million for the nine months ended December 31, 2009 from $1,023.4 million for the nine months ended December 31, 2008. This decrease was primarily due to a decrease of 12.3% in our volume of cleared exchange-traded futures and options transactions from 1,022.8 million contracts for the nine months ended December 31, 2008 to 897.1 million contracts for the nine months ended December 31, 2009. We experienced a decrease in execution and clearing volumes across almost all products, markets and regions as a result of market dislocation.

Quarterly Results

Cleared commissions decreased $3.3 million, or 1.2%, to $275.3 million for the three months ended December 31, 2009 from $278.6 million for the three months ended December 31, 2008. Although there was a decrease in cleared commission, there was an increase of 14.0% in our volume of cleared exchange-traded futures and options transactions from 277.4 million contracts for the three months ended December 31, 2008 to 316.1 million contracts for the three months ended December 31, 2009. Although we experienced an increase in clearing volumes across almost all products, markets and regions, such increases were primarily in certain high volume, low margin customer business, thus accounting for our decreased clearing commissions.

Principal Transactions

Year to Date Results

Principal transactions decreased $66.9 million, or 27.6%, to $175.4 million for the nine months ended December 31, 2009 from $242.3 million for the nine months ended December 31, 2008. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $50.3 million for the nine months ended December 31, 2009 compared to $112.8 million for the nine months ended December 31, 2008. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $129.4 million, or 36.4%, to $225.7 million for the nine months ended December 31, 2009 from $355.1 million for the nine months ended December 31, 2008. The decrease in principal transactions was attributable to reduced matched principal brokerage in foreign exchange and commodities markets which decreased from $169.4 million to $107.3 million for the nine months ended December 31, 2008 and 2009, respectively, as well as a reduction in fixed income from narrowing short-term credit spreads, which decreased from gains of $25.1 million to losses of $2.6 million for the nine months ended December 31, 2008 and 2009, respectively. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Quarterly Results

Principal transactions decreased $20.3 million, or 18.5%, to $89.6 million for the three months ended December 31, 2009 from $109.9 million for the three months ended December 31, 2008. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $51.4 million for the three months ended December 31, 2008 compared to interest expense of $28.4 million for the three months ended December 31, 2009. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $100.1 million, or 62.1%, to $61.2 million for the three months ended December 31, 2009 from $161.3 million for the three months ended December 31, 2008. The decrease in principal transactions was attributable to reduced matched principal brokerage in foreign exchange and commodities markets which decreased from $59.6 million to $33.7 million for the three months ended December 31, 2008 and 2009, respectively, as well as a reduction in fixed income from narrowing short-term credit spreads, which decreased from gains of $22.6 million to losses of $10.8 million for the three months ended December 31, 2008 and 2009, respectively. See “—Supplementary Data” for further quarterly information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, decreased $149.1 million, or 48.8%, to $156.4 million for the nine months ended December 31, 2009 from $305.5 million for the nine months ended December 31, 2008. This decrease was primarily due to declining interest rates and a decrease in net interest generated from principal transactions and related financing transactions as described further below. The average federal funds rate in the United States decreased from 1.3% during the nine months ended December 31, 2008 to 0.2% during the nine months ended December 31, 2009. Net interest from client funds and excess cash decreased $86.5 million from $192.6 million for the nine months ended December 31, 2008 to $106.1 million for the nine months ended December 31, 2009 due to (i) reduced rates earned on excess cash during the nine months ended December 31, 2009, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances from last year to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash since last year, consistent with the trend in the market, to increase their own liquidity during these volatile times. The decline in interest income, net, was also driven by a 55.4% decrease in net interest generated from principal transactions and related financing transactions from $112.8 million for the nine months ended December 31, 2008 to $50.3 million for the nine months ended December 31, 2009. This decrease was due to the narrower spreads earned by our fixed income products during the nine months ended December 31, 2009, consisting of both repurchase and reverse repurchase transactions, stock borrowing and lending activities and dividends paid on short equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. See “—Supplementary Data” for further information on the components of net interest income.

Quarterly Results

Interest income, net, decreased $83.4 million, or 85.2%, to $14.5 million for the three months ended December 31, 2009 from $97.9 million for the three months ended December 31, 2008. This decrease was primarily due to declining interest rates and a decrease in net interest generated from principal transactions and related financing transactions as described further below. The average federal funds rate in the United States

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

decreased from 0.4% during the three months ended December 31, 2008 to 0.1% during the three months ended December 31, 2009. Net interest from client funds and excess cash decreased 7.7% from $46.5 million for the three months ended December 31, 2008 to $42.9 million for the three months ended December 31, 2009 due to (i) reduced rates earned on excess cash during the three months ended December 31, 2009 and (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances from last year to ensure we had significant liquidity in the current volatile environment to meet client needs. The decline in interest income, net, was also driven by a 155.3% decrease in net interest generated from principal transactions and related financing transactions from interest income of $51.4 million for the three months ended December 31, 2008 to interest expense of $28.4 million for the three months ended December 31, 2009. This decrease was due to the narrowing spreads earned on our fixed income products, consisting of both repurchase and reverse repurchase transactions, stock borrowing and lending activities and dividends paid on short equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. See “—Supplementary Data” for further information on the components of net interest income.

Other Revenues

Year to Date Results

Other revenues decreased $68.2 million, or 68.3%, to $31.7 million for the nine months ended December 31, 2009 from $99.9 million for the nine months ended December 31, 2008. This decrease was primarily due to the $62.1 million one-time PAAF litigation settlement reimbursement received during the nine months ended December 31, 2008. In the absence of this settlement, other revenues decreased $6.1 million, or 16.1% reflecting a reduction in recharges to clients for local taxes in certain European markets and decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office and support services, all of which were affected by declining trading volumes. These decreases were partially offset by a $3.2 million settlement we received in the nine months ended December 31, 2009, in relation to litigation regarding our prior acquisition of Refco assets.

Quarterly Results

Other revenues decreased $65.2 million, or 88.2%, to $8.7 million for the three months ended December 31, 2009 compared to $73.9 million for the three months ended December 31, 2008. This decrease was primarily due to the $62.1 million one-time PAAF litigation settlement reimbursement received during the three months ended December 31, 2008. In the absence of this settlement, other revenues decreased $3.1 million, or 26.3%, reflecting decreased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other back-office and support services.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees decreased $170.3 million, or 27.7%, to $445.4 million for the nine months ended December 31, 2009 from $615.7 million for the nine months ended December 31, 2008. This decrease was primarily due to a 13.5% decrease in our volume of executed and/or cleared exchange-traded futures and options transactions from 1,446.5 million contracts for the nine months ended December 31, 2008 to 1,250.5 million contracts for the nine months ended December 31, 2009. During the nine months ended December 31, 2009, we experienced decreased transaction volumes, spread across many of our primary markets, products and geographic

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased from 0.6% of revenues, net of interest and transaction based expenses, for the nine months ended December 31, 2008 to 0.8% of revenues, net of interest and transaction based expenses, for the nine months ended December 31, 2009.

Quarterly Results

Execution and clearing fees decreased $5.0 million, or 3.1%, to $157.0 million for the three months ended December 31, 2009 from $162.0 million for the three months ended December 31, 2008. Although there was a decrease in execution and clearing fees, we experienced a 5.6% increase in our volume of executed and/or cleared exchange-traded futures and options transactions from 402.5 million contracts for the three months ended December 31, 2008 to 425.0 million contracts for the three months ended December 31, 2009, which is spread across many of our primary markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased from 0.2% of revenues, net of interest and transaction based expenses, for the three months ended December 31, 2008 to 0.4% of revenues, net of interest and transaction based expenses, for the three months ended December 31, 2009.

Sales Commissions

Year to Date Results

Sales commissions decreased $9.8 million, or 5.1%, to $182.1 million for the nine months ended December 31, 2009 from $191.9 million for the nine months ended December 31, 2008. This decrease was primarily due to declining trading volume as a result of lack of client confidence in the markets, unstable market conditions and investors not trading with the same frequency during the nine months ended December 31, 2009 as compared to the same period last year. Depending on the specific arrangements with introducing brokers, decreased volumes from retail clients transacting through introducing brokers usually result in a proportionate decrease in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Quarterly Results

Sales commissions increased $5.6 million, or 9.9%, to $62.0 million for the three months ended December 31, 2009 from $56.4 million for the three months ended December 31, 2008. This was primarily due to increased trading activity during the three months ended December 31, 2009 as compared to the same period last year. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

Year to Date Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted stock and restricted stock units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $153.8 million, or 23.9%, to $488.7 million for the nine months ended December 31, 2009 from $642.5 million for the nine months ended December 31, 2008. This decrease was primarily due to (i) reduced variable compensation paid to employees based on lower net revenues, volume and profit contributions, (ii) a reduction in termination expenses from $28.2 million for the nine months ended December 31, 2008 to $4.7 million for the nine months ended December 31, 2009, and (iii) reduced discretionary bonus expense of $6.4 million. Related to the latter, we have elected to expand our use of stock-based awards as payment for employees’ incentive compensation, thereby further aligning employees with the interests of shareholders. Accordingly, during the three months ended December 31, 2009, management decided to increase the percentage of compensation paid in three-year vesting stock awards, and reduced discretionary bonus expense by $6.4 million.

This overall 23.9% decrease was partially offset by increases in payroll expenses due to increased headcount. Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 56.6% in the nine months ended December 31, 2009 compared to 41.2% in the nine months ended December 31, 2008. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 57.1% in the nine months ended December 31, 2009 compared to 43.1% in the nine months ended December 31, 2008. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, increased to 63.1% in the nine months ended December 31, 2009 from 54.9% in the nine months ended December 31, 2008. Excluding termination costs, employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction based expenses increased to 62.5% in the nine months ended December 31, 2009 from 52.5% in the nine months ended December 31, 2008.

In December 2009, the U.K. government introduced legislation which would impose a 50% charge on certain discretionary bonus payments in excess of £25,000, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This legislation has not yet been voted on by Parliament or received Royal Assent, as required under U.K. law, in order to be effective. Additionally, since introducing this legislation, the U.K. authorities have made several efforts to clarify the scope of the law, but the final version cannot be predicted at this time. Given that this law is not yet considered enacted, no accrual has been made with respect to this item in our financial statements as of December 31, 2009. In addition, we continue to monitor the guidance from, and to work with, the U.K. authorities to analyze the potential application of this proposed law to bonuses paid to our U.K. employees. At this time, we are still evaluating the impact the proposed laws, if enacted and applicable to us, will have on our financial results.

Quarterly Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted stock and restricted stock units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $65.7 million, or 30.2%, to $151.6 million for the three months ended December 31, 2009 from $217.3 million for the three months ended December 31, 2008.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

This decrease was primarily due to (i) reduced variable compensation paid to employees based on lower net revenues, volume and profit contributions, (ii) a reduction in termination expenses from $11.7 million for the three months ended December 31, 2008 to $1.3 million for the three months ended December 31, 2009, and (iii) reduced discretionary bonus expense of $6.4 million. Related to the latter, we have elected to expand our use of stock-based awards as payment for employees’ incentive compensation, thereby further aligning employees with the interests of shareholders. Accordingly, during the three months ended December 31, 2009, management decided to increase the percentage of compensation paid in three-year vesting stock awards, and reduced discretionary bonus expense by $6.4 million.

This overall 30.2% decrease is partially offset by increases in payroll expenses due to increased headcount. Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 54.4% in the three months ended December 31, 2009 compared to 33.3% in the three months ended December 31, 2008. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 54.8% in the three months ended December 31, 2009 compared to 35.2% in the three months ended December 31, 2008. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, increased to 60.4% in the three months ended December 31, 2009 from 51.5% in the three months ended December 31, 2008. Excluding termination costs, employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction based expenses increased to 59.9% in the three months ended December 31, 2009 from 48.7% in the three months ended December 31, 2008.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

Year to Date Results

These expenses refer to stock-based compensation expense for restricted stock and restricted stock units issued in connection with the IPO. These expenses are considered non-recurring and directly attributable to the IPO. Employee compensation and benefits related to non-recurring IPO awards decreased $14.6 million, or 36.8%, to $25.1 million for the nine months ended December 31, 2009 from $39.7 million for the nine months ended December 31, 2008. This decrease is primarily attributable to the accelerated vesting of certain awards in prior periods as well as the impact in this period of reduced expense from forfeitures during the prior fiscal year.

Quarterly Results

Employee compensation and benefits related to non-recurring IPO awards increased $2.4 million, or 51.1%, to $7.1 million for the three months ended December 31, 2009 from $4.7 million for the three months ended December 31, 2008. These expenses are considered non-recurring and directly attributable to the IPO. This increase is primarily attributable to the modification and revaluation of the former CEO’s awards causing a large reduction in expense during the three months ended December 31, 2008.

Communications and Technology

Year to Date Results

Communications and technology expenses decreased $4.9 million, or 5.3%, to $87.2 million for the nine months ended December 31, 2009 from $92.1 million for the nine months ended December 31, 2008. This decrease was due to reduced software licensing and maintenance costs, a reduction in outsourced computer services and decreased telecommunication expenses resulting from the consolidation of the CBOT and CME exchange floors which now require less equipment. In addition, we experienced reduced market data research

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

and communications expenses, reflecting fewer client trades during the nine months ended December 31, 2009 as compared to the same period last year. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 11.3% for the nine months ended December 31, 2009 from 7.9% for the nine months ended December 31, 2008.

Quarterly Results

Communications and technology expenses increased $3.2 million, or 11.3%, to $31.4 million for the three months ended December 31, 2009 from $28.2 million for the three months ended December 31, 2008. This increase was due to increased software licensing costs, application hosting, maintenance and telecommunication expenses resulting from improvements to our infrastructure. In addition, we experienced higher market data research and communications expenses, reflecting more client trades during the three months ended December 31, 2009 as compared to the same period last year. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 12.5% for the three months ended December 31, 2009 from 6.7% for the three months ended December 31, 2008.

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs decreased $4.2 million, or 12.5%, to $29.4 million for the nine months ended December 31, 2009 from $33.6 million for the nine months ended December 31, 2008, primarily due to higher costs incurred during the nine months ended December 31, 2008 as a result of relocating to new leased premises in London. This decrease was offset by increased costs due to the leasing of additional office space in Chicago. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the nine months ended December 31, 2009 compared to 2.9% for the nine months ended December 31, 2008.

Quarterly Results

Occupancy and equipment costs decreased $2.2 million, or 18.2%, to $9.9 million for the three months ended December 31, 2009 from $12.1 million for the three months ended December 31, 2008, primarily due to higher costs incurred during the three months ended December 31, 2008 as a result of relocating to new leased premises in London. This decrease was offset by increased costs due to the leasing of additional office space in Chicago. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.9% for the three months ended December 31, 2009 compared to 2.9% for the three months ended December 31, 2008.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization decreased $1.0 million, or 2.4%, to $41.3 million for the nine months ended December 31, 2009 from $42.3 million for the nine months ended December 31, 2008, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships and trade names of $5.2 million recognized in fiscal 2009. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.3% for the nine months ended December 31, 2009 from 3.6% for the nine months ended December 31, 2008.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Quarterly Results

Depreciation and amortization decreased $0.6 million, or 4.3%, to $13.5 million for the three months ended December 31, 2009 from $14.1 million for the three months ended December 31, 2008. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.4% for the three months ended December 31, 2009 from 3.3% for the three months ended December 31, 2008.

Professional Fees

Year to Date Results

Professional fees decreased $12.9 million, or 18.7%, to $56.1 million for the nine months ended December 31, 2009 from $69.0 million for the nine months ended December 31, 2008 due to $7.0 million of legal and consulting fees that are included in the nine months ended December 31, 2008 which were incurred in relation to a one-time broker-related loss in fiscal 2008. In addition, we reduced professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions which are now reflected in increased headcount. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 7.2% for the nine months ended December 31, 2009 compared to 5.9% for the nine months ended December 31, 2008.

Quarterly Results

Professional fees slightly decreased $0.3 million, or 1.6%, to $18.7 million for the three months ended December 31, 2009 from $19.0 million for the three months ended December 31, 2008. We reduced professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions which are now reflected in increased headcount. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 7.5% for the three months ended December 31, 2009 compared to 4.5% for the three months ended December 31, 2008.

General and Other

Year to Date Results

General and other expenses increased $4.4 million, or 5.7%, to $81.4 million for the nine months ended December 31, 2009 from $77.0 million for the nine months ended December 31, 2008. This increase was due primarily to a $26.5 million change in foreign currency translation expenses, as reflected in a move from gains of $10.1 million during the nine months ended December 31, 2008 to losses of $16.4 million during the nine months ended December 31, 2009. The foreign currency translation loss during the nine months ended December 31, 2009 included (i) a $4.1 million currency translation loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $16.4 million currency translation loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rate. There were also higher legal settlement expenses of $4.8 million for various cases. This increase in foreign currency and legal settlement expenses was partially offset by lower travel and entertainment costs of $3.0 million, decreased non-trading related expenses of $3.2 million, lower insurance premiums of $0.6 million, lower advertising costs of $0.5 million as well as lower bad debt expense, which decreased from $16.5 million of expense for the nine months ended December 31, 2008 to a credit of $1.1 million for the nine months ended December 31, 2009. This decrease in bad debt expense was primarily due to the bankruptcy of Lehman Brothers and the resulting bad debt provision established during the nine months ended December 31, 2008 and subsequent reversal of part of such bad debt provision during the nine months ended December 31, 2009. The

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

total bad debts provision released represented 0.1% of revenues, net of interest and transaction based expenses for the nine months ended December 31, 2009 compared to an expense of 1.4% for the nine months ended December 31, 2008. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 10.5% for the nine months ended December 31, 2009 from 6.6% for the nine months ended December 31, 2008.

Quarterly Results

General and other expenses decreased $8.0 million, or 26.9%, to $21.7 million for the three months ended December 31, 2009 from $29.7 million for the three months ended December 31, 2008. This was due primarily to lower bad debt expense of $8.7 million, which decreased from $8.2 million of expense for the three months ended December 31, 2008 to a credit of $0.5 million for the three months ended December 31, 2009 related to several different customers. The bad debts provision released represented 0.2% of revenues, net of interest and transaction based expenses for the three months ended December 31, 2009 compared to an expense of 1.9% for the three months ended December 31, 2008. In addition, there were lower travel and entertainment costs of $0.6 million. These decreases in expenses were offset by a $0.8 million increase in insurance premiums and a $0.4 million increase in other legal settlement expenses for various cases. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.6% for the nine months ended December 31, 2009 from 7.0% for the nine months ended December 31, 2008.

IPO-related Costs

Year to Date Results

We incurred costs of $0.9 million and $17.1 million, or approximately 0.1% and 1.5% of our revenues, net of interest and transaction-based expenses, for the nine months ended December 31, 2009 and 2008, respectively, in connection with the IPO, which we refer to as IPO-related costs. These costs consist primarily of legal, accounting and consulting fees. The current year costs are primarily related to continuing compliance with the Sarbanes-Oxley Act. We expect these costs will continue to decline in future periods.

Quarterly Results

We did not incur any costs during the three months ended December 31, 2009 compared to $6.4 million, or approximately 1.5% of our revenues, net of interest and transaction-based expenses for the three months ended December 31, 2008, in connection with the IPO, which we refer to as IPO-related costs. These costs consist primarily of legal, accounting and consulting fees.

Impairment of Goodwill

Year to Date and Quarterly Results

We recorded impairment charges of $1.2 million and $2.3 million in the three and nine months ended December 31, 2009, respectively based on our impairment testing of goodwill during those periods. Our assessment of our goodwill identified triggering events that required an impairment analysis to be performed. As a result of our analysis, we determined all of our goodwill was impaired. There was no such impairment charge recorded in the three and nine months ended December 31, 2008.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Gains on Exchange Seats and Shares

Year to Date and Quarterly Results

Gains on exchange seats and shares were $1.7 million and $12.9 million for the three and nine months ended December 31, 2009, respectively, as compared to losses of $0.9 million and gains of $14.2 million for the three and nine months ended December 31, 2008, respectively. The amount of unrealized gains recorded is based on the fair market value movements of the remaining excess seats and shares we own. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material gains on exchange seats and shares in future periods.

Loss on Extinguishment of Debt

Year to Date Results

Loss on extinguishment of debt was a result of the early repayment of the Two-Year Term Facility in April 2009. In repaying the Two-Year Term Facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million in the first quarter of fiscal 2010. The loss has been disclosed separately within our unaudited consolidated statements of operations for the nine months ended December 31, 2009.

Interest on Borrowings

Year to Date Results

Interest on borrowings decreased $24.5 million, or 44.6%, to $30.4 million for the nine months ended December 31, 2009 from $54.9 million for the nine months ended December 31, 2008. This decrease was primarily due to lower levels of outstanding debt and a decrease in interest rates, particularly the LIBOR rate. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.9% for the nine months ended December 31, 2009 from 4.7% for the nine months ended December 31, 2008.

Quarterly Results

Interest on borrowings decreased $8.8 million, or 47.1%, to $9.9 million for the three months ended December 31, 2009 from $18.7 million for the three months ended December 31, 2008. This decrease was primarily due to lower levels of outstanding debt and a decrease in interest rates, particularly the LIBOR rate. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.9% for the three months ended December 31, 2009 from 4.4% for the three months ended December 31, 2008.

Provision for Income Taxes

Year to Date Results

Income taxes decreased $53.5 million from a tax provision of $36.3 million for the nine months ended December 31, 2008 to tax benefits of $17.2 million for the nine months ended December 31, 2009. Our effective income tax rate was 26.4% for the nine months ended December 31, 2009, down from 31.2% for the nine months ended December 31, 2008. The change in the effective tax rate primarily relates to a decrease in the annual effective tax rate for the full year, an increase in our operating results being earned in higher-tax jurisdictions, the tax effect of non-deductible items and a lower vesting date fair value on equity compensation awards granted at the IPO. Our effective tax rate on ordinary operations (excluding discrete items) was approximately 38.0% for the nine months ended December 31, 2009 compared to 31.8% for the nine months ended December 31, 2008.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Quarterly Results

Income taxes decreased $16.1 million from $18.3 million for the three months ended December 31, 2008 to $2.2 million for the three months ended December 31, 2009. Our effective income tax rate was (18.4%) for the three months ended December 31, 2009, as compared to 25.8% for the three months ended December 31, 2008. The change in the effective tax rate primarily relates to a decrease in the estimated annual effective tax rate for the full fiscal year. Additionally, the effective tax rate was impacted by the declining percentage of operating results being generated in lower-tax jurisdictions, as well as a lower vesting date fair value on equity compensation awards granted at the IPO and the effects of non-deductible items. Our effective tax rate on ordinary operations (excluding discrete items) was approximately 38.0% for the three months ended December 31, 2009 compared to 31.8% for the three months ended December 31, 2008.

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

The table below calculates total principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009
Principal transactions	$63.2	$69.2	$109.9	$45.3	$45.7	$40.2	$89.6
Net interest generated from principal transactions and related financing transactions	36.5	24.9	51.4	37.4	42.8	35.9	(28.4)

Total principal transactions revenue	$99.7	$94.1	$161.3	$82.7	$88.5	$76.1	$61.2

The table below provides an analysis of the components of net interest income:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009
Net interest generated from client payables and excess cash	$70.5	$75.6	$46.5	$34.3	$33.3	$29.9	$42.9
Net interest generated from principal transactions and related financing transactions	36.5	24.9	51.4	37.4	42.8	35.9	(28.4)

Total net interest income	$107.0	$100.5	$97.9	$71.7	$76.1	$65.8	$14.5

The table below calculates net revenues from client funds and excess cash:

	For the three months ended
	June 30, 2008	Sept 30, 2008	Dec 31, 2008	Mar 31, 2009	June 30, 2009	Sept 30, 2009	Dec 31, 2009
Net interest generated from client payables and excess cash	$70.5	$75.6	$46.5	$34.3	$33.3	$29.9	$42.9
Principal transactions revenues from investment of client payables	(0.9)	2.1	31.1	(7.8)	0.2	2.7	1.3

Total net revenues from client payables and excess cash	$69.6	$77.7	$77.6	$26.5	$33.5	$32.6	$44.2

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of December 31, 2009 included: (i) our committed $1,500.0 million five-year unsecured revolving liquidity facility with various banks, which terminates in June 2012, under which we currently have $442.5 million outstanding and $1,057.5 million that is undrawn at December 31, 2009; (ii) available excess cash in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. In October 2008, Lehman Commercial Paper Inc., one of the participating banks under our liquidity facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $60.0 million. In addition, we have customer collateral, which is not included on our balance sheet and non-segregated customer payables, that can be re-hypothecated by us, and which we consider an additional layer of liquidity. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day clearing operations. Further, on September 25, 2009, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration process. Under this shelf process, we may sell securities, including common or preferred stock, debt securities, and warrants to purchase common or preferred stock or debt securities, in one or more offerings. Any sale of such securities would be dependent upon market conditions around the time of sale and there can be no assurance that we will sell any such securities. As noted in the registration statement, unless otherwise specified in an applicable prospectus supplement or other offering material, we intend to use the net proceeds from any sales of securities for general corporate purposes.

On April 16, 2009, we repaid the remaining outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity of July 2010 thus terminating all remaining obligations under the Two-Year Term Facility. On December 16, 2009, we repaid $200.0 million of the outstanding balance on our liquidity facility with excess and available cash. See Note 8 to our unaudited consolidated financial statements for further information.

Working Capital Needs

Our cash flows are complex, interrelated and highly dependent upon our operating performance, levels of client activity and financing activities. We view our total working capital exclusive of non-earning assets and inclusive of our long-term borrowings. Our working capital decreased from March 31, 2009 to December 31, 2009 primarily due to the early repayment of the Two-Year Term Facility and partial repayment of outstanding balances under the liquidity facility.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

As of December 31 and March 31, 2009, total working capital was calculated as follows:

	December 31, 2009	March 31, 2009
	(Dollars in millions)
TOTAL ASSETS	$55,983.0	$38,835.6

Less Non-earning assets:

Receivables—Other	32.9	36.9
Memberships in exchanges, at cost	6.5	6.4
Furniture, equipment and leasehold improvements, net	70.7	62.7
Intangible assets, net	131.8	151.7
Other assets	208.5	191.4

Subtotal non-earning assets	450.4	449.0

Less Total liabilities:	54,534.5	37,387.9

Add Borrowings	650.6	1,086.8

TOTAL WORKING CAPITAL	$1,648.7	$2,085.5

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our clients. As discussed in Note 12 to our unaudited consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. For the purposes of prudential supervision, we as a consolidated group are not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive. We were in compliance with all of capital requirements applicable to us at December 31, 2009 and March 31, 2009.

We have satisfied our primary requirements for working capital in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements. In OTC or non-exchange traded transactions, the amount of collateral we post is based upon our credit rating. Pursuant to our trading agreements with certain liquidity providers, if our credit rating falls, the amount of collateral we are required to post may increase. Some of the factors that could lead to a downgrade in our credit rating have been described in reports issued by certain of the rating agencies, and these factors include, but are not limited to, our profitability each quarter as compared against rating agency expectations, our ability to maintain a conservative liquidity profile, our ability to maintain the value of our franchise, deterioration in our trading volumes or operating cash flows, and a decline in maintenance margin funds or excess capital levels at our regulated subsidiaries.

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

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

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

Credit Facilities and Sources of Liquidity

As described above, we have a $1,500.0 million five-year unsecured committed liquidity facility. As of December 31, 2009, we had $442.5 million in outstanding borrowings. We intend to keep $300.0 million of the amount outstanding at December 31, 2009 under the liquidity facility as long term debt and as part of our capital structure, unless we replace some or all of these borrowings with other long-term debt. The remaining $1,057.5 million is available to us as a committed facility. In addition to this $300.0 million, we have a further $142.5 million outstanding under the liquidity facility.

The liquidity facility expires on June 15, 2012. Borrowings under this liquidity facility bear interest at a rate per annum equal to either, at our option, (1) a designated fluctuating base rate or (2) a designated fluctuating alternative base rate equal to seven-day or one-, two-, three-or six-month LIBOR plus a margin of 0.40% per annum, at our current senior unsecured non-credit enhanced credit rating from Standard & Poor’s and Moody’s. We pay a facility fee of 10 basis points per annum. Effective June 13, 2008, in connection with the obtaining the consent of the syndicate of lenders in our liquidity facility to allow us to enter into the Two-Year Term Facility and a drawdown on the liquidity facility, which we used to repay borrowings under our bridge loan, we increased the interest rate margin by 1.10% per annum only on the first $500.0 million outstanding under the liquidity facility. On January 16, 2009, the agreed interest rate increased to 1.50% per annum on the outstanding balance under the liquidity facility due to a change in our credit ratings. In the event our credit ratings are further downgraded beyond a certain level, the rate on the first $500.0 million outstanding under the liquidity facility will increase to 1.85% and the rate on other outstanding amounts will increase to 0.525%. On December 16, 2009, we paid $200.0 million of the outstanding balance of our liquidity facility with excess and available cash. The liquidity facility contains financial and other covenants. In general terms, and subject to certain exceptions, we have agreed to maintain a consolidated tangible net worth of not less than $620.0 million (plus 50% of the proceeds of certain equity offerings and 25% of our consolidated positive net income for each completed fiscal year), and we have agreed not to incur indebtedness through our subsidiaries, incur liens on our assets, merge or consolidate with (or dispose of substantially all of our assets to) any person, engage in material new businesses,

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

engage in transactions with affiliates except on arm’s-length terms or fail to satisfy any regulatory net capital or financial resources requirement or comply with applicable laws or regulations. If we fail to pay any amount when due under the facility or to comply with its other requirements, if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) or other material debt is accelerated in whole or in part by the lenders, or upon certain events of liquidation or bankruptcy, an event of default will occur under the liquidity facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the liquidity facility will become due and we will not be permitted to make any further borrowings under the liquidity facility. At December 31, 2009, we were not in default of our covenants under the liquidity facility. As previously disclosed, in connection with our Domestication, we obtained an amendment to our liquidity facility to allow us to change our jurisdiction of incorporation by means of a discontinuance from Bermuda and a domestication to Delaware.

We also have other credit agreements with financial institutions in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges on which we conduct business. As of December 31, 2009, we had $9.0 million of issued letters of credit outstanding.

As of December 31, 2009, due primarily to the repayment of a portion of our liquidity facility, the full prepayment of our Two-Year Term Facility and, in part, due to an increase in our non-earning assets, our long-term capital decreased to $1,578.9 million from $2,019.6 million, as of March 31, 2009. Management views long-term capital as all sources of debt and equity from our consolidated balance sheet which includes excess capital. The decrease is primarily attributable to the repayment of a portion of our liquidity facility and the repayment of the Two-Year Term Facility during our third fiscal quarter and first fiscal quarter, respectively. Our available liquidity and long-term capital decreased by $240.0 million from $3,672.6 million for the fiscal year ended March 31, 2009 to $3,432.6 million for the nine months ended December 31, 2009. An analysis of our liquidity position is as follows:

Client Assets	December 31, 2009	March 31, 2009
	(Dollars in millions)
Non-Segregated Payables to customers	$953.8	$921.5
Non-Segregated Collateral	385.3	515.0

	1,339.1	1,436.5
Undrawn Liquidity Sources
Liquidity Facility—Undrawn Portion (1)	1,057.5	857.5

	1,057.5	857.5
Long-Term Capital
Equity	1,224.3	1,223.6
Preferred Stock (Notional Value)	300.0	300.0
Liquidity Facility	300.0	500.0
Two-Year Term Facility	—	240.0
Convertible Notes (Par Value)	205.0	205.0
Less: Non-Earning Assets (2)	(450.4)	(449.0)

	1,578.9	2,019.6
Less: Required Capital	(542.9)	(641.0)

Excess Capital	1,036.0	1,378.6
Total Available Liquidity and Long-Term Capital (3)	3,432.6	3,672.6

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

(1)	In October 2008, Lehman Commercial Paper Inc., one of the participating banks with a total commitment amounting to $75.0 million under our $1,500.0 million five-year unsecured revolving liquidity facility filed for bankruptcy and, accordingly, we believe Lehman Commercial Paper Inc. will not fund the balance of its loan commitment, which is $60.0 million.
(2)	Non-earning assets consists of other receivables, memberships in exchanges, furniture, equipment and leasehold improvements, goodwill, intangible assets and other assets.
(3)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

We prepare our consolidated statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net increases/ (decreases) in cash and cash equivalents:

	Nine months ended December 31,
	2009	2008
	(Dollars in millions)
Cash flows from:
Operating activities	$596.0	$207.1
Investing activities	(25.8)	(7.9)
Financing activities	(461.1)	(443.8)
Effect of exchange rate changes	6.1	(16.8)

Net increase in cash and cash equivalents	$115.2	$(261.4)

Operating Activities

Net cash provided by operating activities was $596.0 million in the nine months ended December 31, 2009, compared to $207.1 million in the nine months ended December 31, 2008. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the nine months ended December 31, 2009, we recorded a loss on extinguishment of debt of $9.7 million related to the early repayment of the Two-Year Term Facility. We also recorded impairment charges of $2.3 million related to goodwill. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased, (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements and therefore, the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the nine months ended December 31, 2009, and 2008, these arrangements resulted in net cash provided of $6,046.0 million and net cash used of $3,365.9 million, respectively. These net positions were offset by changes in securities owned and securities sold, not yet

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

purchased in the nine months ended December 31, 2009, and 2008, resulting in net cash used of $6,300.4 million and net cash provided of $4,325.4 million, respectively. Overall, in the nine months ended December 31, 2009, the movements in these collateralized financing arrangements drove the increase in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the nine months ended December 31, 2009 resulted in net cash provided of $114.1 million compared to $3,038.8 million for the nine months ended December 31, 2008.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2009 to December 31, 2009, and we analyze the changes to our client activities and how we have financed this as follows:

	12/31/2009	3/31/2009	Change
	(Dollars in billions)
Drivers of Liquidity—Client Activity

Receivables—Customers, net of allowances	$0.4	$0.4	$—
Payables—Customers	(12.2)	(11.9)	0.3
Receivables—Brokers, dealers, and clearing organizations	5.4	2.4	(3.0)
Payables—Brokers, dealers, and clearing organizations	(4.4)	(1.1)	3.3

Net sources/(uses)				0.6

Yield Enhancement Activities

Cash and cash equivalents	0.8	0.7	(0.1)
Restricted cash and segregated securities	9.6	9.7	0.1
Securities purchased under agreements to resell	19.0	12.9	(6.1)
Securities sold under agreements to repurchase	(31.3)	(14.4)	16.9

Net			10.8

Securities borrowed	8.2	8.6	0.4
Securities loaned	(0.7)	(6.1)	(5.4)

Net			(5.0)

Securities owned, at fair value	12.1	3.6	(8.5)
Securities sold, not yet purchased, at fair value	(5.0)	(2.9)	2.1

Net			(6.4)

Net funding sources/(uses)				(0.6)

Net cash inflow/(outflow)				$(0.0)

Investing Activities

Net cash used in investing activities was $25.8 million during the nine months ended December 31, 2009, compared to $7.9 million for the nine months ended December 31, 2008. In general, our investing activities primarily relate to acquisitions and proceeds received from the sales of exchange seats and shares, offset by the purchases of exchange memberships and furniture, equipment and leasehold improvements. In the nine months ended December 31, 2009, we used cash of $24.1 million to purchase furniture, equipment and leasehold improvements and $2.3 million as contingent consideration for historical acquisitions. In the nine months ended December 31, 2008, we received cash of $21.0 million from the sale of exchange seats and shares, which was more than offset by $5.8 million used as additional contingent consideration for the acquisition historical acquisitions, as well as $21.8 million to purchase furniture, equipment and leasehold improvements.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Financing Activities

Net cash used in financing activities was $461.1 million during the nine months ended December 31, 2009, as compared to $443.8 million for the nine months ended December 31, 2008. For the nine months ended December 31, 2009, these financing activities mainly related to (i) the repayment of a portion of the liquidity facility of $200.0 million, (ii) the early repayment of the outstanding balance under the Two-Year Term Facility of $240.0 million and (iii) the payment of preferred dividends of $23.0 million. This was slightly offset by an increase of $2.7 million in other short-term borrowings. For the nine months ended December 31, 2008, our financing activities primarily related to changes in our capital structure. These activities included drawing down $350.0 million from the liquidity facility for purposes of paying down a portion of the $1,400.0 million bridge facility taken out in connection with the IPO. In addition, during that period, we issued $210.0 million in aggregate principal amount of 9.00% Convertible Senior Notes due 2038 (“Convertible Notes”) and $150.0 million in aggregate liquidation preference of 9.75% Non-Cumulative Convertible Preference Shares, Series B, which, in each case, generated proceeds of $128.9 million, net of issuance of costs and which was partially offset by a repayment of other short-term borrowings of $35.8 million and the payment of preferred dividends of $10.9 million.

Dividend Policy

We currently do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to retain all our future earnings, if any, to fund the development and growth of our business. Any future determination whether or not to pay dividends on our common stock will be made, subject to applicable law, by our board of directors and will depend upon our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business and investment strategy and other factors that our board of directors deems relevant.

Replacement Capital Covenant

On July 18, 2008, in connection with the issuance of the Cumulative Convertible Preferred Stock, Series A (the “Series A Preferred Stock”), we entered into a replacement capital covenant, whereby we agreed for the benefit of certain of our debtholders identified therein, including initially the holders of our Convertible Notes, that we would not redeem or repurchase the Series A Preferred Stock on or before July 18, 2018 except out of the proceeds from the issuance of certain qualified equity and/or equity-related securities and pursuant to the other terms and conditions set forth in the replacement capital covenant. As of the date of this report, our only debt that receives the benefit of our obligations under the replacement capital covenant is our Convertible Notes. This description of the replacement capital covenant is a summary and does not purport to be a complete description of all the terms and it is qualified in its entirety by reference to the replacement capital covenant, which was filed on July 18, 2008 with our Current Report on Form 8-K as Exhibit 1.1.

Contractual Obligations

The following table provides a summary our contractual obligations as of December 31, 2009:

	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations (1)	$210,377	$32,391	$47,261	$34,516	$96,209
Liquidity Facility (2)	304,680	—	304,680	—	—
Convertible Notes (3)	726,000	—	55,000	37,000	634,000
FIN 48 liabilities	16,802	1,926	14,226	—	650

	$1,257,859	$34,317	$421,167	$71,516	$730,859

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

(1)	We have operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment, and computer hardware. Under certain circumstances, payments may be escalated.
(2)	We have a revolving credit facility in an aggregate principal amount of up to $1,500.0 million. Included in the revolving credit facility is our interest obligation calculated using seven-day LIBOR of 0.21375% at December 31, 2009 plus a margin of 0.40% per annum. On December 16, 2009, we repaid $200.0 million of the outstanding balance with excess and available cash. See Note 8 to our unaudited consolidated financial statements for further details.
(3)	We have 9.00% Convertible Notes in an aggregate principal amount of $205.0 million, due 2038. Included in the Convertible Notes is our interest obligation calculated using 9.00% per annum. See Note 8 to our unaudited consolidated financial statements for further details.

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”). On April 16, 2009, we paid the remaining outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 16, 2010 thus terminating all remaining obligations under the Two-Year Term Facility. See Note 8 to our unaudited consolidated financial statements for further details.

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

Other Recent Developments

In June 2009 we advanced our strategy of diversifying our product offerings by launching our Alternative Investment Strategies (AIS) group. The AIS group will provide qualified retail and institutional investors with access to the managed futures sector through a direct asset placement program of managed accounts. In addition to the direct asset placement program, the AIS group intends to enter the fund management business by launching a managed futures fund, which we expect will diversify our revenue sources with revenue that is less dependent on market conditions.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

Fair Value of Financial Instruments

Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. These instruments include cash and derivative products that primarily represent our investment, trading and customer facilitation activities.

We follow the fair value accounting standard which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. Consistent with market convention, we mark our financial instruments based on product class which is generally bid or mid price. Fair value measurements are not adjusted for transaction costs.

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

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

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

In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of the assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. Refer to Note 17 to the consolidated financial statements, Fair Value Measurements and Derivative Activity, for the analysis prepared as of December 31, 2009.

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). The guidance in ASU No. 2010-06 provides amendments to Subtopic 820-10 that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, with regards to Level 3 assets, ASU No. 2010-6 now requires that a reporting entity should present separately information about purchases, sales, issuances and settlements on a

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). ASU No. 2010-6 also clarified the following matters with respect to Subtopic 820-10: A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities; class is often a subset of assets or liabilities within a line item in the balance sheet; a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements; and those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. We will adopt the new disclosures and clarifications of existing disclosures in the fourth quarter of fiscal 2010. We will adopt the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements in the first quarter of fiscal 2012.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU No. 2009-12”). The guidance in ASU No. 2009-12 amends certain sections in ASC 820 which discusses accounting for fair value measurements and disclosures. The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value is calculated in a manner consistent with U.S. GAAP for investment companies as of the reporting entity’s measurement date. The amendments also require disclosures by major category of investment to be determined on the basis of the nature and risks of the investment. We adopted ASU No. 2009-12 in the third quarter of fiscal 2010 with no material impact to our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-5, Measuring Liabilities at Fair Value (“ASU No. 2009-5”). ASU No. 2009-5 provides amendments to ASC 820, for the fair value measurement of liabilities. It requires a reporting entity to measure the fair value of a liability using certain valuation techniques when a quoted price in an active market for the identical liability is not available. A reporting entity is not required to include a separate input or adjustment relating to the existence of a restriction that prevents the transfer of a liability when fair valuing that liability. The amendments in ASU No. 2009-5 also clarify the hierarchy of the fair value measurements to be used for a quoted price in an active market for the identical liability at the measurement date as well as for the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required. We adopted ASU No. 2009-5 in the third quarter of fiscal 2010 and there was no material impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which was superseded by ASC 105. In September 2009, the FASB also issued ASU No. 2009-01, Topic 105—Generally Accepted Accounting Principles—amendments based on—Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU No. 2009-01”). ASC 105 and ASU No. 2009-01 established the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing, non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in ASC 105 and ASU No. 2009-01 became non-authoritative. ASC 105 and ASU No. 2009-01 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 and ASU No. 2009-01 in the second quarter of fiscal 2010 and made reference to accounting and reporting standards on our consolidated financial statements in accordance with ASC 105 and ASU No. 2009-01 upon adoption.

MF GLOBAL HOLDINGS LTD.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS—(Continued)

(Unaudited)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a variable-interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU Amendments to Statement 167 for Certain Investment Funds to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU will also amend guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. The ASU will be effective for us in the first quarter of fiscal 2011. We do not expect a material impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 which was codified and superseded by ASU No. 2009-16 (“ASU No. 2009-16”) in December 2009. ASU No. 2009-16 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. ASU No. 2009-16 also introduces the concept of a “participating interest,” which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, it clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. ASU No. 2009-16 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. We will adopt ASU No. 2009-16 in the first quarter of fiscal year 2011 and are currently evaluating the impact it will have on our consolidated financial statements upon adoption.

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

The table below shows the approximate increase in our other expenses for the three months ended December 31, 2009 due to instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures against the U.S. dollar:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pound	10%	$4.5
Australian dollar	10%	$0.7
Singapore dollar	10%	$0.6
Euro	10%	$0.4

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

As of December 31, 2009, our end-of-day historical simulation value-at-risk for our financial instrument positions, estimated at a 95% confidence level over a one-day time horizon, was $4.2 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations, our held-to-maturity portfolio and investments of segregated client funds.

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

Value-at-risk measures have inherent limitations including:

•	historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors;

•	value-at-risk measurements are based on current positions, while future risk depends on future positions;

•	value-at-risk measurements are based on a one day measurement period and do not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	value-at-risk is not intended to capture worst case scenario losses and we could incur losses greater than the value-at-risk amounts reported.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

	December 31, 2009
Risk Categories (1)	Average	Minimum	Maximum
	(Dollars in thousands)
Energy	$75	$6	$118
Equities	137	126	146
Foreign Exchange	226	128	316
Interest Rate	4,193	3,386	4,847
Metals	337	184	625
Agricultural products	388	358	425
Diversification effect (2)	(1,082)	(669)	(1,412)

Total	$4,274	$3,519	$5,065

(1)	Engaging in matched-principal transactions and other transactions exposes us to market risk. We take positions for our own account primarily to facilitate the execution of existing client orders or in anticipation that future client orders will become available to fill the other side of the transaction. In the future, we may increase our principal trading activities and, as a result, our exposure to market risk, as reflected in our trading value-at-risk, could increase.
(2)	The difference between total value-at-risk and the sum of the value-at-risk for the six risk categories. This arises because the market risk categories are not perfectly correlated.

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

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. Regulatory authorities may increase or decrease these requirements from time to time. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur from time to time in the future. For example, we are currently awaiting confirmation from the FSA on the level of future European capital requirements, which are being changed as a consequence of the rule changes arising from the implementation of the European Union’s Capital Requirements Directive on January 1, 2008. For the purposes of prudential supervision, we as a consolidated group are not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive.

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

Our policy requires that we have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks ($1,057.5 million of which is undrawn at December 31, 2009). In October 2008, Lehman Commercial Paper Inc., one of the participating banks of the aforementioned credit facility, with a total commitment amounting to $75.0 million, filed for bankruptcy and, accordingly, we believe Lehman Commercial Paper Inc. will not fund the balance of its remaining loan commitment, which is $60.0 million. We also have other uncommitted credit agreements with financial institutions in the form of trading relationships to support the business in respect of settlement and intra-day requirements and provide evidence of liquidity to the exchange on which we conduct business. We anticipate accessing these facilities and credit lines from time to time.

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequences arising from inadequate or failed internal processes, people and systems or from external events. Consistent with our competitors, our operations are exposed to a broad number of these types of risks which could have a significant impact on our business. To mitigate loss, we have established an independent operational risk department designed to ensure application of a globally consistent operational risk management framework. We are also implementing firm-wide policies, standards and processes for risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable operational risk environment.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Set forth below are the potentially material litigations and regulatory proceedings to which we are a party or in which we are involved.

Unauthorized Trading Incident of February 26/27, 2008

One of our brokers, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of our front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, we, as a clearing member of the exchange, were required to pay the $141.0 million shortfall (the “Dooley Trading Incident”). The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by us the next day. As a result of the Dooley Trading Incident:

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

•

Commodity Futures Trading Commission Proceeding. Immediately after the Dooley Trading Incident, the CFTC, in coordination with the Chicago Mercantile Exchange (“CME”), began an investigation relating to the circumstances of the Dooley Trading Incident. During the course of that investigation, we established an accrual of $10.0 million to cover possible civil monetary penalties in any potential CFTC action relating to the Dooley Trading Incident and the two other matters referred to below under the captions “CFTC Potential Action” and “CFTC Natural Gas Price Information Investigation” (collectively, the “CFTC Proceedings”). The three separate matters comprising the CFTC Proceedings (together with a fourth non-material matter) were settled in a single comprehensive Order (the “CFTC Settlement”). Under the CFTC Settlement, we, without admitting or denying any of the allegations made by the CFTC against us, accepted charges of lack of supervision in each of the matters, agreed to pay an aggregate civil monetary penalty of $10.0 million and agreed to a cease and desist order. In addition, we agreed to specific undertakings related to our supervisory procedures and practices, as well as to engage an independent outside firm (Promontory Financial Group) to review and assess the implementation of the undertakings and certain recommendations previously made by Promontory Financial Group to, and accepted by, us.

•	CME Proceedings. At the same time as the CFTC Settlement, without admitting or denying the allegations made by the CME relating to the Dooley Trading Incident, we settled a CME

Administrative Proceeding by paying a fine of $0.5 million and agreeing to certain undertakings essentially coextensive with the CFTC undertakings referred to in the CFTC Settlement. We had previously established an accrual of $0.5 million to cover any potential fines in the CME proceeding.

•

Retention of Consultants. Our Nominating and Corporate Governance Committee, composed of certain independent Board members, hired two consultants to help advise them and, through them, us, on matters relating to the Dooley Trading Incident. FTI Consultants advised on technology-related matters and Promontory Financial Group advised on policies and procedures in the risk aspects of our business.

•

Insurance Claim. We filed a claim under our Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, our Bond insurers have denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They have also initiated an action against us in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. We believe the insurers’ position to be in error and have filed a counterclaim in order to seek to enforce our right to payment in court.

CFTC Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc, and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. This matter was settled under the terms of the CFTC Settlement referred to above under “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Proceeding”.

CFTC Natural Gas Price Information Investigation

We have been cooperating in an investigation conducted by the U.S. Attorney’s Office in the Southern District of New York, which has brought an indictment in a related matter, and by a New York County Grand Jury. The CFTC and the SEC have also been involved in the investigation and each has brought cases in related matters. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. One of our brokers did business with the BMO trader and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which our broker disseminated to our customers, including BMO, as price indications that reflected a consensus. We have been told that neither we nor our broker are targets of the Grand Jury investigation. This matter was settled under the terms of the CFTC Settlement referred to above under “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Proceeding”.

Bank of Montreal (“BMO”) On August 28, 2009, BMO instituted suit against us and our former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department (“MRD”) as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through our broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that we and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by our actions in sending price indications to the MRD of BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the CFTC natural gas price information investigation described above in “CFTC Natural Gas Price Information Investigation.” The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $649.4 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to us (and Optionable, Inc.), would not have continued

Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. We made a motion to dismiss the complaint which is pending before the court. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and us, among others, in the United States District Court for the Eastern District of New York, alleging that we, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. We have made a motion to dismiss which has been granted with prejudice. The litigation is in its earliest stages. We believe we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

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

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (a former MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim was also denied by the court and we have appealed that decision as well.

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

For a discussion of our potential risks and uncertainties, see the information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, and the information in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009, both filed with the SEC, and which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K, as supplemented by the risk factor set forth in the Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of MF Global Holdings Ltd. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K12G3, filed on January 5, 2010 (File. No. 000-53867)).

3.2	By-Laws of MF Global Holdings Ltd. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K12G3, filed on January 5, 2010 (File. No. 000-53867)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K12G3, filed on January 5, 2010 (File. No. 000-53867)).

4.2	Form of Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 of MF Global Ltd’s Registration Statement on Form F-1, filed on July 6, 2007, relating to MF Global Ltd’s initial public offering of its common shares, as amended (File No. 333-143395)).

4.3	Amendment No. 1 to the Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent, dated as of May 20, 2008 (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed on June 13, 2008 (File No. 001-33590)).

4.4	Amendment No. 2 to the Rights Agreement between MF Global Ltd. and Computershare Trust Company, N.A., as Rights Agent, dated as of January 4, 2010 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K12G3, filed on January 5, 2010 (File. No. 000-53867)).

4.5	Amendment No. 1 to the MF Global Ltd. Amended and Restated 2007 Long Term Incentive Plan, effective as of January 4, 2010 (incorporated by reference to Exhibit 4.5 of the Company’s Post-effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-144697) filed on January 25, 2010).

4.6	Amendment No. 1 to the MF Global Ltd. Employee Stock Purchase Plan, effective as of January 4, 2010 (incorporated by reference to Exhibit 4.5 of the Company’s Post-effective Amendment No. 1 to Registration Statement on Form S-8, filed on January 25, 2010 (File No. 333-144697)).

10.1	Amended and restated employment agreement between MF Global Ltd. and James Rowsell, dated September 22, 2009.

10.2	Transfer Agreement, dated as of February 3, 2010, between MF Global Holdings Ltd., JCF MFG Holdco LLC and J.C. Flowers II L.P.

31.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bernard W. Dan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD

By:	/S/ BERNARD W. DAN
Name:	Bernard W. Dan
Title:	Chief Executive Officer

By:	/S/ J. RANDY MACDONALD
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: February 5, 2010