Form 10-Q
period 2010-06-30
MF Global Holdings Ltd.
filed 2010-08-06
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2010

or

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

The number of common stock outstanding of the registrant as of June 30, 2010, was 147,982,941.

MF GLOBAL HOLDINGS LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	Three months ended June 30,
	2010	2009
Revenues
Commissions	$376,646	$338,813
Principal transactions	66,342	49,655
Interest income	114,232	101,186
Other	11,872	13,638

Total revenues	569,092	503,292

Interest and transaction-based expenses:
Interest expense	45,431	29,067
Execution and clearing fees	175,196	142,135
Sales commissions	59,030	60,572

Total interest and transaction-based expenses	279,657	231,774

Revenues, net of interest and transaction-based expenses	289,435	271,518

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	155,374	171,613
Employee compensation related to non-recurring IPO awards	8,595	8,845
Communications and technology	31,427	27,158
Occupancy and equipment costs	11,103	9,701
Depreciation and amortization	10,534	13,618
Professional fees	18,057	20,890
General and other	19,468	38,499
IPO-related costs	—	871
Restructuring charges	9,874	—
Impairment of goodwill	848	542

Total other expenses	265,280	291,737
Gains on exchange seats and shares	1,958	638
Loss on extinguishment of debt	—	9,682
Interest on borrowings	9,535	10,525

Income/(loss) before provision for income taxes	16,578	(39,788)
Provision/(benefit) for income taxes	8,141	(14,426)
Equity in income of unconsolidated companies (net of tax)	627	620

Net income/(loss)	9,064	(24,742)
Net income attributable to noncontrolling interest (net of tax)	243	410

Net income/(loss) applicable to MF Global Holdings Ltd.	$8,821	$(25,152)

Dividends declared on preferred stock	7,678	7,678
Cumulative and participating dividends	360	—

Net income/(loss) applicable to common share holders	$783	$(32,830)

Earnings/(loss) per share (see Note 11):
Basic	$0.01	$(0.27)
Diluted	$0.01	$(0.27)
Weighted average number of shares of common stock outstanding:
Basic	130,196,655	122,918,795
Diluted	133,999,818	122,918,795

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	June 30, 2010	March 31, 2010
Assets
Cash and cash equivalents	$617,627	$826,227
Restricted cash and segregated securities	9,475,349	9,693,927
Securities purchased under agreements to resell (including $13,417,361 and $14,825,760 at fair value, respectively)	15,501,765	22,125,430
Securities borrowed (including $102,627 and $1,004,017 at fair value, respectively)	3,814,901	3,918,553
Securities received as collateral	54,807	52,185
Securities owned ($13,297,984 and $8,357,551 pledged, respectively)	15,498,184	10,320,139
Receivables:
Brokers, dealers and clearing organizations	2,085,144	3,317,789
Customers (net of allowances of $30,333 and $31,371 respectively)	342,849	292,110
Other	75,727	44,418
Memberships in exchanges, at cost (fair value of $17,065 and $19,285, respectively)	5,829	6,262
Furniture, equipment and leasehold improvements, net	78,210	72,961
Intangible assets, net	68,282	73,359
Other assets	232,052	222,720

TOTAL ASSETS	$47,850,726	$50,966,080

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	$446,853	$142,867
Securities sold under agreements to repurchase (including $5,574,363 and $9,281,426 at fair value, respectively)	27,046,893	29,079,743
Securities loaned	1,169,905	989,191
Obligation to return securities borrowed	54,807	52,185
Securities sold, not yet purchased, at fair value	4,296,949	4,401,449
Payables:
Brokers, dealers and clearing organizations	1,589,774	2,240,731
Customers	11,310,048	11,997,852
Accrued expenses and other liabilities	179,829	197,074
Long-term borrowings	199,756	499,389

TOTAL LIABILITIES	46,294,814	49,600,481

Commitments and contingencies (Note 13)
Preferred stock, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
1,500,000 Series B Convertible, issued and outstanding, non-cumulative	128,035	128,035

EQUITY
Common stock, $1.00 par value per share; 1,000,000,000 shares authorized, 148,131,340 and 121,698,729 shares issued and outstanding, respectively	148,131	121,699
Treasury stock	(353)	(219)
Receivable from shareholder	(29,779)	(29,779)
Additional paid-in capital	1,526,126	1,367,948
Accumulated other comprehensive loss (net of tax)	(8,482)	(5,752)
Accumulated deficit	(319,645)	(328,466)
Noncontrolling interest	15,712	15,966

TOTAL EQUITY	1,331,710	1,141,397

TOTAL LIABILITIES AND EQUITY	$47,850,726	$50,966,080

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$9,064	$(24,742)
Less: Net income attributable to noncontrolling interest, net of tax	243	410

Net income/(loss) attributable to MF Global Holdings Ltd.	8,821	(25,152)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gains on sale of exchanges seats and shares	(30)	(45)
Depreciation and amortization	10,534	13,618
Stock-based compensation expense	18,122	18,096
Bad debt expense	87	(33)
Deferred income taxes	(7,096)	(18,369)
Equity in income of unconsolidated affiliates	(627)	(620)
Income attributable to noncontrolling interest, net of tax	243	410
Loss on extinguishment of debt	—	9,682
Amortization of debt issuance costs	1,719	1,933
Impairment of goodwill	848	542
Decrease/(increase) in operating assets:
Restricted cash and segregated securities	198,526	514,799
Securities purchased under agreements to resell	6,623,665	(5,418,245)
Securities borrowed	103,517	(1,641,138)
Securities owned	(5,178,271)	(6,311,897)
Receivables:
Brokers, dealers and clearing organizations	1,220,875	(1,564,700)
Customers	(51,537)	51,164
Other	(31,468)	(18,224)
Other assets	3,185	(1,519)
(Decrease)/increase in operating liabilities:
Securities sold under agreements to repurchase	(2,032,850)	14,236,270
Securities loaned	180,714	(1,597,539)
Securities sold, not yet purchased, at fair value	(104,500)	(451,169)
Payables:
Brokers, dealers and clearing organizations	(650,859)	3,168,253
Customers	(653,667)	(458,608)
Accrued expenses and other liabilities	(19,518)	(91,339)

Net cash (used in)/provided by operating activities	(359,567)	416,170

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(848)	(545)
Proceeds from sale of memberships in exchanges	—	45
Purchase of furniture, equipment and leasehold improvements	(10,354)	(5,364)

Net cash used in investing activities	(11,202)	(5,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other short-term borrowings	3,987	17,399
Issuance of common stock	184,000	—
Repayment of two-year term facility	—	(240,000)
Payment of debt issuance costs	(6,818)	—
Payment of common stock issuance costs	(9,200)	—
Payment of dividends on preferred stock	(7,678)	(7,678)

Net cash provided by/(used in) financing activities	164,291	(230,279)

Effect of exchange rates on cash and cash equivalents	(2,122)	2,988

(Decrease)/increase in cash and cash equivalents	(208,600)	183,015
Cash and cash equivalents at beginning of year	826,227	639,183

Cash and cash equivalents at end of period	$617,627	$822,198

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	(2,622)	(17,613)
Obligation to return securities borrowed	2,622	17,613

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Treasury Stock	Receivable from Shareholder	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/ Income	Noncontrolling interest in subsidiaries	Total Equity
Equity at March 31, 2010	$121,699	$(219)	$(29,779)	$1,367,948	$(328,466)	$(5,752)	$15,966	$1,141,397

Stock-based compensation				18,374				18,374
Net income attributable to MF Global Holdings Ltd.					8,821			8,821
Net income attributable to noncontrolling interest							243	243
Foreign currency translation						(2,730)	(497)	(3,227)
Stock issued in connection with employee stock award plans	517	(134)		(1,403)				(1,020)
Public stock issuance	25,915			148,885				174,800
Dividend distributions				(7,678)				(7,678)

Equity at June 30, 2010	$148,131	$(353)	$(29,779)	$1,526,126	$(319,645)	$(8,482)	$15,712	$1,331,710

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,
	2010	2009
Net income/(loss)	$9,064	$(24,742)
Foreign currency translation adjustment	(3,227)	8,457

Comprehensive income/(loss)	$5,837	$(16,285)
Comprehensive (loss)/income attributable to noncontrolling interest	(254)	1,152

Comprehensive income/(loss) attributable to MF Global Holdings Ltd.	$6,091	$(17,437)

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1: Organization and Basis of Presentation

MF Global Holdings Ltd. (together with its subsidiaries, the “Company”) is a leading brokerage firm offering customized solutions in the global cash and derivatives markets. The Company provides execution and clearing services for products in the exchange-traded and over-the-counter derivative markets as well as for certain products in the cash market. The Company operates globally, with a presence in the United States (“U.S.”), the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India and Japan, among others. The Company provides its clients with global market access to more than 70 securities and futures exchanges and also facilitates trades in the over-the-counter markets. The Company is operated and managed on an integrated basis as a single operating segment.

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

In the first quarter of fiscal 2011, the Company reclassified certain amounts in the statements of operations to better present its business transactions and explain its financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In addition, all dividends earned or paid in equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the three months ended June 30, 2009 the reclassification made for dividends was $3,944. These consolidated changes have been voluntary reclassified by the Company and do not reflect an error or misstatement. The Company does not believe that these adjustments are quantitatively or qualitatively material.

All material intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions prior to September 30, 2009 between the Company and Man Group plc and its affiliates are herein referred to as “related party” transactions. The Company refers to Man Group plc and its subsidiaries as “Man Group”.

The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, or exercises significant influence, but not control, are accounted for using the equity method of accounting. As of June 30 and March 31, 2010, the Company had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

Note 2: Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The nature of the Company’s business is such that the results of any interim period may not be indicative of the results to be expected for a full year.

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are fixed cash deposits of $57,012 and $61,148 as of June 30 and March 31, 2010, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

day-to-day clearing. In addition, many of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At June 30 and March 31, 2010, the Company was in compliance with its segregation requirements.

Collateral

The Company enters into collateralized financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. government and federal agency obligations, corporate debt and other debt obligations, and equities. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the unaudited consolidated balance sheets when the Company is the debtor as defined in accordance with the accounting standard for transfers and servicing of financial assets.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of June 30 and March 31, 2010, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $9,416,702 and $9,523,608, respectively. The Company sold or repledged securities aggregating $6,152,554 and $5,860,051, respectively. Counterparties have the right to sell or repledge these securities. See Note 5 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Equity

The Company has 1,000,000,000 shares authorized at $1.00 par value per share (“Common Stock”). On June 8, 2010, the Company completed its public offering and sale of 25,915,492 shares of Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, the Company granted the underwriters a 30–day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full on June 3, 2010. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, the Company received $174,445 as proceeds. At June 30 and March 31, 2010, the Company has 148,131,340 and 121,698,729 shares of Common Stock issued and outstanding, respectively.

The Company consolidates the results and financial position of entities it controls, but does not wholly own. As of June 30 and March 31, 2010, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. At June 30 and March 31, 2010, noncontrolling interests recorded in the consolidated balance sheets were $15,712 and $15,966, respectively.

Restructuring

In May 2010, the Company commenced a strategic assessment of its cost base, including reviews of its compensation structure and non-compensation expenses. As a result of this evaluation, the Company planned to reduce its workforce by 10% to 15%. The Company recorded restructuring charges of $9,874 during the three months ended June 30, 2010 as a result of these plans. These charges include $9,180 for severance and other employee compensation costs and $694 for occupancy and equipment costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of June 30, 2010, the Company had paid $7,073 and has a remaining accrual of $2,801, substantially all of which will be paid out within one year.

Principal transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary securities transactions. Revenues from matched principal brokerage activities are recorded on the trade date. For these activities, commission is not separately billed to customers; instead a commission equivalent is included in the transaction revenues following execution of the transaction on behalf of customers. Principal transactions also includes unrealized gains or losses on equity swaps and contracts for differences (“CFDs”) together with the unrealized gains and losses on the related matching equity hedges that are entered into on a matched-principal basis. Additionally, the Company records the total return of equity swaps entered into as part of a matched equity hedge in Principal transactions. Principal transactions also include dividends earned and paid in equity trading strategies. On a gross basis, dividends earned and paid included in principal transactions for the three months ended June 30, 2010 were $344,623 and $132,156, respectively, and $11,003 and $7,059, respectively, for the three months ended June 30, 2009.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

Recently issued accounting pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The Company will adopt ASU No. 2010-20 in the third quarter of fiscal 2011 and is currently evaluating the impact it will have on its consolidated financial statements upon adoption.

In February 2010, FASB issued ASU No. 2010-10, Consolidation - Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date of the updated VIE accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. The Company adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to its unaudited consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). The guidance in ASU No. 2010-06 provides amendments to ASC 820 that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, with regards to Level 3 assets, ASU No. 2010-06 now requires that a reporting entity should present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company adopted the new disclosures and clarifications of existing disclosures in the fourth quarter of fiscal 2010. The Company will adopt the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements in the first quarter of fiscal 2012.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a variable-interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU No. 2010-10 to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU will also amend guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. The Company adopted ASU No. 2009-17 in the first quarter of fiscal 2011 with no material impact to its unaudited consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 which was codified and superseded by ASU No. 2009-16 (“ASU No. 2009-16”) in December 2009. ASU No. 2009-16 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. ASU No. 2009-16 also introduces the concept of a “participating interest”, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, ASU No. 2009-16 clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. ASU No. 2009-16 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. The Company adopted ASU No. 2009-16 in the first quarter of fiscal year 2011 with no material impact to its unaudited consolidated financial statements.

Note 3: Goodwill and Intangible Assets

There were no acquisitions during the three months ended June 30, 2010 or 2009.

During the three months ended June 30, 2010, an earn-out payment of $848 was made relating to a prior acquisition, which was accounted for as additional purchase consideration. As of June 30, 2010, the Company had one remaining arrangement that could result in contingent, or “earn-out”, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to fiscal 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years (to fiscal 2017), subject to a remaining maximum of approximately $69,000.

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

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 10.7% as its discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred stock, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at June 30, 2010, there was a very limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at June 30, 2010. Based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $848 in the three months ended June 30, 2010 to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The summary of the Company’s goodwill is as follows:

Balance as of March 31, 2010	$—
Additions	848
Impairment	(848)

Balance as of June 30, 2010	$—

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Intangible assets, subject to amortization as of June 30 and March 31, 2010 are as follows:

	June 30, 2010	March 31, 2010
Customer relationships
Gross carrying amount	$259,943	$259,943
Accumulated amortization	(197,168)	(193,157)

Net carrying amount	62,775	66,786

Technology assets
Gross carrying amount	32,114	32,114
Accumulated amortization	(28,103)	(27,101)

Net carrying amount	4,011	5,013

Trade names
Gross carrying amount	2,934	2,934
Accumulated amortization	(1,438)	(1,374)

Net carrying amount	1,496	1,560

Total	$68,282	$73,359

The amortization included in Depreciation and amortization for the three months ended June 30, 2010 and 2009 was $5,419 and $7,872, respectively. The amortization expense to be recorded for the remainder of fiscal 2011 is approximately $12,917. The amortization expense for the remaining intangible assets for the next five fiscal years, starting fiscal 2012, is approximately $12,995, $12,431, $10,471, $7,448 and $4,993, respectively.

Note 4: Receivables from and Payables to Customers

Receivables from and payables to customers, net of allowances, are as follows:

	June 30, 2010		March 31, 2010
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$162,855	9,994,387	$202,652	10,905,593
Foreign currency and other OTC derivative transactions	35,603	616,824	31,808	638,254
Securities transactions	125,545	693,793	43,329	445,303
Other	18,846	5,044	14,321	8,702

Total	$342,849	$11,310,048	$292,110	$11,997,852

Note 5: Collateralized Financing Transactions

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government and federal agencies. The Company retains the right to repledge collateral received in collateralized financing transactions. As of June 30, 2010, the market value of collateral received under resale agreements was $83,870,992, of which $198,138 was deposited as margin with clearing organizations. As of March 31, 2010, the market value of collateral received under resale agreements was $68,958,618, of which $199,599 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of June 30 and March 31, 2010, the market value of collateral pledged under repurchase agreements was $93,626,808 and $75,606,222, respectively. As of June 30 and March 31, 2010, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when certain requirements related to the offsetting of amounts related to certain repurchase and resale agreements are satisfied. In addition, the Company entered into certain of these agreements that are accounted for as sales and purchases and de-recognized related assets and liabilities from the unaudited

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

consolidated balance sheets. At June 30, 2010, securities purchased under agreements to resell and securities sold under agreements to repurchase of $0 and $4,152,524, respectively, at contract value, were derecognized. At March 31, 2010, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,199,842 and $5,702,980, respectively, at contract value.

At June 30, 2010, certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elected the fair value option for those resale and repurchase agreements that were entered into on or after April 1, 2009, and that do not settle overnight or do not have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At June 30, 2010, the fair value of these resale and repurchase agreements was $13,417,361 and $5,574,363, respectively. At March 31, 2010, the fair value of these resale and repurchase agreements was $14,825,760 and $9,281,426, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations. During the three months ended June 30, 2010, the amount of gains and losses related to resale and repurchase agreements was $4,854 and $1,902, respectively. During the three months ended June 30, 2009, the amount of gains and losses related to resale and repurchase agreements was $5,006 gain and $2,926 loss, respectively.

The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value.

The carrying values of the securities sold under repurchase transactions, including accrued interest, by maturity date are:

	June 30, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$878,370	$19,069,995	$656,461	$271,327	$2,049,512	$22,925,665
U.S. corporations	244,856	—	88,276	—	—	333,132
Foreign governments	33,102	1,432,935	1,962,555	162,101	192,978	3,783,671
Foreign corporations	4,425	—	—	—	—	4,425

Total	$1,160,753	$20,502,930	$2,707,292	$433,428	$2,242,490	$27,046,893

	March 31, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total

Security type
U.S. government	$1,334,376	$15,649,717	$815,274	$637,552	$1,239,413	$19,676,332
U.S. corporations	93,216	43,086	—	—	—	136,302
Foreign covernments	103,141	3,242,366	4,878,894	105,521	897,943	9,227,865
Foreign corporations	39,244	—	—	—	—	39,244

Total	$1,569,977	$18,935,169	$5,694,168	$743,073	$2,137,356	$29,079,743

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions. These transactions facilitate the settlement process and may require the Company to deposit cash or other collateral with the lender.

The Company elected to record at fair value securities borrowed and securities loaned transactions that are entered into on or after July 1, 2009 that have a specific termination date beyond the business day following the trade date. At June 30 and March 31, 2010, the fair value of these securities borrowed agreements was $102,627 and $1,004,017, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations. During the three months ended June 30, 2010, the net amount of losses related to securities borrowed agreements was $2. At June 30 and March 31, 2010, no securities loaned transactions were carried at fair value. For transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded on the unaudited consolidated balance sheets.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	June 30, 2010		March 31, 2010
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$243,637	$182,272	$418,994	$403,959
Due from/to clearing brokers	735,676	3,225	1,056,664	2,699
Due from/to clearing organizations	795,634	108,148	1,100,520	58,364
Fees and commissions	944	62,553	934	55,289
Unsettled trades and other	309,253	1,233,576	740,677	1,720,420

Total	$2,085,144	$1,589,774	$3,317,789	$2,240,731

Note 7: Securities Owned and Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	June 30, 2010		March 31, 2010
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$6,420,120	$2,756,175	$3,903,235	$3,493,000
Corporate debt securities	278,983	227,431	207,165	162,586
Foreign government bonds	1,063,606	453,317	1,117,693	543,359
Equities	374,749	826,913	418,586	201,558
Shares held due to demutualization of exchanges	15,419	—	14,034	—
Other	24,167	33,113	12,810	946

Total	$8,177,044	$4,296,949	$5,673,523	$4,401,449

As of June 30 and March 31, 2010, there were no U.S. government securities and federal agency obligations owned by the Company and deposited as margin with clearing organizations.

Segregated Securities

At June 30 and March 31, 2010, the Company had segregated securities of $7,497,377 and $7,587,632, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $5,204,959 and $4,280,140 at June 30 and March 31, 2010, respectively, of which $3,037,155 and $1,115,806 are at fair value as a result of the Company’s fair value election, at June 30 and March 31, 2010, respectively.

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the unaudited consolidated balance sheet. At June 30, 2010 the Company recognized an other-than-temporary impairment of $621 related to a debt security issued by the U.S. government. The Company will not recover the amortized cost of that particular security prior to its known call date. No impairment charge was recorded for the year ended March 31, 2010.

The following table summarizes the carrying value, fair value and unrealized gains and losses of the held-to-maturity securities by type of security at June 30 and March 31, 2010:

	June 30, 2010
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$8,164	$8,270	$106	$—
Debt securities issued by the U.S. government and federal agencies	7,312,976	7,318,606	5,937	(307)

Total	$7,321,140	$7,326,876	$6,043	$(307)

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	June 30, 2010
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$70,758	$71,303	$545	$—
Debt securities issued by the U.S. government and federal agencies	1,931,718	1,935,154	3,444	(8)

Total	$2,002,476	$2,006,457	$3,989	$(8)

	March 31, 2010
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$10,100	$10,262	$162	$—
Debt securities issued by the U.S. government and federal agencies	4,636,516	4,634,731	731	(2,516)

Total	$4,646,616	$4,644,993	$893	$(2,516)

	March 31, 2010
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$71,139	$72,028	$889	$—
Debt securities issued by the U.S. government and federal agencies	2,888,574	2,891,805	3,679	(448)

Total	$2,959,713	$2,963,833	$4,568	$(448)

Note 8: Borrowings

Short term borrowings consist of the following:

	June 30, 2010	March 31, 2010
Other short-term borrowings	$442,500	$142,500
Bank overdrafts	4,353	367

Total	$446,853	$142,867

Long-term borrowings consist of:

	June 30, 2010	March 31, 2010
9.00% Convertible Notes due 2038	$199,756	$199,389
Other long-term borrowings	—	300,000

Total	$199,756	$499,389

Liquidity Facility

At March 31, 2010, certain of the Company’s subsidiaries had a $1,500,000 unsecured committed revolving credit facility maturing June 12, 2012 (the “liquidity facility”) with a syndicate of banks.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit the Company, in addition to certain of its subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are $1,200,875, of which $689,625 is available to the Company for borrowing until the Extended Maturity Date, and $511,250 is available for borrowing until the Old Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to $188,386) will become due. Under the terms of the amended liquidity facility, the Company may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date.

With respect to commitments and loans maturing on the Old Maturity Date (and at the current rating level and utilization), the Company pays a facility fee of 10 basis points per annum and LIBOR plus 1.90% per annum on the outstanding borrowing. The liquidity facility is subject to a ratings-based pricing grid. In the event credit ratings are downgraded, the highest rate on the grid would bring the facility fee to 12.5 basis points per annum and the rate on the outstanding borrowing to LIBOR plus 2.375% per annum.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

With respect to commitments and loans maturing on the Extended Maturity Date (and at the current rating level and utilization), the Company pays a facility fee of 40 basis points per annum and LIBOR plus 2.35% per annum on the outstanding borrowing. In the event credit ratings are downgraded, the highest rate on the grid would bring the facility fee to 75 basis points per annum and the rate on the outstanding borrowing to LIBOR plus 2.75% per annum.

On borrowings in excess of $500,000 related to the total liquidity facility, the Company will only pay a facility fee of 10 basis points per annum and LIBOR plus 0.40% per annum with respect to commitments and loans maturing on the Old Maturity Date. With respect to commitments and loans maturing on the Extended Maturity Date, pricing is unchanged on amounts in excess of $500,000 of the total liquidity facility.

In all cases, borrowings are subject to the terms and conditions set forth in the liquidity facility which contains financial and other customary covenants. The amended liquidity facility includes a covenant requiring the Company to maintain of a minimum Consolidated Tangible Net Worth of not less than the sum of (i) 75% of the pro forma Consolidated Tangible Net Worth as of March 31, 2010 after giving effect to the offering by the Company of equity interests on June 2, 2010, including exercise of the underwriters’ option to purchase additional shares, and the consummation in whole or in part of the offer to exchange of the Company dated June 1, 2010 plus (ii) 50% of the net cash proceeds of any offering by the Company of equity interests consummated after the second amendment effective date plus (iii) 25% of cumulative net income for each completed fiscal year of the Company after the second amendment effective date for which consolidated net income is positive. The amended liquidity facility also requires the Company to limit its Consolidated Capitalization Ratio to be no greater than 40% prior to March 31, 2011; 37.5% on or after March 31, 2011 and before March 31, 2012; and 35% on or after March 31, 2012. Furthermore, commencing on March 31, 2012, the amended liquidity facility also require the Company to limit its Consolidated Leverage Ratio as at the last day of any period of four fiscal quarters to be no greater than 3.0 to 1.0. Under the amended liquidity facility, the Company has agreed that it will not use proceeds of any borrowing under the liquidity facility to redeem, repurchase or otherwise retire any Convertible Notes. Furthermore, beginning March 31, 2012, the Company will not permit at any time prior to July 1, 2013, cash and cash equivalents to be less than the entire outstanding amount of the Convertible Notes.

The amended liquidity facility continues to provide that if (i) the Company fails to pay any amount when due under the facility, (ii) or to comply with its other requirements mentioned above, (iii) fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. As of June 30 and March 31, 2010, $442,500 was outstanding under the liquidity facility with the remainder available to the Company. The Company has classified the $442,500 of outstanding loans at June 30, 2010 under the liquidity facility as short term debt and as part of its capital structure. In connection with the Amendment, the Company paid a one-time fee to participating lenders of $6,818 which was recorded in Other assets at June 30, 2010 and will be amortized over the life of the facility.

At June 30, 2010, the Company was in compliance with its covenants under the liquidity facility.

Convertible Senior Notes

The Company has outstanding $205,000 aggregate principal amount of 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes mature on June 20, 2038. Holders may convert the Convertible Notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Notes is 95.6938 shares of common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.45 per share of common stock. The conversion rate will be subject to adjustment in certain events. The Company may redeem the Convertible Notes, in whole or in part, for cash at any time on or after July 1, 2013 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2018, July 1, 2023, July 1, 2028 and July 1, 2033 at a price equal to 100% of the principal amount of Convertible Notes to be repurchased plus accrued and unpaid interest.

On June 1, 2010, the Company initiated an offer to exchange any or all of its outstanding $205,000 Convertible Notes for cash and Common Stock. See Note 18 for further information.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 9: Stock-Based Compensation Plans

The Company has established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of June 30, 2010, the LTIP provides for the issuance of up to 24,340,597 shares.

The Company issued restricted stock units, stock options, and restricted stock under the LTIP. Generally, stock options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Stock options have an exercise price, equal to the price per share of common stock at the grant date. Restricted stock units vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Certain restricted stock units and restricted stock issued at the Company’s initial public offering (“IPO”) are defined as non-recurring IPO awards and are presented in Employee compensation related to non-recurring IPO awards within the unaudited consolidated statement of operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with ASC 718. Net income for the three months ended June 30, 2010 and 2009 includes the following related to the Company’s stock-based compensation arrangements:

	Three months ended June 30,
	2010	2009
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$9,527	$9,231
Employee compensation related to non-recurring IPO awards	8,595	8,845

Total	$18,122	$18,076

Income tax benefits	$5,662	$5,840

The Company has no pool of windfall tax benefits. The Company has deferred tax assets recorded on its unaudited consolidated balance sheets related to stock compensation awards issued in connection with the IPO. Due to declines in the Company’s stock price, the tax deduction for the vested shares issued in connection with the IPO will not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value and any shortfall will result in a charge to the income statement The estimated charge to the consolidated statement of operations for the vested shares issued in connection with the IPO will be approximately $27,000 in the three months ended September 30, 2010.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months ended June 30,
	2010	2009
Expected volatility	49.0%	55.0%
Risk free interest rate	2.9%	2.9%
Expected dividend yield	0%	0%
Expected term	5.5 years	4.5 years

The following tables summarize activity for the Company’s plans for the three months ended June 30, 2010:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at April 1, 2010	7,119,502	$19.72	5.0	$4,697
Granted	2,514,797	9.24	9.8
Exercised	(63,334)	3.02	5.4
Forfeited and cancelled	(610,466)	10.86	5.3

Stock options outstanding as of June 30, 2010	8,960,499	17.50	6.1	325
Stock options expected to vest as of June 30, 2010	8,667,915	17.74	5.2	477
Stock options exercisable at June 30, 2010	3,925,767	$23.12	4.5	$144

During the three months ended June 30, 2009, 1,144,843 options were granted and 217,377 options were forfeited or cancelled. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2010 and 2009 was $4.44 and $2.76, respectively. The total cash received from options exercised during the three months ended June 30, 2010 was $191 and the tax benefits realized from these exercises was $69. The total intrinsic value of options exercised during the three months ended June 30, 2010 was $294. No options were exercised during the three months ended June 30, 2009.

	Restricted Stock Units
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	8,394,256	$17.42
Granted	4,555,118	7.92
Exercised	(459,704)	10.10
Forfeited	(539,932)	9.32

Nonvested as of June 30, 2010	11,949,738	$14.45
Total unrecognized compensation expense remaining	$44,264
Weighted-average years expected to be recognized over	2.5

During the three months ended June 30, 2009, 1,058,164 restricted stock units were granted, with a weighted average grant date fair value of $5.71 and 90,702 restricted stock units were forfeited. During the three months ended June 30, 2009, 320,908 shares of stock were issued from the vesting of restricted share units. The total fair value of restricted stock units exercised during the three months ended June 30, 2010 and 2009 was $4,643 and $4,955, respectively.

	Restricted Stock
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	242,720	$25.25
Vested	(19,280)	6.59

Nonvested as of June 30, 2010	223,440	$26.86
Total unrecognized compensation expense remaining	$428
Weighted-average years expected to be recognized over	0.4

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

During the three months ended June 30, 2009, no shares of restricted stock were granted or forfeited. During the three months ended June 30, 2009, 33,398 shares of stock vested. The total fair value of restricted stock vested during the three months ended June 30, 2010 and 2009 was $127 and $225, respectively.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. During the three months ended June 30, 2010 and 2009, no shares of stock were awarded from this plan. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. During the three months ended June 30, 2010 and 2009, no shares were awarded from this plan. These plans are accounted for as compensatory under ASC 718.

Note 10: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three months ended June 30, 2010 was approximately 49.1%, as compared to approximately 36.3% for the three months ended June 30, 2009. The change in the Company’s effective tax rate for the three months ended June 30, 2010 reflects an increase in the estimated annual effective tax rate for the full year due to an increase in the proportion of the Company’s profits and losses being earned in higher-tax jurisdictions and by increases in the amount of non-deductible expenses. The tax rate has also been impacted by the effects of certain non-recurring costs and gains as well as the impact of a lower vesting date fair value on equity compensation awards granted. In addition, as a result of the expiration of certain U.S. tax provisions relating to the treatment of income earned by controlled foreign corporations, the projected full year tax rate increased. If these provisions are extended, there would be a favorable impact on the Company’s effective tax rate in the quarter in which the legislation is enacted. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the three months ended June 30, 2010, was approximately 33.1%.

Uncertain Tax Positions

As of March 31, 2010, the Company had total unrecognized tax benefits of $21,950. For the three months ended June 30, 2010, the Company has decreased gross unrecognized tax benefits by $794 as a result of settlements with certain tax authorities. The Company increased gross unrecognized tax benefits by $537 which includes $320 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $21,693 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits may decrease by approximately $8,000 in the next 12 months as a result of expiring statutes of limitations or settlements.

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

If dilutive, the numerator for Diluted EPS is net income attributable to MF Global Holdings Ltd. after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average number of shares of common stock outstanding with the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preferred Stock, if dilutive, in accordance with the if-converted method. The Company then uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted stock, restricted stock units and unexercised stock options. In calculating the number of shares of dilutive stock outstanding, the shares of common stock underlying unvested restricted stock is assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of June 30, 2010 and (b) the amount

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

Three months ended June 30, 2010
Basic earnings per share:
Numerator:
Net income attributable to MF Global Holdings Ltd.	$8,821
Less: Dividends declared for Series A Preferred Stock	(4,022)
Cumulative and participating dividends	(360)
Dividends declared on Series B Preferred Stock	(3,656)

Net income applicable to common shareholders	$783

Denominator:
Basic weighted average shares of common stock outstanding	130,196,655

Diluted weighted average shares of common stock outstanding	133,999,818

Basic and Diluted earnings per share	$0.01

Three months ended June 30, 2009
Basic and diluted loss per share:
Numerator:
Net loss attributable to MF Global Holdings Ltd.	$(25,152)
Less: Dividends declared for Series A Preferred Stock	(4,022)
Dividends declared on Series B Preferred Stock	(3,656)

Net loss applicable to common shareholders	$(32,830)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	122,918,795

Basic and Diluted loss per share	$(0.27)

In calculating diluted EPS for the three months ended June 30, 2010, 3,803,163 of outstanding stock awards are dilutive, while the impact of certain other outstanding stock awards, Convertible Notes, and Series A and Series B Preferred Stock is anti-dilutive. For the three months ended June 30, 2009, diluted loss per share is the same as basic loss per share, as the impact of outstanding stock awards, Convertible Notes, and Series A and Series B Preferred Stock is anti-dilutive. The Convertible Notes, and Series A and Series B Preferred Stock are weighted based on the period outstanding during the respective period presented. The following table presents the potential stock excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive in each period:

	Three months ended June 30,
	2010	2009
Restricted stock units and restricted stock	8,330,666	7,775,059
Stock options	8,960,499	11,061,335
9.0% Convertible Notes	19,617,225	19,617,225
Series B Preferred Stock	14,354,067	14,354,067
Series A Preferred Stock	12,000,000	12,000,000

Total	63,262,457	64,807,686

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 12: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are members, and other local regulatory bodies, as applicable.

The Company’s U.S. operating subsidiary, MF Global Inc. (“MFGI”), is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At June 30, 2010, the Company had net capital, as defined, of $537,581, which was $193,073 in excess of the minimum capital required to be maintained.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At June 30, 2010, the Company was in compliance with all of these provisions.

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

At June 30, 2010, the Company’s FSA-regulated subsidiary had financial resources in total, as defined, of $554,273, resource requirements of $197,833, and excess financial resources of $356,439.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at June 30, 2010 and 2009.

Note 13: Commitments and Contingencies

Legal

Set forth below are the potentially material litigations and regulatory proceedings to which the Company is a party or in which the Company is involved.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against the Company and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department (“MRD”) as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through the Company’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that the Company and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by the Company’s actions in sending price indications to the MRD of BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the investigation described above in “CFTC Natural Gas Price Information Investigation”. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680,000 (approximately $639,400) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to the Company (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. The Company made a motion to dismiss the complaint, which was recently denied by the court. This litigation is in its earliest stages. No provision for losses has been recorded in connection with this matter.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against the Company and one of its brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in the Company’s London office between July 2001 and February 2002. The claimants sought £3,200 (approximately $5,300) in damages and speculative claims, including claims for lost profits, of up to an additional £28,000 (approximately $46,100). A trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against the Company in the amount of £19,290 plus interest and costs. The Company has appealed this judgment. An expense of $8,000 was recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for insurance proceeds of $23,500. In May 2010 the Court of Appeals denied the Company’s appeal and affirmed the judgment rendered by the commercial court. The Company has decided not to appeal further.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

        The Company’s U.S. operating subsidiary, MFGI, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MFGI, filed a motion to dismiss seeking dismissal of all claims asserted in the amended

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. There has been no activity since that time and the Company believes this matter is no longer pending.

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

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The letter and arbitration proceeding alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This litigation is in its earliest stages. No provision for losses has been recorded in connection with this matter.

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MFGI in June 2009 on the theory that the Company’s withdrawal of $50,200 within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. The Company believes there are substantial defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from the Company. In addition, to the extent the Trustee recovered any funds from the Company, it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages. No provision for losses has been recorded in connection with this claim.

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and the Company, among others, in the United States District Court for the Eastern District of New York, alleging that the Company, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. The Company has made a motion to dismiss which has been granted with prejudice. If plaintiffs appeal, the Company believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

Man Group Receivable

In late April 2009, the Company formally requested that Man Group (its largest shareholder at the time and former parent company) make a payment of $29,779 that Man Group owes to the Company in connection with the recapitalization of its balance sheet at the time of the IPO in fiscal 2008. Man Group has demanded arbitration and the Company has agreed to an arbitration by the London Court of International Arbitration (“LCIA”). As a result of this unresolved claim, the Company recorded a receivable of $29,779 in equity. If the Company prevails in its claim, the Company would expect to restore its equity by the amount it receives from Man Group (if any) and, if the Company is not successful, it would expect to write off the receivable to additional paid in capital and not to increase its equity. The reduction in equity does not affect amounts reported in the Company’s earnings, its income statement or its cash position for any prior period and the Company does not expect the resolution of the claim, whether favorable to the Company or not, to affect its earnings or its income statement for the current or any future period, although any amounts the Company recovers would increase its cash position. In June and July 2010, this matter was heard by the LCIA and a decision is pending.

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

•

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8,300, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the guarantees. This arbitration is proceeding.

•

Morgan Fuel v. MFGI and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFGI and Market Services. Morgan Fuel claims that MFGI and Market Services caused Morgan Fuel to incur approximately $14,200 in trading losses. Morgan Fuel seeks recovery of $5,900 in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8,300 in trading losses. Morgan Fuel contends that MFGI and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York had temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there was no agreement to arbitrate. The motion for a permanent stay was denied and the Company appealed that decision. The Appellate Division, First Department has reversed the order of the Supreme Court of New York, granted the petition to permanently stay the arbitration of Morgan Fuel’s claims and denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. Morgan Fuel has filed for leave to appeal with the New York Court of Appeals.

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFGI, Market Services and Steven Bellino (a former MFGI employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim had also been denied by the court and the Company had appealed that decision as well. The Appellate Division, First Department has reversed the order of the Supreme Court of New York, granted the petition to permanently stay this claim and denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. Morgan Fuel has filed for leave to appeal with the New York Court of Appeals.

It is difficult at this stage to determine exposure, if any. In any event, the Company intends to pursue its arbitration vigorously. No provision for losses has been recorded in connection with this matter.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

In re: Platinum and Palladium Commodities Litigation

On August 4, 2010, MFGI was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodities Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFGI, as its executing broker, to enter “large” market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. This matter is in its earliest stages and no provision for losses has been recorded in connection with this claim.

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

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation which would impose a 50% charge on certain discretionary bonus payments in excess of £25, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. As of March 31, 2010, this law had not been enacted and no accrual had been made with respect to this item in the Company’s financial statements. This law was enacted in April 2010. The Company recorded a charge of approximately $3,000 during the first fiscal quarter of 2011 which will be paid during the three months ended September 30, 2010.

Guarantees

The Company is required to disclose representations and warranties which it enters into and which may provide general indemnifications to others. As of June 30, 2010 and 2009, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of June 30, 2010 and 2009 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

Additionally, in its normal course of business, the Company may enter into contracts that contain such representations and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of loss to be remote. The Company is a member of various exchanges and clearing organizations and under standard membership agreement, members are required to guarantee collectively the performance of other members. If another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the Company believes that the potential for the Company to be required to make payments under these arrangements is remote, and accordingly, no liability has been recorded.

Other Commitments

Certain clearing-houses, clearing banks, and clearing firms utilized by the Company are given a security interest in certain assets of the Company held by those clearing organizations. These assets may be applied to satisfy the obligations of the Company to the respective clearing organizations.

Lines of Credit

The Company had a $1,500,000 five-year unsecured committed revolving liquidity facility which has been amended to approximately $1,200,875. See Note 8 for further information. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. The Company had $6,100 and $6,200 of issued letters of credit as of June 30 and March 31, 2010, respectively.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Each region’s contribution to the consolidated amount is as follows:

	Three months ended June 30,
	2010	2009
Revenues, net of interest and transaction-based expenses:
North America	$145,212	$141,635
Europe	102,613	91,743
Rest of World	41,610	38,140

Total	$289,435	$271,518

Revenues, net of interest and transaction-based expenses, are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the years ended June 30, 2010 and 2009. Revenues, net of interest and transaction-based expenses by product, have not been provided as this information is impracticable to obtain.

Note 15: Related Party Transactions

In July 2007, Man Group, through one of its subsidiaries, held approximately 18.6% of the Company’s outstanding Common Stock. During the three months ended September 30, 2009, Man Group sold its remaining investment of approximately 18.4% of the Company’s outstanding Common Stock and, as such, transactions between Man Group and the Company after September 30, 2009 are no longer separately disclosed as related party transactions. Income and expense transactions between Man Group and the Company are disclosed below as related party transactions for the three months ended June 30, 2009. The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

Revenues earned from and expenses incurred with Man Group for the three months ended June 30, 2009 are summarized as follows:

Three months ended June 30, 2009
Revenues
Commissions	$5,615
Interest income	164

Total revenues	5,779
Less: Interest expense	176

Revenues, net of interest and transaction-based expenses	5,603

Expenses
Employee compensation and benefits	506
Occupancy and equipment costs	1,276
Professional fees	2
General and other	636

Total non-interest expenses	2,420

Total, net	$3,183

The Company leases office space from and subleases office space to Man Group. In connection with the leasing of office space from Man Group, the Company receives certain office services that will continue for the duration of the lease.

After the IPO, the Company noted that an additional payment of $29,779 is due to the Company from Man Group in connection with the recapitalization at the time of the IPO in fiscal 2008. As a result of this unresolved claim, the Company recorded a receivable of $29,779 in equity. The Company has made the request for payment and Man Group has demanded arbitration. The Company has participated in an arbitration before the LCIA and a decision is pending. If the claim is successful, the Company would expect to restore equity by the amount received from Man Group (if any), and if the claim is not successful the Company would expect to write off the receivable to additional paid in capital. The reduction in equity does not affect amounts reported in the Company’s earnings, income statement or cash position for any prior period.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

On June 1, 2010, the Company initiated an offer to exchange any or all of its outstanding 9.75% Non-Cumulative Series B Preferred Stock for cash and Common Stock. See Note 18 for further information.

Cumulative Convertible Preferred Stock, Series A

On July 18, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its Cumulative Convertible Preferred Stock, Series A (the “Series A Preferred Stock”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preferred Stock to repay a portion of the Company’s then outstanding bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its completed private offerings of Series B Preferred Stock and Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preferred Stock, from 6.0% to 10.725%. In July 2008, the Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation of the Company.

Under the terms of the Investment Agreement, J.C. Flowers agreed to purchase a minimum of 1,500,000 shares, for an aggregate value of $150,000 and up to a maximum of 3,000,000 shares, for an aggregate value of $300,000, of a newly authorized series of the Company’s convertible preferred stock, designated as 6.0% Cumulative Convertible Preferred Stock, Series A at a stated offer price which was 100% of their liquidation amount or preference, i.e. $100 per share. The Series A Preferred Stock is convertible any time, at the option of the holder, into eight shares of the Company’s common stock, representing an initial conversion price of $12.50 per share.

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

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

On April 28, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $3,656, respectively, in each period. These dividends had a record date of May 3, 2010, and were paid on May 14, 2010.

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

Securities owned, Securities sold, not yet purchased, certain Securities purchased under agreements to resell, certain Securities Sold under agreements to repurchase, certain Securities borrowed, certain Other assets and derivative transactions are carried at fair value. The following is a description of the valuation techniques the Company applies to the major categories of assets and liabilities that are measured at fair value on a recurring basis.

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

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

•

Shares held due to demutualization of exchanges are priced based on the latest market data available, typically the most recent bids or transactions completed. In certain cases, shares held due to demutualization of exchanges are priced using models with inputs that are observable at valuation. When model input prices are observable these securities are categorized as Level 2. When there is limited trading for these instruments, these securities are categorized as Level 3 of the fair value hierarchy.

•

Certain other assets are carried at fair value and valued based on recent quotes received. Given the limited trading activity for the investments, these securities are categorized in Level 3 of the fair value hierarchy.

The following tables summarize the Company’s financial assets and liabilities as of June 30 and March 31, 2010, by level within the fair value hierarchy.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of June 30, 2010
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,931,824	$2,528,788	$—	$—	$6,460,612
U.S. government mortgage backed securities	—	249,431	—	—	249,431
Private label mortgage backed securities	—	9,508	—	—	9,508
Corporate debt securities	—	269,475	—	—	269,475
Foreign government bonds	1,063,606	—	—	—	1,063,606
Equities	374,749	—	—	—	374,749
Shares held due to demutualization of exchanges	—	2,243	13,176	—	15,419
Other	22,631	1,536	—	—	24,167

Total securities owned (4)	$5,392,810	$3,060,981	$13,176	$—	$8,466,967

Derivative Assets
Futures transactions	$3,118,968	$—	$—	$(2,160,457)	$958,511
Foreign currency and other derivative transactions	220,219	1,108,797	—	(1,269,970)	59,046

Total derivative assets (2)	3,339,187	1,108,797	—	(3,430,427)	1,017,557

Securities borrowed (5) (7)	—	103,319	—	—	103,319
Securities purchased under agreements to resell (5) (6)	—	52,188,858	—	(35,734,342)	16,454,516
Other assets (8)	—	—	3,825	—	3,825

Total assets at fair value	$8,731,997	$56,461,955	$17,001	$(39,164,769)	$26,046,184

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$2,406,891	$216,930	$—	$—	$2,623,821
U.S. government mortgage backed securities	—	132,354	—	—	132,354
Corporate debt securities	—	227,431	—	—	227,431
Foreign government bonds	453,317	—	—	—	453,317
Equities	826,913	—	—	—	826,913
Other	32,060	1,053	—	—	33,113

Total securities sold, not yet purchased	$3,719,181	$577,768	$—	$—	$4,296,949

Derivative liabilities
Futures transactions	$3,141,807	$—	$—	$148,049	$3,289,856
Foreign currency and other derivative transactions	123,780	1,162,326	—	(695,605)	590,501

Total derivative liabilities (3)	3,265,587	1,162,326	—	(547,556)	3,880,357

Securities sold under agreements to repurchase (5)	—	41,308,705	—	(35,734,342)	5,574,363

Total liabilities at fair value	$6,984,768	$43,048,799	$—	$(36,281,898)	$13,751,669

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $1,409,744 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which is accounted for at other than fair value and $692 of interest receivable in securities borrowed. Excludes $22,570 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $9,019,466 within Payables to customers and Payables to brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $33,111 which is recorded in Securities sold, not yet purchased.
(4)	Includes $289,923 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the Consolidated Balance Sheet.
(5)	Excludes Securities borrowed, Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $3,037,155 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.
(7)	Includes $692 of interest receivable which is recorded in Receivables from brokers, dealers and clearing organizations.
(8)	Excludes $228,227 of Other assets which are accounted for at other than fair value.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of March 31, 2010
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,195,306	$1,647,723	—	—	$3,843,029
U.S. government mortgage backed securities	—	407,985	—	—	407,985
Private label mortgage backed securities	—	1,584	—	—	1,584
Asset backed securities	—	448	—	—	448
Corporate debt securities	—	205,133	—	—	205,133
Foreign government bonds	1,117,693	—	—	—	1,117,693
Equities	418,586	—	—	—	418,586
Shares held due to demutualization of exchanges	—	—	14,034	—	14,034
Other	1,110	11,700	—	—	12,810

Total securities owned (4)	$3,732,695	$2,274,573	$14,034	$—	$6,021,302

Derivative Assets
Futures transactions	$3,549,003	$—	$—	$(1,925,278)	$1,623,725
Foreign currency and other derivative transactions	61,972	1,057,190	—	(1,036,079)	83,083

Total derivative assets (2)	3,610,975	1,057,190	—	(2,961,357)	1,706,808

Securities borrowed (5) (7)	—	1,008,534	—	—	1,008,534
Securities purchased under agreements to resell (5) (6)	—	40,955,248	—	(25,013,682)	15,941,566

Liabilities
U.S. government securities and federal agency obligations	$2,017,197	$1,105,240	$—	$—	$3,122,437
U.S. government mortgage backed securities	—	370,563	—	—	370,563
Corporate debt securities	—	162,586	—	—	162,586
Foreign government bonds	543,359	—	—	—	543,359
Mutual funds	—		—	—	—
Equities	201,558	—	—	—	201,558
Shares held due to demutualization of exchanges	—	—	—	—	—
Other	946	—	—	—	946

Total securities sold, not yet purchased	$2,763,060	$1,638,389	$—	$—	$4,401,449

Derivative liabilities
Futures transactions	$3,556,612	$—	$—	$566,804	$4,123,416
Foreign currency and other derivative transactions	63,908	1,055,513	—	(451,090)	668,331

Total derivative liabilities (3)	3,620,520	1,055,513	—	115,714	4,791,747

Securities sold under agreements to repurchase (5)	—	34,295,108	—	(25,013,682)	9,281,426

Total liabilities at fair value	$6,383,580	$36,989,010	$—	$(24,897,968)	$18,474,622

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $1,898,574 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which is accounted for at other than fair value and $4,517 of interest receivable in securities borrowed. Excludes $3,506 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $9,446,836 within Payables to customers and Payables to brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $946 which is recorded in Securities sold, not yet purchased.
(4)	Includes $347,779 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the Consolidated Balance Sheet.
(5)	Excludes Securities borrowed, Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $1,115,806 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.
(7)	Includes $4,517 of interest receivable which is recorded in Receivables from brokers, dealers and clearing organizations.

Changes in unrealized gains and losses relating to assets or liabilities measured at fair value still held at the end of the period are reported in Principal transactions revenues in the unaudited consolidated statements of operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products within a different level in the fair value hierarchy (either Level 1 or Level 2). The Company generally maintains a matched book, which means positions with one counterparty are generally offset with opposite transactions with other counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

For the three months ended June 30, 2010, the Company did not have significant transfers into and out of Level 1 and Level 2 in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the periods for all financial assets and liabilities categorized as Level 3 as of the three months ended June 30, 2010 and 2009. The net unrealized losses reflected in Level 3 should be considered in the context of the factors discussed below.

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

•	There were no transfers into or out of Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended June 30,
	2010	2009
Beginning balance	$14,034	$14,367
Total realized and unrealized losses	2,973	554
Purchases, sales and settlements, net	—	53
Foreign currency translation	(6)	14

Balance, end of period	$17,001	$14,988

The balance at June 30, 2010 and 2009 respectively is comprised of shares held due to the demutualization of exchanges and an investment classified within Other assets. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Gains on exchange seats and shares and in Other income in the unaudited consolidated statements of operations. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at June 30 and March 31, 2010 was $211,200 and $531,800, respectively. The fair value of long-term debt was determined by reference to the June 30, 2010 market values of comparably rated debt instruments.

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

The Company recognizes all of its derivative contracts as either assets or liabilities in the unaudited consolidated balance sheets at fair value, which are reflected net of cash paid or received pursuant to credit support arrangements with counterparties and reported on a net-by-counterparty basis under legally enforceable netting agreements. These derivative assets and liabilities are included in Receivables from and Payables to customers, Receivables from and Payables to broker dealers and clearing organizations, Securities owned and Securities sold, not yet purchased. Changes in the fair value of all derivative instruments are recognized in Principal transactions in the unaudited consolidated statements of operations.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of June 30 and March 31, 2010.

	June 30, 2010
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)

Derivative contracts
Interest rate	$1,243	6,445	—	7,688	$1,064	10,866		11,930	33,461
Foreign exchange rate	114,020	520,687	—	634,707	74,635	510,194		584,829	5,401,778
Equity	126,090	61,446	—	187,536	77,053	96,686		173,739	875,183,738
Commodity	3,120,403	520,220	—	3,640,623	3,144,893	545,633		3,690,526	1,061,710

Total fair value of derivative contracts				$4,470,554				$4,461,024

Impact of netting and collateral				3,430,427				547,556

Total fair value				$1,040,127				$3,913,468

	MARCH 31, 2010
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)

Derivative contracts
Interest rate	$1,135	4,345	—	5,480	$545	8,915	—	9,460	30,542
Foreign exchange rate	61,008	407,503	—	468,511	61,220	386,916	—	448,136	5,394,601
Equity	6,081	74,463	—	80,544	6,201	69,651	—	75,852	1,002,329,264
Commodity	3,543,858	573,278	—	4,117,136	3,553,501	590,030	—	4,143,531	848,042

Total fair value of derivative contracts				$4,671,671				$4,676,979

Impact of netting and collateral				2,961,357				(115,714)

Total fair value				$1,710,314				$4,792,693

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from brokers, dealers and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased and Payables to customers and Payables to brokers, dealers and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

The Company’s volumes of exchange traded futures and options executed and/or cleared, where the unrealized gain or loss is settled daily, and there is no receivable or payable associated with the contract, was 521,778,454 and 428,743,412 contracts for the three months ended June 30, 2010 and 2009, respectively. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the unaudited consolidated statements of operations for the three months ended June 30, 2010 and 2009.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,
Type of Instrument	2010	2009
Fixed Income/ Interest rate	$(4,259)	$7,418
Foreign exchange	17,640	18,406
Equity	24,191	5,759
Commodity	27,185	15,885
Other	1,585	2,187

Total	$66,342	$49,655

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties, and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of June 30, 2010, the aggregate fair value of derivative agreements, with credit-risk-related contingent features that were in a net liability position was $28,315, for which the Company has posted collateral of $52,785 in accordance with trading agreements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of June 30, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $15,179 and $15,281, respectively. As of March 31, 2010, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $23,413, for which the Company has posted collateral of $29,861 in accordance with arrangements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of March 31, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $3,162.

Note 18: Subsequent Events

Dividends

On July 27, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in an aggregate amount of $4,022 and $984, respectively. These dividends have a record date of August 2, 2010 and payment date of August 16, 2010.

Offer to Exchange

On July 15, 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its outstanding Convertible Notes and its Series B Preferred Stock. The terms and conditions of the exchange offer are set forth in the Company’s amended Offer to Purchase, dated June 15, 2010, as supplemented June 30, 2010, and the related letters of transmittal.

As of the expiration of the exchange offer, 1,096,450 shares of Series B Preferred Stock were validly tendered and not validly withdrawn. The Company has accepted all of the tendered Series B Preferred Stock for exchange and, for each share of Series B Preferred Stock validly tendered issued 9.5694 shares of Common Stock and paid a cash premium of $44.50 per share, plus accrued and unpaid dividends up to, but not including, July 15, 2010 amounting to approximately $1.60 per share of Series B Preferred Stock. The Company issued, in the aggregate, 10,492,366 shares of Common Stock and paid an aggregate cash premium of $48,792 to the tendering holders of such shares of Series B Preferred Stock. In the second quarter of fiscal 2011, the Company will record this cash premium as a dividend in its consolidated statement of operations to arrive at Net income applicable to common shareholders.

In addition, $9,337 in aggregate principal amount of the Convertible Notes were validly tendered and not validly withdrawn. The Company has accepted all of the tendered Convertible Notes for exchange and, for each $1 principal amount of notes validly tendered issued 95.6938 shares of its common stock and paid a cash premium of $480.00 per share, plus accrued and unpaid interest up to, but not including, July 15, 2010 amounting to approximately $7.25 per $1 principal amount of notes. The Company issued, in the aggregate, 893,486 shares of its common stock and paid an aggregate cash premium of $4,482 to the tendering holders of such Convertible Notes.

After settlement on July 15, 2010, $195,663 in aggregate principal amount of Convertible Notes and 403,550 shares of Series B Preferred Stock remain outstanding. The terms and conditions of the Convertible Notes, including the replacement capital covenant made for the benefit of the holders of the Convertible Notes and Series B Preferred Stock remain unchanged.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	expectations regarding the business environment in which we operate and the trends in our industry such as changes in trading volume and interest rates;

•	our liquidity requirements and our ability to obtain access to necessary liquidity;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing or new geographic regions;

•	our ability to continue to expand our business through acquisitions or organic growth;

•	our ability to become a primary dealer;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs and of expected cost savings;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;

•	exposure to market and other risks from our principal transactions;

•	our exposures to credit, counterparty, and concentration risk;

•	our ability to retain our management team and other key employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	the likelihood of success in, and the impact of, litigation or other legal or regulatory challenges involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our taxes and tax rate;

•	our ability to maintain trading volumes and market share;

•	our ability to maintain our credit rating and the effects that changes to our credit ratings would have on our business and operations;

•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and

•	our ability to execute our business strategy;

•	the effects of financial reform legislation and related rule making of regulatory agencies; and

•	our ability to retain existing clients and attract new ones.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Holdings Ltd. and its consolidated subsidiaries (the “Company”, “we”, “us” or “our”). Our MD&A should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q as well as our audited consolidated and combined financial statements and accompanying notes, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Business Overview

We are a leading brokerage firm offering customized solutions in the global cash and derivatives markets. We provide execution and clearing services for products in the exchange-traded and over-the-counter, or OTC, derivative markets as well as for certain products in the cash market. We operate globally, with a presence in the United States (“U.S.”), the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India and Japan, among others. We provide our clients with global market access to more than 70 securities and futures exchanges and also facilitate trades in the over-the-counter markets. Our clients include corporations, hedge funds and other asset managers, and sovereign institutions, as well as professional traders and individual investors. We principally offer execution and clearing services for five general types of products: fixed income, commodities, foreign exchange, equities and interest rates. We have a broad retail product offering as well. Our business model is global and client-driven, and we have organized our business to centrally manage our resources to offer clients an expansive array of products across a broad range of markets and geographies. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

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

Consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared increased 22.1% from 429.7 million contracts in the three months ended June 30, 2009 to 524.7 million contracts in the three months ended June 30, 2010. This is as a result of improved global market conditions, increased client activity driven by the rise in the US dollar against most currencies and European uncertainty this quarter, and is more consistent with the growth in our transactions volumes that we experienced in prior years and that was related to increased volatility in many of the markets in which we operate. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

Significant Business Developments

Offer to Exchange

On July 15, 2010, we completed our offer to exchange shares of our common stock, par value $1.00 per share (“Common Stock”) and a cash premium for any and all of our outstanding 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”) and 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). As of the expiration of the exchange offer, 1.1 million shares of Series B Preferred Stock were validly tendered and we issued 10.5 million shares Common Stock, paid a cash premium of $48.8 million and paid accrued but unpaid dividends of $1.8 million. In addition, $9.3 million in aggregate principal amount of the Convertible Notes were validly tendered and we issued 0.9 million shares Common Stock, paid a cash premium of $4.5 million and paid accrued but unpaid interest of $0.1 million. After settlement, $195.7 million in aggregate principal amount of Convertible Notes and 0.4 million shares of Series B Preferred Stock remain outstanding. See Note 18 to our unaudited consolidated financial statements for further details.

Liquidity Facility

At March 31, 2010, we had a $1,500.0 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. On June 29, 2010, we amended our liquidity facility to (i) permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) extend the lending commitments of certain of the lenders by two years, from June 15, 2012 to June 15, 2014. Aggregate commitments under the amended liquidity facility are $1,200.9 million of which $689.6 million is available to us for borrowing until July 15, 2014 and $511.3 million is available for borrowing until June 15, 2012 and. As of June 30 and March 31, 2010, $442.5 million was outstanding under the liquidity facility with the remainder available to us. We have classified the $442.5 million of outstanding loans at June 30, 2010 under the liquidity facility as short term debt and as part of our capital structure. In connection with the amendment, we paid a one-time fee of $6.8 million. See Note 8 to our unaudited consolidated financial statements for further details.

Equity Offering

On June 8, 2010, we completed our public offering and sale of 25,915,492 million shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. We received $174.4 million in proceeds, net an underwriting discount and other associated costs. We used the proceeds from the equity offering to pay all fees and expenses that we incurred in connection with our exchange offer for certain of our outstanding preferred and debt securities and we expect to use the remainder of the net proceeds for general corporate purposes. See Note 2 to our unaudited consolidated financial statements for further details.

Restructuring

In May 2010, we commenced a strategic assessment of our cost base, including reviews of our compensation structure and non-compensation expenses. As a result of this evaluation we planned to reduce our workforce by 10% to 15%. We recorded restructuring charges of $9.9 million during the three months ended June 30, 2010 as a result of these plans. These charges include $9.2 million for severance and other employee compensation costs and $0.7 million for occupancy and equipment costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of June 30, 2010, we paid approximately $7.1 million and have a remaining accrual of $2.8 million, substantially all of which will be paid out within one year. We estimate the actions taken in the three months ended June 30, 2010 will result in approximately $20.0 million of annual cost savings.

Factors Affecting Our Results

Our business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including but not limited to economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by improvement in certain financial markets during the first quarter of fiscal 2011 and turmoil in global markets in fiscal 2010. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth and inflation; although in some instances certain markets have begun to recover during the first quarter of fiscal 2011. The global equity markets experienced a significant appreciation during the first quarter of fiscal 2011 despite ending almost unchanged from prior quarter-end, and are significantly up from year-ago levels. Mortgage and corporate credit spreads widened in the first half of fiscal 2010, narrowed subsequently, but have begun to widen again and the U.S. dollar appreciated against the Euro and British pound in the first half of fiscal 2010 and again in the first quarter of fiscal 2011. Furthermore, short-term interest rates have continued to decline over the past year, and as a result of this decline, our net interest income has been negatively affected over the same period. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Historically, higher price volatility increases the need for certain clients to manage price risk and creates opportunities for speculative trading for others. While higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options transactions we executed and/or cleared increased 22.1% from 429.7 million contracts in the three months ended June 30, 2009 to 524.7 million contracts in the three months ended June 30, 2010. During times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2010, extreme volatility and widespread uncertainty can impact the client’s ability to take on or maintain positions, which has the effect of decreasing volumes.

All volume statistics presented herein for the three months ended June 30, 2010 and 2009 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Our net interest income is also directly affected by interest earned in connection with principal transactions, such as fixed income, securities lending and collateralized financing transactions. While spreads on these transactions remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the narrowing of spreads experienced during fiscal 2010 and slight widening of spreads during the first quarter of fiscal 2011. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of our portfolio investments made with client balances. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt. Accordingly, the historically low short-term interest rates have negatively affected our net interest income and we cannot offer any assurance that interest rates will increase in the future.

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

Management believes that our unaudited consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated balance sheets, statements of operations, cash flows, changes in equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. In the first quarter of fiscal 2011, we reclassified certain amounts in the statements of operations to better present our business transactions and explain our financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In addition, all dividends earned or paid in equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the three months ended June 30, 2009 the reclassification made for dividends was $3.9 million. These consolidated changes have been voluntary reclassified by us and do not reflect an error or misstatement. We do not believe that these adjustments are quantitatively or qualitatively material.

Three Months ended June 30, 2010 Compared to the Three Months ended June 30, 2009:

	Three months ended June 30,
(Amounts in millions except per share and share amounts)	2010	2009	% Change
Revenues
Commissions	$376.6	$338.8	11.2%
Principal transactions	66.3	49.7	33.4
Interest income	114.2	101.2	12.8
Other	11.9	13.6	(12.5)

Total revenues	569.1	503.3	13.1

Interest and transaction-based expenses:
Interest expense	45.4	29.1	56.0
Execution and clearing fees	175.2	142.1	23.3
Sales commissions	59.0	60.6	(2.6)

Total interest and transaction-based expenses	279.7	231.8	20.7

Revenues, net of interest and transaction-based expenses	289.4	271.5	6.6

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	155.4	171.6	(9.4)
Employee compensation related to non-recurring IPO awards	8.6	8.8	(2.3)
Communications and technology	31.4	27.2	15.4
Occupancy and equipment costs	11.1	9.7	14.4
Depreciation and amortization	10.5	13.6	(22.8)
Professional fees	18.1	20.9	(13.4)
General and other	19.5	38.5	(49.4)
IPO-related costs	—	0.9	(100.0)
Restructuring charges	9.9	—	100.0
Impairment of goodwill	0.8	0.5	60.0

Total other expenses	265.3	291.7	(9.1)

Gains on exchange seats and shares	2.0	0.6	233.3
Loss on extinguishment of debt	—	9.7	(100.0)
Interest on borrowings	9.5	10.5	(9.5)

Income/(loss) before provision for income taxes	16.6	(39.8)	141.7
Provision/(benefit) for income taxes	8.1	(14.4)	156.3
Equity in income of unconsolidated companies (net of tax)	0.6	0.6	0.0

Net income/(loss)	9.1	(24.7)	136.8
Net income attributable to noncontrolling interest (net of tax)	0.2	0.4	(50.0)

Net income/(loss) attributable to MF Global Holdings Ltd.	$8.8	$(25.2)	134.9

Earnings/(loss) per share:
Basic	$0.01	$(0.27)
Diluted	$0.01	$(0.27)

Weighted average number of shares of common stock outstanding:
Basic	130,196,655	122,918,795
Diluted	133,999,818	122,918,795

Overview

Revenues, net of interest and transaction-based expenses, increased $17.9 million, or 6.6%, to $289.4 million for the three months ended June 30, 2010 from $271.5 million for the three months ended June 30, 2009. The increase in revenues, net of interest and transaction based expenses, was due in part to an additional $12.9 million of net revenues generated from client funds and $9.4 million additional net revenues from increased volatility and bid-ask spreads in the commodities and foreign exchange markets and partially offset by the widening of short-term credit spreads in fixed income which decreased net revenues by $9.0 million. The increase was also due to a 22.1% increase in our total volumes of executed and/or cleared exchange-traded futures and options transactions from 429.7 million contracts for the three months ended June 30, 2009 to 524.7 million contracts for the three months ended June 30, 2010. The increase of 95.0 million contracts in our total volumes of executed and/or cleared exchange-traded futures and options transactions was spread across many of our primary products, markets and geographic regions, increasing net revenues by $4.7 million.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $26.4 million, or 9.1%, to $265.3 million for the three months ended June 30, 2010 from $291.7 million for the three months ended June 30, 2009. The decrease was primarily due to a reduction in general and other expenses of $19.0 million, driven by a $16.0 million decrease in foreign exchange transaction losses. The decrease in our other expenses was also attributed to a reduction of $16.2 million in employee compensation and benefits (excluding non-recurring IPO awards) which corresponds with our restructuring plan and a change in our compensation structure, a reduction of $3.1 million in depreciation and amortization, a reduction of $2.8 million in professional fees, a reduction of $0.9 million related to lower IPO-related costs and a reduction of $0.2 million of stock-based compensation expense on our equity awards issued in connection with the completion of our initial public offering (“IPO”). These reductions for the three months ended June 30, 2010 were partially offset by an increase of $9.9 million related to restructuring charges, an increase of $4.2 million in communications and technology costs, an increase of $1.4 million in occupancy and equipment costs and an increase in impairment of goodwill of $0.3 million.

Income before provision for income taxes was $16.6 million for the three months ended June 30, 2010 compared to a loss of $39.8 million for the three months ended June 30, 2009. The change from a loss to a profit was primarily due to increased revenues, net of interest and transaction-based expenses and decreased other expenses as detailed above, as well as the absence of a $9.7 million loss on extinguishment of debt that occurred during the three months ended June 30, 2009. In addition, there was an increase of $1.4 million in gains on exchange seats and shares and a decrease of $1.0 million in interest on borrowings.

Net income increased $33.8 million to $9.1 million for the three months ended June 30, 2010 from a net loss of $24.7 million for the three months ended June 30, 2009. Net income is impacted by the items discussed above, plus an increased effective tax rate on ongoing operations resulting from a greater percentage of profits being generated in higher-tax jurisdictions, an increase in the amount of non-deductible expenses and a lower vesting date fair value on equity compensation awards granted.

Revenues

Commissions

Commissions increased $37.8 million, or 11.2%, to $376.6 million for the three months ended June 30, 2010 from $338.8 million for the three months ended June 30, 2009. The increase was partially due to a 22.1% increase in our total volumes of executed and/or cleared exchange-traded futures and options transactions from 429.7 million contracts for the three months ended June 30, 2009 to 524.7 million contracts for the three months ended June 30, 2010. Commissions consist of both execution-only and cleared commissions. The increase in our transaction volumes and commissions was attributed to (i) increased volumes from middle market and smaller clients, which tend to be more profitable, due to increased trading activity as a result of the volatility and recovery of certain market conditions, (ii) increased volumes from larger corporate customers as the recovering economic climate led them to re-evaluate their risk appetite, (iii) increases in trading in commodities products and by individual investor clients, and (iv) increases in professional trader volumes during the quarter. Particularly, the professional trader volume changes decreased our yields on our total trades, as professional trader volumes increase commissions less than proportionally because these trades yield higher volumes but lower margins. In addition, there were decreases in equity transactions and trading in interest rate products.

Principal Transactions

Revenue from principal transactions increased $16.6 million, or 33.4%, to $66.3 million for the three months ended June 30, 2010 from $49.7 million for the three months ended June 30, 2009. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $37.3 million compared to $18.0 million for the three months ended June 30, 2009 and 2010, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $2.7 million, or 3.1%, from $87.0 million to $84.3 million for the three months ended June 30, 2009 and 2010, respectively. The decrease in principal transactions was attributable to a reduction in fixed income and stock borrowing and lending revenue which decreased from $48.2 million to $39.2 million for the three months ended June 30, 2009 and 2010, respectively, offset by increased revenues earned in foreign exchange, equities and commodities markets which increased from $38.8 million to $48.2 million for the three months ended June 30, 2009 and 2010, respectively. Principal transactions also reflect dividends earned and paid on equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. See “—Supplementary Data” for further information on principal transactions revenues.

Interest Income, Net

Interest income, net, decreased $3.3 million, or 4.6%, to $68.8 million for the three months ended June 30, 2010 from $72.1 million for the three months ended June 30, 2009. This decrease was primarily due to a reduction of $19.3 million in net interest generated from principal transactions and related financing transactions partially offset by an increase of $16.0 million in net interest generated from client payables and excess cash. Net interest generated from principal transactions and related financing transactions decreased from $37.3 million for the three months ended June 30, 2009 to $18.0 million for the three months ended June 30, 2010, driven by slowing customer activity reducing net interest earned by our fixed income products, consisting of both repurchase and resale transactions and stock borrowing and lending activities. This decrease was partially offset by an increase in our net interest generated from client payables and excess cash which increased from $34.8 million to $50.8 million for the three months ended June 30, 2009 and 2010, respectively. See “— Supplementary Data” for further information on the components of net interest income.

Other Revenues

Other revenues decreased $1.7 million, or 12.5%, to $11.9 million for the three months ended June 30, 2010 compared to $13.6 million for the three months ended June 30, 2009. This decrease was attributed to a $3.2 million settlement we received during the three months ended June 30, 2009, in relation to litigation regarding our prior acquisition of Refco assets and a $1.6 million decrease in clearing services income previously received in the three months ended June 30, 2009. These decreases were partially offset by the increase of a $3.8 million gain on an investment in a limited partnership recorded at fair value as well as increased ancillary third-party fees received from clients and other counterparties for the use of various trading systems, data and other professional staff and support services, all of which were affected by increased trading volumes.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees increased $33.1 million, or 23.3%, to $175.2 million for the three months ended June 30, 2010 from $142.1 million for the three months ended June 30, 2009. This increase was primarily due to a 22.1% increase in our volume of executed and/or cleared exchange-traded futures and options transactions from 429.7 million contracts for the three months ended June 30, 2009 to 524.7 million contracts for the three months ended June 30, 2010. During the three months ended June 30, 2010, we experienced increased transaction volumes, spread across many of our primary markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 1.4% of revenues, net of interest and transaction based expenses, for the three months ended June 30, 2009 to 0.5% of revenues, net of interest and transaction based expenses, for the three months ended June 30, 2010.

Sales Commissions

Sales commissions decreased $1.6 million, or 2.6% to $59.0 million for the three months ended June 30, 2010 from $60.6 million for the three months ended June 30, 2009. Despite increasing trading volumes, this decrease was primarily due to introducing broker investors not trading with the same frequency during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. Depending on the specific arrangements with introducing brokers, increased volumes from individual investor clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation; including stock based compensation expense for equity instruments, but excludes restricted stock and restricted stock units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $16.2 million, or 9.4%, to $155.4 million for the three months ended June 30, 2010 from $171.6 million for the three months ended June 30, 2009. This decrease was primarily due to (i) reduced fixed compensation and headcount from the newly implemented restructuring plan, (ii) reduced variable compensation paid to employees as we have expanded our use of stock-based awards as payment for employees’ incentive compensation and realigned compensation to achieve certain net revenue ratios and (iii) a reduction in termination expenses from $1.9 million for the three months ended June 30, 2009 to $0.3 million for the three months ended June 30, 2010.

Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 62.6% for the three months ended June 30, 2010 compared to 56.6% for the three months ended June 30, 2009. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 62.7% for the three months ended June 30, 2010 compared to 57.2% for the three months ended June 30, 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, decreased to 53.7% for the three months ended June 30, 2010 from 63.2% for the three months ended June 30, 2009.

In December 2009, the U.K. government introduced legislation which imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010. We continue to monitor the guidance from, and work with, the U.K. tax authorities. We estimate that the potential liability will be $3.0 million which was accrued during the three months ended June 30, 2010 and will be paid during the second quarter of fiscal 2011.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

These expenses refer to stock-based compensation expense for restricted stock and restricted stock units issued in connection with our IPO. Employee compensation and benefits related to non-recurring IPO awards decreased $0.2 million, or 2.3%, to $8.6 million for the three months ended June 30, 2010 from $8.8 million for the three months ended June 30, 2009. These expenses are considered non-recurring and directly attributable to the IPO.

Communications and Technology

Communications and technology expenses increased $4.2 million, or 15.4%, to $31.4 million for the three months ended June 30, 2010 from $27.2 million for the three months ended June 30, 2009. This increase was due to increased market data research and communications expenses, reflecting increased client trades during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 as well as the expansion of equities trading in the Asia Pacific region. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 10.9% for the three months ended June 30, 2010 from 10.0% for the three months ended June 30, 2009.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $1.4 million, or 14.4%, to $11.1 million for the three months ended June 30, 2010 from $9.7 million for the three months ended June 30, 2009, primarily due to higher costs as a result of additional leased office space in New York and Japan. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 3.8% for the three months ended June 30, 2010 as compared to 3.6% for the three months ended June 30, 2009.

Depreciation and Amortization

Depreciation and amortization expenses decreased $3.1 million, or 22.8%, to $10.5 million for the three months ended June 30, 2010 from $13.6 million for the three months ended June 30, 2009, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2010. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.6% for the three months ended June 30, 2010 from 5.0% for the three months ended June 30, 2009.

Professional Fees

Professional fees decreased $2.8 million, or 13.4%, to $18.1 million for the three months ended June 30, 2010 from $20.9 million for the three months ended June 30, 2009, primarily due to a $3.3 million reduction in legal and consulting fees partially offset by a $0.5 million increase in audit fees. In addition, we continued to reduce professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.3% for the three months ended June 30, 2010 from 7.7% for the three months ended June 30, 2009.

General and Other

General and other expenses decreased $19.0 million, or 49.4%, to $19.5 million for the three months ended June 30, 2010 from $38.5 million for the three months ended June 30, 2009. This decrease was due primarily to a $16.0 million decrease in foreign currency transaction losses from $16.3 million during the three months ended June 30, 2009 to $0.3 million during the three months ended June 30, 2010. The foreign currency transaction loss during the three months ended June 30, 2009 included (i) a $4.1 million currency transaction loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $12.2 million currency transaction loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. In addition, our insurance premiums decreased $1.4 million, advertising expenses decreased $0.5 million and non-trading related expenses decreased $1.8 million. The decreases in foreign currency expense, insurance premiums, advertising and non-trading related expenses were partially offset by decreased legal settlements of $0.6 million. General and other also includes bad debt expenses which increased slightly to 0.03% of revenues, net of interest and transaction based expenses for the three months ended June 30, 2010 compared to 0.01% for the three months ended June 30, 2009. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.7% for the three months ended June 30, 2010 from 14.2% for the three months ended June 30, 2009.

IPO-related Costs

We incurred $0.9 million, or 0.3% of our revenues, net of interest and transaction-based expenses, for the three months ended June 30, 2009 in connection with the reorganization, separation and recapitalization transactions during our IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we expensed these costs. The prior year costs were primarily related to continuing compliance with the Sarbanes-Oxley Act.

Restructuring Charges

In the first quarter of fiscal 2011, we implemented a restructuring plan to reduce headcount by approximately 10% to 15%. During the three months ended June 30, 2010, we incurred costs of $9.9 million or approximately 3.4% of our revenues, net of interest and transaction-based expenses. These costs consisted primarily of severance expenses and related office closures.

Impairment of Goodwill

We recorded impairment charges of $0.8 million and $0.5 million, or approximately 0.3% and 0.2% of our revenues, net of interest and transaction-based expenses in the three months ended June 30, 2010 and 2009, respectively based on our impairment testing of goodwill. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we wrote-off the entire amount of our goodwill. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares increased $1.4 million to $2.0 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009. The amount of unrealized gains recorded is based on the fair market value movements of our remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on Extinguishment of Debt

The loss on extinguishment of debt was incurred as a result of the early repayment of our two-year term facility in April 2009. In repaying the two-year term facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million in the three months ended June 30, 2009.

Interest on Borrowings

Interest on borrowings decreased $1.0 million, or 9.5%, to $9.5 million for the three months ended June 30, 2010 from $10.5 million for the three months ended June 30, 2009. This decrease was primarily due to lower levels of outstanding debt after the repayment of the two-year term facility and a decrease in interest rates, particularly LIBOR rates. Interest from borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.3% for the three months ended June 30, 2010 from 3.9% for the three months ended June 30, 2009.

Provision for Income Taxes

Income tax expense increased $22.5 million from a tax benefit of $14.4 million for the three months ended June 30, 2009 to a tax provision of $8.1 million for the three months ended June 30, 2010. Our effective income tax rate was 49.1%, up from 36.3% for the three months ended June 30, 2009. The increase in the effective tax rate results from a lower vesting date fair value on equity compensation awards granted, which increases income taxes, offset by our effective tax rate on ongoing operations decreasing from 41.1% for the three months ended June 30, 2009 to 33.1% for the three months ended June 30, 2010.

Supplementary Data

The table below calculates principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	For the three months ended June 30,
	2009	2010
Principal transactions, excluding revenues from investment of client payables	$49.6	$69.4
Net interest generated from principal transactions and related financing transactions	37.3	18.0

Principal transactions and related net interest revenue	$86.9	$87.4

The table below provides an analysis of the components of principal transactions:

	For the three months ended June 30,
	2009	2010
Principal transactions, excluding revenues from investment of client payables	$49.6	$69.4
Principal transactions revenues from investment of client payables	0.1	(3.1)

Principal transactions	$49.7	$66.3

The table below provides an analysis of the components of net interest income:

	For the three months ended June 30,
	2009	2010
Net interest generated from client payables and excess cash	$34.8	$50.8
Net interest generated from principal transactions and related financing transactions	37.3	18.0

Net interest income	$72.1	$68.8

The table below calculates net revenues from client payables and excess cash:

	For the three months ended June 30,
	2009	2010
Net interest generated from client payables and excess cash	$34.8	$50.8
Principal transactions revenues from investment of client payables	0.1	(3.1)

Net revenues from client payables and excess cash	$34.9	$47.7

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of June 30, 2010 included: (i) our committed $1,200.9 million unsecured revolving liquidity facility with various banks, which we refer to as our “liquidity facility”, of which $511.3 million terminates in June 2012 and $689.6 million terminates in June 2014, and under which we currently have $442.5 million outstanding and $758.4 million that is undrawn at June 30, 2010; (ii) available excess capital in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. See“-Credit Facilities and Sources of Liquidity” for further information. In addition, we have customer collateral, which is not included on our balance sheet but can be re-hypothecated to us, and non-segregated customer payables, both of which may be considered an additional layer of liquidity. Non-segregated customer cash in some jurisdictions is also available for other client liquidity demands which helps mitigate the use of our own cash. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day execution and clearing operations.

On June 8, 2010, we completed our public offering and sale of 25,915,492 shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, we granted the underwriters a 30–day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full on June 3, 2010. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, we received $174.4 million as proceeds. The shares have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S–3 previously filed with the SEC.

As the credit markets and our financial position and business have evolved, we have continuously assessed our capital structure and the opportunities to reposition or restructure it including by extending maturities. In particular, our management has been considering the appropriate debt structure we should have, as well as the level of preferred stock and Convertible Notes we have outstanding. Factors that our management considers with respect to any such repositioning or restructuring include rating agency viewpoints, our growth strategy, adequacy of permanent capital, near term profitability, and the return on investment for our shareholders.

Working Capital Needs

Our cash flows are complex, interrelated, and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our long-term borrowings. Our working capital increased to $1,742.4 million as of June 30, 2010 from $1,588.1 million as of March 31, 2010 primarily due to the $174.4 million net proceeds received from our equity offering described above.

As of June 30 and March 31, 2010, total working capital was calculated as follows:

	June 30, 2010	March 31, 2010
(dollars in millions)

TOTAL ASSETS	$47,850.7	$50,966.1

Less Non-earning assets:

Receivables - Other	75.7	44.4
Memberships in exchanges, at cost	5.8	6.3
Furniture, equipment and leasehold improvements, net	78.2	73.0
Intangible assets, net	68.3	73.4
Other assets	232.1	222.7

Subtotal non-earning assets	460.1	419.8

Less Total liabilities:	46,294.8	49,600.5

Add Borrowings	646.6	642.3

TOTAL WORKING CAPITAL	$1,742.4	$1,588.1

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements. As discussed in Note 12 to our unaudited consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at June 30 and March 31, 2010. For the purposes of prudential supervision, we as a consolidated group are not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive.

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

Notwithstanding the self-funding nature of our operations, we may be required to fund timing differences arising from counterparty defaults on transactions due to futures, foreign exchange or securities failures or clients going to delivery without proper instructions or the delayed receipt of client funds. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with short-term borrowings.

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

Credit Facilities and Sources of Liquidity

At March 31, 2010, certain our subsidiaries had a $1,500.0 million unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of banks.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are approximately $1,200.9 million, of which approximately $689.6 million is available to us for borrowing until the Extended Maturity Date, and approximately $511.3 million is available for borrowing until the Old Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to approximately $188.4 million) will become due. Under the terms of the amended liquidity facility, we may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date.

With respect to commitments and loans maturing on the Old Maturity Date (and at the current rating level and utilization), we pay a facility fee of 10 basis points per annum and LIBOR plus 1.90% per annum on the outstanding borrowing. The liquidity facility is subject to a ratings-based pricing grid. In the event credit ratings are downgraded, the highest rate on the grid would bring the facility fee to 12.5 basis points per annum and the rate on the outstanding borrowing to LIBOR plus 2.375% per annum.

With respect to commitments and loans maturing on the Extended Maturity Date (and at the current rating level and utilization), we pay a facility fee of 40 basis points per annum and LIBOR plus 2.35% per annum on the outstanding borrowing. In the event credit ratings are downgraded, the highest rate on the grid would bring the facility fee to 75 basis points per annum and the rate on the outstanding borrowing to LIBOR plus 2.75% per annum.

On borrowings in excess of $500.0 million related to the total liquidity facility, we will only pay a facility fee of 10 basis points per annum and LIBOR plus 0.40% per annum with respect to commitments and loans maturing on the Old Maturity Date. With respect to commitments and loans maturing on the Extended Maturity Date, pricing is unchanged on amounts in excess of $500.0 million of the total liquidity facility.

In all cases, borrowings are subject to the terms and conditions set forth in the liquidity facility which contains financial and other customary covenants. The amended liquidity facility includes a covenant requiring us to maintain a minimum consolidated tangible net worth of not less than the sum of (i) 75% of the pro forma Consolidated Tangible Net Worth as of March 31, 2010 after giving effect to the offering by us of equity interests on June 2, 2010, including exercise of the underwriters’ option to purchase additional shares, and the consummation in whole or in part of the offer to exchange of ours dated June 1, 2010 plus (ii) 50% of the net cash proceeds of any offering by us of equity interests consummated after the second amendment effective date plus (iii) 25% of cumulative net income for each completed fiscal year of ours after the second amendment effective date for which consolidated net income is positive. The amended liquidity facility also requires us to limit our Consolidated Capitalization Ratio to be no greater than 40.0% prior to March 31, 2011; 37.5% on or after March 31, 2011 and before March 31, 2012; and 35.0% on or after March 31, 2012. Furthermore, commencing on March 31, 2012, the amended liquidity facility also requires us to limit our Consolidated Leverage Ratio as at the last day of any period of four fiscal quarters to be no greater than 3.0 to 1.0. Under the amended liquidity facility, we have agreed that we will not use proceeds of any borrowing under the liquidity facility to redeem, repurchase or otherwise retire any Convertible Notes. Furthermore, beginning March 31, 2012, we will not permit at any time prior to July 1, 2013, cash and cash equivalents to be less than the entire outstanding amount of the Convertible Notes.

The amended liquidity facility continues to provide that if (i) we fail to pay any amount when due under the facility, (ii) or to comply with our other requirements mentioned above, (iii) if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. As of June 30 and March 31, 2010, $442.5 million was outstanding under the liquidity facility with the remainder available to us. We have classified the $442.5 million of outstanding loans at June 30, 2010 under the liquidity facility as short term debt and as part of our capital structure. In connection with the Amendment, we paid a one-time fee to participating lenders of $6.8 million which was recorded in Other assets at June 30, 2010 and will be amortized over the life of the facility.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. We had $6.1 million of issued letters of credit as of June 30, 2010.

As of June 30, 2010, our available liquidity and long-term capital decreased to $2,961.6 million from $3,262.0 million, as of March 31, 2010. Our management views long-term capital as all sources of debt (excluding short-term borrowings) and equity from our unaudited consolidated balance sheet which includes excess capital. An analysis of our available liquidity and long-term capital position is as follows:

(Dollars in millions)
Client Assets	June 30, 2010	March 31, 2010
Non-Segregated Payables to customers	$981.9	$991.1
Non-Segregated Collateral	387.0	314.0

	1,368.9	1,305.1

Undrawn Liquidity Sources
Liquidity Facility - Undrawn Portion (1)	758.4	1,057.5

	758.4	1,057.5
Long-Term Capital
Equity	1,331.7	1,141.4
Preferred Stock (Notional Value)	300.0	300.0
Liquidity Facility	—	300.0
Convertible Notes (Par Value)	205.0	205.0
Less: Non-Earning Assets (2)	(460.1)	(419.9)

	1,376.6	1,526.5
Less: Required Capital	(542.3)	(627.2)

Excess Capital	834.3	899.3

Total Available Liquidity and Long-Term Capital (3)	$2,961.6	$3,261.9

(1)

Lehman Commercial Paper, Inc. is no longer a participating bank upon amendment of our liquidity facility. At March 31, 2010, the undrawn portion included a loan commitment of $60.0 million, which we believed Lehman Commercial Paper, Inc. would not fund.

(2)	Non-earning assets consists of other receivables, memberships in exchanges, furniture, equipment and leasehold improvements, goodwill, intangible assets and other assets.
(3)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of the net (decreases)/increases in cash and cash equivalents:

(Dollars in millions)	Three months ended June 30,
	2010	2009
Cash flows from:
Operating activities	$(359.6)	$416.2
Investing activities	(11.2)	(5.9)
Financing activities	164.3	(230.3)
Effect of exchange rate changes	(2.1)	3.0

Net (decrease)/increase in cash and cash equivalents	$(208.6)	$183.0

Operating Activities

Net cash used in operating activities was $359.6 million in the three months ended June 30, 2010 compared to cash provided by operating activities of $416.2 million in the three months ended June 30, 2009. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the three months ended June 30, 2010, we recorded impairment charges of $0.8 million related to goodwill and amortization of debt issuance costs of $1.7 million. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the three months ended June 30, 2010, and 2009, these arrangements resulted in net cash received of $4,875.0 million and net cash provided of $5,579.3, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the three months ended June 30, 2010 and 2009, resulting in cash used of $5,282.8 million and $6,763.1 million, respectively. Overall, in the three months ended June 30, 2010, the movements in these arrangements drove the decrease in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for the three months ended June 30, 2010 resulted in cash provided of $198.5 million compared to $514.8 million for the three months ended June 30, 2009. This activity directly impacts our operating cash flows, as was evidenced during fiscal 2010.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2010 to June 30, 2010, and we analyze the changes to our client activities and how we have financed these activities as follows:

(dollars in billions)	June 30, 2010	March 31, 2010	Change

Drivers of Liquidity - Client Activity
Receivables - Customers, net of allowances	$0.3	$0.3	$—
Payables - Customers	(11.3)	(11.9)	0.6

Receivables - Brokers, dealers, and clearing organizations	2.0	3.3	(1.3)
Payables - Brokers, dealers, and clearing organizations	(1.6)	(2.2)	0.6

Net (uses)/sources				(0.1)

Yield Enhancement Activities
Cash and cash equivalents	0.6	0.8	0.2
Restricted cash and segregated securities	9.5	9.7	(0.2)
Securities purchased under agreements to resell	15.5	22.1	(6.6)
Securities sold under agreements to repurchase	(27.1)	(29.0)	1.9

Net			(4.7)

Securities borrowed	3.8	4.0	(0.2)
Securities loaned	(1.2)	(0.9)	(0.3)

Net			(0.5)

Securities owned	15.5	10.3	5.2
Securities sold, not yet purchased, at fair value	(4.3)	(4.4)	0.1

Net			5.3

Net funding sources/(uses)				0.1

				$0.0

Investing Activities

Net cash used in investing activities was $11.2 million during the three months ended June 30, 2010, as compared to $5.9 million for the three months ended June 30, 2009. These activities primarily relate to the purchase of exchange memberships, and furniture, equipment and leasehold improvements offset by proceeds received from the sale of seats and shares related to exchange memberships. In the three months ended June 30, 2010, cash used in connection with earn-out payments related to prior acquisitions was $0.8 million, as compared to $0.5 million during the three months ended June 30, 2009. In the three months ended June 30, 2009, we received cash of $0.1 million from the sale of exchange seats and shares. In the three months ended June 30, 2010 and 2009, cash used to purchase furniture, equipment and leasehold improvements were $10.4 million and $5.4 million, respectively.

Financing Activities

Net cash provided by financing activities was $164.3 million during the three months ended June 30, 2010, as compared to cash used of $230.3 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, these financing activities mainly related to the net proceeds from issuance of our Common Stock of $174.8 million and proceeds from other short-term borrowings of $4.0 million, which was offset by payment of debt issuance costs related to the amendment of our liquidity facility of $6.8 million and the payment of preferred dividends of $7.7 million. For the three months ended June 30, 2009, our financing activities included the early repayment of the outstanding balance of $240.0 million under our two-year term facility, offset by an increase of $17.4 million in other short-term borrowings and the payment of preferred dividends of $7.7 million.

Dividend Policy

We currently do not intend to pay any cash dividends on our shares of Common Stock in the foreseeable future. We intend to retain all our future earnings, if any, to fund the development and growth of our business. Any future determination whether or not to pay dividends on our shares of Common Stock will be made, subject to applicable law, by our board of directors and will depend upon our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business and investment strategy and other factors that our board of directors deem relevant.

On July 27, 2010, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of August 2, 2010, and will be paid on August 16, 2010.

Off-Balance Sheet Arrangements and Risk

We are a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying unaudited consolidated balance sheets for these arrangements.

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

We also enter into certain resale and repurchase transactions that are accounted for as sales and purchases and accordingly de-recognize the related assets and liabilities from the unaudited consolidated balance sheets. See Note 5 to our unaudited consolidated financial statements for further details.

Fair Value of Financial Instruments

We carry a significant portion of our assets and liabilities at fair value. These assets and liabilities consist of financial instruments, including cash and derivative products, and primarily represent our investment, trading, financing and customer facilitation activities. Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. Changes in the fair value of financial instruments are recognized in earnings within Principal transactions in our unaudited consolidated statements of operations.

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

Financial instruments are categorized into a three-level valuation hierarchy for disclosure of fair value measurements, as further discussed in Note 17. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. The fair value hierarchy is based on the observability of inputs in the valuation of an asset or liability at the measurement date. In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of our assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The three levels are described as follows:

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

Refer to Note 17, Fair Value Measurements and Derivative Activity, for the analysis prepared as of June 30 and March 31, 2010.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. We will adopt ASU No. 2010-20 in the third quarter of fiscal 2011 and are currently evaluating the impact it will have on our consolidated financial statements upon adoption.

In February 2010, FASB issued ASU No. 2010-10, Consolidation - Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date of the updated VIE accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. We adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to our unaudited consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a variable-interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU No. 2010-10 to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU will also amend guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. We adopted ASU No. 2009-17 in the first quarter of fiscal 2011 with no material impact on our unaudited consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 which was codified and superseded by ASU No. 2009-16 (“ASU No. 2009-16”) in December 2009. ASU No. 2009-16 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. ASU No. 2009-16 also introduces the concept of a “participating interest”, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, ASU No. 2009-16 clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. ASU No. 2009-16 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. We adopted ASU No. 2009-16 in the first quarter of fiscal year 2011 with no material impact on our unaudited consolidated financial statements.

Critical Accounting Estimates

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

Our critical accounting policies and estimates are summarized in Item 7 of our 2010 Annual Report on Form 10-K.

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

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments that we hold. We are exposed to interest rate risk on various forms of debt that we owe; client cash and margin balances and positions we carry in fixed income securities, equity securities, options and futures. To manage the assets and liabilities of our company and related interest obligations, we invest in various financial instruments in accordance with our internal investment policy. Any changes in interest rates can adversely change our interest income relative to our interest expenses. For further information related to our hedging activities, see our Annual Report on Form 10-K for the year ended March 31, 2010.

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

The table below shows the approximate increase in our other expenses due to instantaneous 10% adverse currency-exchange rate movements against the U.S. dollar in our major currency exposures for the year-end June 30, 2010:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$5.2
Australian dollar	10%	$0.8
Singapore dollar	10%	$0.6
Euro	10%	$0.4

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

As of June 30, 2010, our end-of-day value-at-risk for financial positions taken for our own account, estimated at a 95% confidence level over a one-day time horizon, was $6.1 million. This calculation excludes exchange shares, U.S. treasury securities deposited at commodity clearing organizations and investments of client funds.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

	June 30, 2010
Risk Categories	Average	Minimum	Maximum
(Dollars in thousands)

Commodities	$402	249	517
Equities	580	101	830
Fixed Income	5,469	3,836	6,363
Foreign Exchange	93	89	97
Diversification effect (1)	(1,095)	(340)	(1,496)

Total	$5,449	$3,935	$6,311

(1)	Equals the difference between total value-at-risk and the sum of the value-at-risk for the four risk categories. This arises because the market risk categories are not perfectly correlated.

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

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. Regulatory authorities may increase or decrease these requirements from time to time. We also maintain excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur in the future. Proposed changes in financial regulation and standards, both in the U.S., as well as throughout the world (such as changes to the European Union’s Capital Requirements Directive), if adopted could require us to increase our regulatory capital.

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

Our policy requires us to have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks which was amended and extended in June 2010 to $1,200.9 million of credit facility ($758.4 million of which is undrawn at June 30, 2010). To support the business’ settlement and intra-day requirements, we also maintain committed and uncommitted credit lines with financial institutions. We anticipate accessing these facilities and credit lines from time to time.

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

CFTC Potential Action

In May 2007, our U.S. operating subsidiary, MF Global Inc., formerly known as Man Financial Inc (“MFGI”), and two of our individual employees received what is commonly referred to as a “Wells notice” from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades that we executed in 2004 for a customer and reported to NYMEX. This matter was settled under the terms of the CFTC Settlement referred to above under “Unauthorized Trading Incident of February 26/27, 2008—Commodity Futures Trading Commission Proceeding”.

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

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against us and our former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department (“MRD”) as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through our broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that we and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by our actions in sending price indications to the MRD of BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the investigation described above in “CFTC Natural Gas Price Information Investigation”. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $639.4 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to us (and

Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. We made a motion to dismiss the complaint, which was recently denied by the court. This litigation is in its earliest stages. No provision for losses has been recorded in connection with this matter.

Parabola/Tangent

In December 2006, Parabola/Tangent filed a claim in the Commercial Court in London against us and one of our brokers alleging alternatively fraudulent and negligent misrepresentation and breach of fiduciary duty in connection with execution-only accounts that were active in our London office between July 2001 and February 2002. The claimants sought £3.2 million (approximately $5.3 million) in damages and speculative claims, including claims for lost profits, of up to an additional £28.0 million (approximately $46.1 million). A trial began in March 2009. In May 2009 a judgment was rendered in favor of the plaintiff and against us in the amount of £19.29 million plus interest and costs. We have appealed this judgment. An expense of $8.0 million was recorded in the three months ended March 31, 2009 in connection with this litigation, based on the judgment rendered, after adjusting for insurance proceeds of $23.5 million. In May 2010 the Court of Appeals denied our appeal and affirmed the judgment rendered by the commercial court. We have decided not to appeal further.

Eagletech Communications Inc., et al. v. Citigroup, Inc. et al.

Our U.S. operating subsidiary, MFGI, was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. (“Eagletech”) and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as “100 John Doe defendants or their nominee entities”. The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that “Man Group PLC d/b/a Man Financial Inc” participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C. § 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MFGI, filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act (“PSLRA”) and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court’s June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. There has been no activity since that time and we believe this matter is no longer pending.

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

Voiran Trading Limited

On December 29, 2008, we received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The letter and arbitration proceeding alleges that our U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This litigation is in its earliest stages. No provision for losses has been recorded in connection with this matter.

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MFGI in June 2009 on the theory that our withdrawal of $50.2 million within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. We believe there are substantial defenses available to us and we intend to resist the Trustee’s attempt to recover those funds from us. In addition, to the extent the Trustee recovered any funds from us, we would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages. No provision for losses has been recorded in connection with this claim.

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and us, among others, in the United States District Court for the Eastern District of New York, alleging that we, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. We have made a motion to dismiss which has been granted with prejudice. If plaintiffs appeal, we believe we have meritorious defenses. No provision for losses has been recorded in connection with this matter.

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

Man Group Receivable

In late April 2009, we formally requested that Man Group (our largest shareholder at the time and former parent company) make a payment of $29.8 million that Man Group owes to us in connection with the recapitalization of our balance sheet at the time of the IPO in fiscal 2008. Man Group has demanded arbitration and we have agreed to an arbitration by the London Court of International Arbitration (“LCIA”). As a result of this unresolved claim, we recorded a receivable of $29.8 million in equity. If we prevail in our claim, we would expect to restore our equity by the amount we receive from Man Group (if any) and, if we are not successful, we would expect to write off the receivable to additional paid in capital and not to increase our equity. The reduction in equity does not affect amounts reported in our earnings, our income statement or our cash position for any prior period and we do not expect the resolution of the claim, whether favorable to us or not, to affect our earnings or our income statement for the current or any future period, although any amounts we recover would increase our cash position. In June and July 2010, this matter was heard by the LCIA and a decision is pending.

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

•

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the guarantees. This arbitration is proceeding.

•

Morgan Fuel v. MFGI and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFGI and Market Services. Morgan Fuel claims that MFGI and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses. Morgan Fuel contends that MFGI and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York had temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there was no agreement to arbitrate. The motion for a permanent stay was denied and we appealed that decision. The Appellate Division, First Department has reversed the order of the Supreme Court of New York, granted the petition to permanently stay the arbitration of Morgan Fuel’s claims and denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. Morgan Fuel has filed for leave to appeal with the New York Court of Appeals.

•

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFGI, Market Services and Steven Bellino (a former MFGI employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim had also been denied by the court and we had appealed that decision as well. The Appellate Division, First Department has reversed the order of the Supreme Court of New York, granted the petition to permanently stay this claim and denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. Morgan Fuel has filed for leave to appeal with the New York Court of Appeals.

It is difficult at this stage to determine exposure, if any. In any event, we intend to pursue our arbitration vigorously. No provision for losses has been recorded in connection with this matter.

In re: Platinum and Palladium Commodities Litigation

On August 4, 2010, MFGI was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodities Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFGI, as its executing broker, to enter “large” market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. This matter is in its earliest stages and no provision for losses has been recorded in connection with this claim.

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

For a discussion of our potential risks and uncertainties, see information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010. If any of the risks discussed in our 2010 Form 10-K or this Form 10-Q actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

RISKS RELATED TO REGULATION AND LITIGATION

Pending as well as proposed legislation and regulatory initiatives may significantly affect our businesses.

Recent market and economic conditions have led to new legislation and numerous proposals for changes in the regulation of the financial services industry, including significant additional legislation and regulation in the United States and abroad. Proposals for further regulation of financial institutions, both domestically and internationally, include calls to increase their capital and liquidity requirements; limit the size and types of the activities permitted; and increase taxes on some institutions. The recently enacted Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Bill”) in the United States also imposes more comprehensive regulation over the financial services industry and will likely subject portions of our business to additional regulation.

These initiatives and legislation would affect not only us but also certain of our customers and counterparties. For example, increased capital requirements for certain market participants may increase transaction costs, which might result in decreased transaction volumes; decreases in transaction volumes could adversely affect our earnings. As a result, these new (and other) legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our businesses. Because of the sweeping nature of the changes to be made pursuant to the Dodd-Frank Bill, among other legislative and regulatory initiatives, as well as the need for clarifying and implementing regulations and/or technical corrections, at this time, we cannot predict whether or how our business will be impacted with any degree of certainty. Accordingly, we cannot provide assurance that any such new legislation or regulation, or that which may be proposed in the future, would not have an adverse effect on our business, results of operations, cash flows or financial condition.

If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and rulemaking have increased substantially, increasing the costs and risks associated with our operations. As these regulatory trends continue, it could adversely affect our operations and, in turn, our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amendment, dated August 3, 2010, to Employment Agreement of Jon S. Corzine.

10.2	Amendment, dated August 3, 2010, to amended and restated Employment Agreement of J. Randy MacDonald.

10.3	Amendment, dated August 3, 2010, to Employment Agreement of Laurie R. Ferber.

31.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD

By:	/s/ Jon S. Corzine
Name:	Jon S. Corzine
Title:	Chief Executive Officer

By:	/s/ J. Randy MacDonald
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: August 5, 2010