Form 10-Q/A
period 2010-06-30
MF Global Holdings Ltd.
filed 2010-09-02
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report includes the following financial and related information from MF Global Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Comprehensive Income and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment, dated August 3, 2010, to Employment Agreement of Jon S. Corzine.

10.2*	Amendment, dated August 3, 2010, to amended and restated Employment Agreement of J. Randy MacDonald.

10.3*	Amendment, dated August 3, 2010, to Employment Agreement of Laurie R. Ferber.

31.1*	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on August 6, 2010.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD

	By:	/S/ J. RANDY MACDONALD
	Name:	J. Randy MacDonald
	Title:	Chief Financial Officer

	By:	/S/ HENRI J. STEENKAMP
	Name:	Henri J. Steenkamp
	Title:	Chief Accounting Officer, Controller & Senior Vice President
Date: September 2, 2010