Form 10-Q
period 2010-09-30
MF Global Holdings Ltd.
filed 2010-11-05
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended September 30, 2010

or

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

The number of common stock outstanding of the registrant as of September 30, 2010, was 163,113,285.

MF GLOBAL HOLDINGS LTD.

PART I. – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenues
Commissions	$327,827	$342,442	$704,473	$681,255
Principal transactions	45,153	41,313	111,495	90,968
Interest income	127,938	94,715	242,170	195,901
Other	10,807	9,374	22,679	23,012

Total revenues	511,725	487,844	1,080,817	991,136

Interest and transaction-based expenses:
Interest expense	55,141	30,093	100,572	59,160
Execution and clearing fees	154,973	146,257	330,169	288,392
Sales commissions	61,272	59,452	120,302	120,024

Total interest and transaction-based expenses	271,386	235,802	551,043	467,576
Revenues, net of interest and transaction-based expenses	240,339	252,042	529,774	523,560

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	139,497	163,355	294,871	334,968
Employee compensation related to non-recurring IPO awards	3,841	9,168	12,436	18,013
Communications and technology	34,381	28,663	65,808	55,821
Occupancy and equipment costs	11,175	9,766	22,278	19,467
Depreciation and amortization	11,080	14,241	21,614	27,859
Professional fees	13,317	18,137	31,374	39,027
General and other	19,280	21,679	38,748	60,178
IPO-related costs	—	23	—	894
Restructuring charges	2,918	—	12,792	—
Impairment of goodwill	698	618	1,546	1,160

Total other expenses	236,187	265,650	501,467	557,387
(Loss)/gain on exchange seats and shares	(317)	10,606	1,641	11,244
Loss on extinguishment of debt	2,737	—	2,737	9,682
Interest on borrowings	10,042	9,987	19,577	20,512

(Loss)/income before provision for income taxes	(8,944)	(12,989)	7,634	(52,777)
Provision/(benefit) for income taxes	29,323	(4,977)	37,464	(19,403)
Equity in income of unconsolidated companies (net of tax)	577	310	1,204	930

Net loss	(37,690)	(7,702)	(28,626)	(32,444)
Net income attributable to noncontrolling interest (net of tax)	1,064	631	1,307	1,041

Net loss attributable to MF Global Holdings Ltd.	$(38,754)	$(8,333)	$(29,933)	$(33,485)

Dividends declared on preferred stock	6,758	7,678	14,436	15,356
Deemed dividend resulting from exchange offer	48,792	—	48,792	—

Net loss applicable to common shareholders	$(94,304)	$(16,011)	$(93,161)	$(48,841)

Loss per share (see Note 14):
Basic	$(0.59)	$(0.13)	$(0.64)	$(0.40)
Diluted	$(0.59)	$(0.13)	$(0.64)	$(0.40)
Weighted average number of shares of common stock outstanding:
Basic	160,913,554	123,254,930	145,402,775	123,087,787
Diluted	160,913,554	123,254,930	145,402,775	123,087,787

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	September 30, 2010	March 31, 2010
Assets
Cash and cash equivalents	$641,219	$826,227
Restricted cash and segregated securities	11,099,640	9,693,927
Securities purchased under agreements to resell (including $11,347,122 and $14,825,760 at fair value, respectively)	9,495,597	22,125,430
Securities borrowed (including $0 and $1,004,017 at fair value, respectively)	2,628,750	3,918,553
Securities received as collateral	55,282	52,185
Securities owned (including $12,362,214 and $8,357,551 pledged, respectively)	15,058,170	10,320,139
Receivables:
Brokers, dealers and clearing organizations	5,054,001	3,317,789
Customers (net of allowances of $32,861 and $31,371 respectively)	313,284	292,110
Other	82,941	44,418
Memberships in exchanges, at cost (fair value of $16,345 and $19,285, respectively)	5,849	6,262
Furniture, equipment and leasehold improvements, net	95,400	72,961
Intangible assets, net	63,812	73,359
Other assets	237,987	222,720

TOTAL ASSETS	$44,831,932	$50,966,080

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	$472,223	$142,867
Securities sold under agreements to repurchase (including $8,213,934 and $9,281,426 at fair value, respectively)	18,660,968	29,079,743
Securities loaned	1,192,683	989,191
Obligation to return securities borrowed	55,282	52,185
Securities sold, not yet purchased, at fair value	7,066,727	4,401,449
Payables:
Brokers, dealers and clearing organizations	2,175,603	2,240,731
Customers	13,304,474	11,997,852
Accrued expenses and other liabilities	205,500	197,074
Long-term borrowings	191,018	499,389

TOTAL LIABILITIES	43,324,478	49,600,481

Commitments and contingencies (Note 10)
Preferred stock, $1.00 par value per share; 200,000,000 shares authorized; 1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
403,550 and 1,500,000 Series B Convertible, issued and outstanding, non-cumulative, respectively	34,446	128,035

EQUITY
Common stock, $1.00 par value per share; 1,000,000,000 shares authorized, 162,945,731 and 121,698,729 shares issued and outstanding, respectively	162,945	121,699
Treasury stock	—	(219)
Receivable from shareholder	—	(29,779)
Additional paid-in capital	1,554,818	1,367,948
Accumulated deficit	(358,399)	(328,466)
Accumulated other comprehensive income/(loss) (net of tax)	138	(5,752)
Noncontrolling interest	17,339	15,966

TOTAL EQUITY	1,376,841	1,141,397

TOTAL LIABILITIES AND EQUITY	$44,831,932	$50,966,080

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,626)	$(32,444)
Less: Net income attributable to noncontrolling interest, net of tax	1,307	1,041

Net loss attributable to MF Global Holdings Ltd.	(29,933)	(33,485)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gains on sale of exchanges seats and shares	(398)	(257)
Depreciation and amortization	21,614	27,859
Stock-based compensation expense	30,755	36,683
Bad debt expense	1,221	(615)
Deferred income taxes	(37,201)	(18,222)
Equity in income of unconsolidated affiliates	(1,204)	(930)
Dividend received from unconsolidated affiliates	—	2,106
Income attributable to noncontrolling interest, net of tax	1,307	1,041
(Gain)/loss on extinguishment of debt	(2,821)	9,682
Amortization of debt issuance costs	3,873	3,905
Impairment of goodwill	1,546	1,160
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	(1,394,163)	89,868
Securities purchased under agreements to resell	12,629,834	(8,694,026)
Securities borrowed	1,289,800	(3,460,012)
Securities owned	(4,737,702)	(7,981,196)
Receivables:
Brokers, dealers and clearing organizations	(1,726,951)	(181,858)
Customers	(22,340)	(157,813)
Other	(38,448)	(3,367)
Other assets	26,045	(10,380)
(Decrease)/increase in operating liabilities:
Securities sold under agreements to repurchase	(10,418,774)	18,131,682
Securities loaned	203,492	(1,204,560)
Securities sold, not yet purchased, at fair value	2,665,274	2,257,918
Payables:
Brokers, dealers and clearing organizations	(65,375)	1,331,427
Customers	1,289,318	393,622
Accrued expenses and other liabilities	2,023	(118,035)

Net cash (used in)/provided by operating activities	(309,208)	422,197

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands)

	Six months ended September 30,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(1,546)	(1,160)
Proceeds from sale of memberships in exchanges	542	257
Purchase of furniture, equipment and leasehold improvements	(32,352)	(15,807)

Net cash used in investing activities	(33,356)	(16,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other short-term borrowings, net	29,363	3,452
Issuance of common stock	184,000	—
Repayment of two-year term facility	—	(240,000)
Repayment of convertible notes	(4,482)	—
Payment of debt issuance costs	(6,818)	(791)
Payment of common stock issuance costs	(9,690)	—
Proceeds from Man Group	29,779	—
Payment to Man Group for windfall benefit	(751)	—
Payment related to exchange of preferred securities	(2,153)	—
Payment of dividends on preferred stock	(14,436)	(15,356)
Payment of deemed dividend resulting from exchange offer	(48,792)	—

Net cash provided by/(used in) financing activities	156,020	(252,695)

Effect of exchange rates on cash and cash equivalents	1,536	4,819

(Decrease)/increase in cash and cash equivalents	(185,008)	157,611
Cash and cash equivalents at beginning of year	826,227	639,183

Cash and cash equivalents at end of period	$641,219	$796,794

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	55,282	1,474
Obligation to return securities borrowed	(55,282)	(1,474)

In July 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its outstanding Convertible Notes and Series B Preferred Stock. In the exchange offer, $9,337 in principal amount of the Convertible Notes and 1,096,450 shares of Series B Preferred Stock were validly tendered. The Company issued, in the aggregate, 893,486 shares of its Common Stock to the tendering holders of the Convertible Notes and 10,492,366 shares of Common Stock to the tendering holders of the shares of Series B Preferred Stock.

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Treasury Stock	Receivable from Shareholder	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/ Income	Noncontrolling interest in subsidiaries	Total Equity
Equity at March 31, 2010	$121,699	$(219)	$(29,779)	$1,367,948	$(328,466)	$(5,752)	$15,966	$1,141,397

Stock-based compensation				32,872				32,872
Net loss attributable to MF Global Holdings Ltd.					(29,933)			(29,933)
Net income attributable to noncontrolling interest							1,307	1,307
Foreign currency translation						5,890	66	5,956
Stock issued in connection with employee stock award plans	3,946	219		(15,886)				(11,721)
Public stock issuance	25,915			148,395				174,310
Settlement of windfall benefit to Man Group				149				149
Dividend distributions				(14,436)				(14,436)
Deemed dividend resulting from exchange offer				(48,792)				(48,792)
Exchange of convertible notes and preferred B shares	11,385			84,568				95,953
Settlement of shareholder receivable			29,779					29,779

Equity at September 30, 2010	$162,945	$—	$—	$1,554,818	$(358,399)	$138	$17,339	$1,376,841

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net loss	$(37,690)	$(7,702)	$(28,626)	$(32,444)
Foreign currency translation adjustment	9,183	6,219	5,956	14,676

Comprehensive loss	$(28,507)	$(1,483)	$(22,670)	$(17,768)
Comprehensive income attributable to noncontrolling interest	1,627	481	1,373	1,633

Comprehensive loss attributable to MF Global Holdings Ltd.	$(30,134)	$(1,964)	$(24,043)	$(19,401)

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1: Organization and Basis of Presentation

MF Global Holdings Ltd. (together with its subsidiaries, the “Company”) is a leading commodities broker-dealer in derivatives and cash markets and provides market participants with trading and hedging solutions. Building on a history that extends more than 225 years, the Company provides institutional and retail clients with access to the world’s commodities and financial futures markets, as well as to fixed income, equities and foreign exchange markets. The Company offers its global client base actionable market insight and expertise as well as access to deep liquidity, provides access to more than 70 exchanges and is a leader by volume on many of the largest derivatives exchanges around the world. The Company is operated and managed on an integrated basis as a single operating segment, with a presence in the United States (“U.S.”), the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India and Japan, among others.

The Company’s principal subsidiaries operate as registered futures commission merchants and as broker-dealers or the local equivalents and maintain futures, options, and securities accounts for customers. The Company’s subsidiaries are members of various commodities, futures, and securities exchanges in North America, Europe, and the Asia Pacific region and accordingly are subject to local regulatory requirements including those of the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. Securities and Exchange Commission (“SEC”), and the U.K. Financial Services Authority (“FSA”), among others.

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

In the first quarter of fiscal 2011, the Company reclassified certain amounts in the statements of operations to better present its business transactions and explain its financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In addition, all dividends earned or paid in equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the three and six months ended September 30, 2009 the reclassification made for dividends was $1,131 and $5,075, respectively. These consolidated changes have been voluntarily reclassified by the Company and do not reflect an error or misstatement. The Company does not believe that these adjustments are quantitatively or qualitatively material.

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

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are fixed cash deposits of $58,349 and $61,148 as of September 30 and March 31, 2010, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, many of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At September 30 and March 31, 2010, the Company was in compliance with its segregation requirements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of September 30 and March 31, 2010, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $8,696,377 and $9,523,608, respectively. The Company sold or repledged securities aggregating $12,237,604 and $5,860,051, respectively. Counterparties have the right to sell or repledge these securities. See Note 3 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Furniture, equipment and leasehold improvements

Furniture and equipment are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated over their estimated useful lives of 3 to 5 years on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the related leases, which range from 2 to 10 years. The Company capitalizes the costs of software developed for internal use in accordance with ASC 350. The software developed or obtained for internal use is amortized over its estimated useful life of 1 to 5 years on a straight-line basis. A summary of furniture, equipment, and leasehold improvements is as follows:

	September 30, 2010	March 31, 2010
Leasehold improvements	$63,015	$56,969
Equipment	73,941	77,627
Furniture and fixtures	35,127	37,538
Computer software	53,519	39,135

Total cost	225,602	211,268
Less: accumulated depreciation and amortization	130,202	138,306

Cost, net of accumulated depreciation and amortization	$95,400	$72,961

Equity

The Company has 1,000,000,000 shares authorized at $1.00 par value per share (“Common Stock”). On June 8, 2010, the Company completed its public offering and sale of 25,915,492 shares of Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, the Company granted the underwriters a 30–day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full on June 3, 2010. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, the Company received $174,310 as proceeds. At September 30 and March 31, 2010, the Company has 162,945,731 and 121,698,729 shares of Common Stock issued and outstanding, respectively.

At September 30 and March 31, 2010, noncontrolling interests recorded in the consolidated balance sheets were $17,339 and $15,966, respectively.

Restructuring

In May 2010, the Company commenced a strategic assessment of its cost base, including reviews of its compensation structure and non-compensation expenses. As a result of this evaluation, the Company planned to reduce its workforce by 10% to 15%. The Company recorded restructuring charges of $2,918 and $12,792 during the three and six months ended September 30, 2010,

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

respectively, as a result of these plans. These charges include $2,513 and $11,693 for severance and other employee compensation costs and $405 and $1,099 for occupancy and equipment costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of September 30, 2010, the Company had paid $11,339 and has a remaining accrual of $1,453, substantially all of which will be paid out within one year.

Principal transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary securities transactions. Revenues from matched principal brokerage activities are recorded on the trade date. For these activities, commission is not separately billed to customers; instead a commission equivalent is included in transaction revenues following execution of the transaction on behalf of customers. Principal transactions also includes unrealized gains or losses on equity swaps and contracts for differences (“CFDs”) together with the unrealized gains and losses on the related matching equity hedges that are entered into on a matched-principal basis. Additionally, the Company records the total return of equity swaps entered into as part of a matched equity hedge in Principal transactions. Principal transactions also include dividends earned and paid in equity trading strategies. On a gross basis, dividends earned and paid included in principal transactions for the three months ended September 30, 2010 were $41,346 and $42,481, respectively, and $6,120 and $4,989, respectively, for the three months ended September 30, 2009. On a gross basis, dividends earned and paid included in principal transactions for the six months ended September 30, 2010 were $385,968 and $174,637, respectively, and $17,123 and $12,048, respectively, for the six months ended September 30, 2009.

Proprietary securities transactions are recorded on the trade date. Profits and losses arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis, including to a lesser extent from derivatives transactions executed for the Company’s own account to hedge foreign currency exposure as well as the ineffectiveness and termination of hedged transactions with respect to the Company’s interest rate exposure. The Company does not separately amortize purchase premiums and discounts associated with proprietary securities transactions, as these are a component of the recorded fair value. Changes in the fair value of such securities are recorded as unrealized gains and losses within Principal transactions in the consolidated statements of operations. Contractual interest expense earned and incurred on these transactions is included in Interest income and Interest expense in the consolidated statements of operations.

Interest

Interest is recognized on an accrual basis and includes amounts receivable on customer funds, company funds, debt instruments such as agency securities and collateralized financing arrangements. Interest income related to repurchase agreements, securities borrowed and collateralized financing arrangements are recognized over the life of the transaction. Interest income and expense for resale and repurchase agreement transactions are presented net in the consolidated statements of operations pursuant to accounting guidelines.

Consolidation

The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, or exercises significant influence, but not control, are accounted for using the equity method of accounting. As of September 30 and March 31, 2010, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited, 73.2% of MF Global Futures Trust Co. Ltd. and had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

The Company launched the MF Global Multi-Strategy Futures Trust Fund (the “Fund”) and it is sponsored by one of the Company’s affiliates in Taiwan. While the Company has no direct investment in the Fund, it is responsible for selecting the Commodity Trading Advisors to manage the Fund and providing certain clearing and execution services. The Fund is structured under Taiwanese regulations for a futures trust fund, and due to this structure, the Company has consolidated the Fund under the guidance of ASC 810, Consolidation. At September 30, 2010, the Fund’s total assets of $39,719 were included in Other assets and the Fund’s total liabilities and equity of $39,719 were included in Accrued expenses and other liabilities within the Company’s Consolidated Balance Sheet.

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

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

In February 2010, the FASB issued ASU No. 2010-10, Consolidation - Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date of the updated variable-interest entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. The Company adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to its unaudited consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU No. 2010-10 to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU also amended guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. The Company adopted ASU No. 2009-17 in the first quarter of fiscal 2011 with no material impact to its unaudited consolidated financial statements.

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

Note 3: Collateralized Financing Transactions

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government and federal agencies. The Company retains the right to repledge collateral received in collateralized financing transactions. As of September 30, 2010, the market value of collateral received under resale agreements was $80,078,115, of which $333,192 was deposited as margin with clearing organizations. As of March 31, 2010, the market value of collateral received under resale agreements was $68,958,618, of which $199,599 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of September 30 and March 31, 2010, the market value of collateral pledged under repurchase agreements was $84,591,421 and $75,606,222, respectively. As of September 30 and March 31, 2010, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Equity.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Resale and repurchase transactions are presented on a net-by-counterparty basis when certain requirements related to the offsetting of amounts related to certain repurchase and resale agreements are satisfied. In addition, the Company entered into certain of these agreements that are accounted for as sales and purchases and de-recognized related assets and liabilities from the unaudited consolidated balance sheets. At September 30, 2010, securities purchased under agreements to resell and securities sold under agreements to repurchase of $0 and $3,762,272, respectively, at contract value, were derecognized. At March 31, 2010, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,199,842 and $5,702,980, respectively, at contract value.

At September 30, 2010, certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elected the fair value option for those resale and repurchase agreements that were entered into on or after April 1, 2009, and that do not settle overnight or do not have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At September 30, 2010, the fair value of these resale and repurchase agreements was $11,347,122 and $8,213,934, respectively. At March 31, 2010, the fair value of these resale and repurchase agreements was $14,825,760 and $9,281,426, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations. The gains related to resale and repurchase agreements was $1,903 and $1,633, respectively, for the three months ended September 30, 2010 and $6,757 and $3,535, respectively, for the six months ended September 30, 2010. During the three months ended September 30, 2009, the amount of gains and losses related to resale and repurchase agreements was $7,077 of gains and $3,643 of losses, respectively. During the six months ended September 30, 2009, the amount of gains and losses related to resale and repurchase agreements was $12,083 of gains and $6,569 of losses, respectively.

The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value.

The carrying values of the securities sold under repurchase transactions, including accrued interest, by maturity date are:

	September 30, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$523,378	7,471,515	2,046,416	105,774	1,266,520	11,413,603
U.S. corporations	311,394	1,249	440,379	—	98,825	851,847
Foreign governments	263,721	2,305,235	2,154,636	439,418	1,161,369	6,324,379
Foreign corporations	37,056	34,083	—	—	—	71,139

Total	$1,135,549	$9,812,082	$4,641,431	$545,192	$2,526,714	$18,660,968

	March 31, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$1,334,376	$15,649,717	$815,274	$637,552	$1,239,413	$19,676,332
U.S. corporations	93,216	43,086	—	—	—	136,302
Foreign governments	103,141	3,242,366	4,878,894	105,521	897,943	9,227,865
Foreign corporations	39,244	—	—	—	—	39,244

Total	$1,569,977	$18,935,169	$5,694,168	$743,073	$2,137,356	$29,079,743

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions. These transactions facilitate the settlement process and may require the Company to deposit cash or other collateral with the lender.

The Company elected to record at fair value securities borrowed and securities loaned transactions that are entered into on or after July 1, 2009 that have a specific termination date beyond the business day following the trade date. At September 30, there were no securities borrowed transactions carried at fair value. At March 31, 2010, the fair value of these securities borrowed agreements was $1,004,017. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations. During the three and six months ended September 30, 2010, the net amount of gains and losses related to securities borrowed agreements was $2 and $0. During the three and six months ended September 30, 2009, the amount of gains related to securities borrowed agreements was $27. At September 30 and March 31, 2010, there were no securities loaned transactions carried at fair value. For transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded on the unaudited consolidated balance sheets.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 4: Securities Owned and Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	September 30, 2010		March 31, 2010
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$5,772,096	$5,956,099	$3,903,235	$3,493,000
Corporate debt securities	408,900	240,564	207,165	162,586
Foreign government bonds	2,068,247	698,361	1,117,693	543,359
Equities	467,435	122,042	418,586	201,558
Shares held due to demutualization of exchanges	15,511	—	14,034	—
Other	41,594	49,661	12,810	946

Total	$8,773,783	$7,066,727	$5,673,523	$4,401,449

As of September 30 and March 31, 2010, there were no U.S. government securities and federal agency obligations owned by the Company and deposited as margin with clearing organizations.

Segregated Securities

At September 30 and March 31, 2010, the Company had segregated securities of $9,255,661 and $7,587,632, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $7,455,586 and $4,280,140 at September 30 and March 31, 2010, respectively, of which $1,212,042 and $1,115,806 are at fair value as a result of the Company’s fair value election, at September 30 and March 31, 2010, respectively.

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the unaudited consolidated balance sheet. During the three and six months ended September 30, 2010 the Company recognized other-than-temporary impairment of $440 and $1,061 related to debt securities issued by the U.S. government. The Company will not recover the amortized cost of these particular securities prior to their known call date. No impairment charge was recorded for the year ended March 31, 2010.

The following table summarizes the carrying value, fair value and unrealized gains and losses, none of which are greater than 12 months, for the held-to-maturity securities at September 30 and March 31, 2010:

	September 30, 2010
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$632,319	633,510	$2,823	$(1,632)
Debt securities issued by the U.S. government and federal agencies	5,652,068	5,659,387	8,144	(825)

Total	$6,284,387	$6,292,897	$10,967	$(2,457)

	September 30, 2010
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$667,061	668,317	$1,311	$(55)
Debt securities issued by the U.S. government and federal agencies	725,543	727,416	2,001	(128)

Total	$1,392,604	$1,395,733	$3,312	$(183)

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

Note 5: Fair Value Measurements and Derivative Activity

Fair Value

The Company has a framework for measuring fair value and a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied this framework to all financial instruments that are required to be reported at fair value.

The Company also considers its own credit spreads when measuring the fair value of liabilities, including OTC derivative contracts. The Company has considered the impact of counterparty credit risk in the valuation of its assets and its own credit spreads when measuring the fair value of liabilities, including derivatives.

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

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following tables summarize the Company’s financial assets and liabilities as of September 30 and March 31, 2010, by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of September 30, 2010
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,536,191	$1,103,423	$—	$—	$4,639,614
U.S. government agency mortgage backed securities	—	1,539,944	—	—	1,539,944
Private label mortgage backed securities	—	15,271	—	—	15,271
Corporate debt securities	—	393,629	—	—	393,629
Foreign government bonds	2,068,247	—	—	—	2,068,247
Equities	467,435	—	—	—	467,435
Shares held due to demutualization of exchanges	—	1,422	14,089	—	15,511
Other	41,594	—	—	—	41,594

Total securities owned (4)	$6,113,467	$3,053,689	$14,089	$—	$9,181,245

Derivative Assets
Futures transactions	$2,901,057	$—	$—	$(1,491,483)	$1,409,574
Foreign currency and other derivative transactions	86,030	1,043,765	—	(1,074,736)	55,059

Total derivative assets (2)	2,987,087	1,043,765	—	(2,566,219)	1,464,633

Securities purchased under agreements to resell (5) (6)	—	43,646,867	—	(31,087,703)	12,559,164

Total assets at fair value	$9,100,554	$47,744,321	$14,089	$(33,653,922)	$23,205,042

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$3,996,985	$345,313	$—	$—	$4,342,298
U.S. government agency mortgage backed securities	—	1,613,801	—	—	1,613,801
Private label mortgage backed securities	—	196	—	—	196
Corporate debt securities	—	240,368	—	—	240,368
Foreign government bonds	698,361	—	—	—	698,361
Equities	122,042	—	—	—	122,042
Other	49,661	—	—	—	49,661

Total securities sold, not yet purchased	$4,867,049	$2,199,678	$—	$—	$7,066,727

Derivative liabilities
Futures transactions	$2,887,414	$—	$—	$1,674,494	$4,561,908
Foreign currency and other derivative transactions	89,691	1,061,848	—	(662,586)	488,953

Total derivative liabilities (3)	2,977,105	1,061,848	—	1,011,908	5,050,861

Securities sold under agreements to repurchase (5)	—	39,301,637	—	(31,087,703)	8,213,934

Total liabilities at fair value	$7,844,154	$42,563,163	$—	$(30,075,795)	$20,331,522

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $3,902,652 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $40,451 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $10,429,216 within Payables to customers and Payables to brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $49,666 which is recorded in Securities sold, not yet purchased.
(4)	Includes $407,462 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the Consolidated Balance Sheet.
(5)	Excludes Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $1,212,042 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of March 31, 2010
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,195,306	$1,647,723	—	—	$3,843,029
U.S. government agency mortgage backed securities	—	407,985	—	—	407,985
Private label mortgage backed securities	—	1,584	—	—	1,584
Asset backed securities	—	448	—	—	448
Corporate debt securities	—	205,133	—	—	205,133
Foreign government bonds	1,117,693	—	—	—	1,117,693
Equities	418,586	—	—	—	418,586
Shares held due to demutualization of exchanges	—	—	14,034	—	14,034
Other	1,110	11,700	—	—	12,810

Total securities owned (4)	$3,732,695	$2,274,573	$14,034	$—	$6,021,302

Derivative Assets
Futures transactions	$3,549,003	$—	$—	$(1,925,278)	$1,623,725
Foreign currency and other derivative transactions	61,972	1,057,190	—	(1,036,079)	83,083

Total derivative assets (2)	3,610,975	1,057,190	—	(2,961,357)	1,706,808

Securities borrowed (5) (7)	—	1,008,534	—	—	1,008,534
Securities purchased under agreements to resell (5) (6)	—	40,955,248	—	(25,013,682)	15,941,566

Total assets at fair value	$7,343,670	$45,295,545	$14,034	$(27,975,039)	$24,678,210

Liabilities
U.S. government securities and federal agency obligations	$2,017,197	$1,105,240	$—	$—	$3,122,437
U.S. government agency mortgage backed securities	—	370,563	—	—	370,563
Corporate debt securities	—	162,586	—	—	162,586
Foreign government bonds	543,359	—	—	—	543,359
Equities	201,558	—	—	—	201,558
Other	946	—	—	—	946

Total securities sold, not yet purchased	$2,763,060	$1,638,389	$—	$—	$4,401,449

Derivative liabilities
Futures transactions	$3,556,612	$—	$—	$566,804	$4,123,416
Foreign currency and other derivative transactions	63,908	1,055,513	—	(451,090)	668,331

Total derivative liabilities (3)	3,620,520	1,055,513	—	115,714	4,791,747

Securities sold under agreements to repurchase (5)	—	34,295,108	—	(25,013,682)	9,281,426

Total liabilities at fair value	$6,383,580	$36,989,010	$—	$(24,897,968)	$18,474,622

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $1,898,574 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which is accounted for at other than fair value and $4,517 of interest receivable in securities borrowed. Excludes $3,506 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $9,446,836 within Payables to customers and Payables to brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $946 which is recorded in Securities sold, not yet purchased.
(4)	Includes $347,779 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the Consolidated Balance Sheet.
(5)	Excludes Securities borrowed, Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $1,115,806 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.
(7)	Includes $4,517 of interest receivable which is recorded in Receivables from brokers, dealers and clearing organizations.

Changes in unrealized gains and losses relating to assets or liabilities, measured at fair value, still held at the end of the period, are reported in Principal transactions revenues in the unaudited consolidated statements of operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

within a different level in the fair value hierarchy (either Level 1 or Level 2). The Company often enters into positions with one counterparty which are generally offset with opposite transactions with other counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

For the three and six months ended September 30, 2010, the Company did not have significant transfers in or out of Level 1 and Level 2 in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the periods for all financial assets and liabilities categorized as Level 3 as of the three and six months ended September 30, 2010 and 2009. The net unrealized losses reflected in Level 3 should be considered in the context of the factors discussed below.

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

•	There were no transfers in or out of Level 3 for the three and six months ended September 30, 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Beginning balance	$17,001	$14,988	$14,034	$14,367
Total realized and unrealized gains	1,770	10,455	4,743	11,009
Purchases, sales and settlements, net	(4,683)	6	(4,683)	59
Transfers out of Level 3	—	(170)	—	(170)
Foreign currency translation	1	—	(5)	14

Balance, end of period	$14,089	$25,279	$14,089	$25,279

The balance at September 30, 2010 and 2009 respectively is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in (Loss)/gain on exchange seats and shares and in Other income in the unaudited consolidated statements of operations. Net unrealized gains/(losses) relating to instruments held at September 30, 2010 for the three and six months ended was $1,095 and $243, respectively. Net unrealized gains/(losses) relating to instruments held at September 30, 2009 for the three and six months ended was $4,473 and $11,009 respectively. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at September 30 and March 31, 2010 was $222,984 and $531,800, respectively. The fair value of long-term debt was determined by reference to the September 30, 2010 market values of comparably rated debt instruments.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products. In connection with these trading activities, the Company may use derivative instruments to facilitate client transactions on a matched-principal basis. The Company enters into derivative transactions generally in response to or in anticipation of client demand, primarily to facilitate the execution of existing client orders or in the expectation that future client orders will become available to fill the other side of the transaction. The Company enters into derivatives or other financial instruments to generally offset the exposure from client transactions. The Company also uses derivative instruments to hedge its own corporate exposure to changes in foreign currency and interest rate risks and to manage its liquid corporate assets. In accordance with the accounting standard for derivatives and hedging, the Company currently does not apply hedge accounting to its derivative activities.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of September 30 and March 31, 2010.

	September 30, 2010
	Derivative Assets (1)				Derivative Liabilities(2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$3,552	17,602	—	21,154	$3,784	22,586	—	26,370	65,099
Foreign exchange rate	63,127	480,627	—	543,754	52,368	483,152	—	535,520	4,402,329
Equity	52,583	69,327	—	121,910	64,287	70,666	—	134,953	949,752,286
Commodity	2,908,277	476,208	—	3,384,485	2,906,331	485,445	—	3,391,776	768,912

Total fair value of derivative contracts				$4,071,303				$4,088,619
Impact of netting and collateral				(2,566,219)				1,011,908

Total fair value				$1,505,084				$5,100,527

	MARCH 31, 2010
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$1,135	4,345	—	5,480	$545	8,915	—	9,460	30,542
Foreign exchange rate	61,008	407,503	—	468,511	61,220	386,916	—	448,136	5,394,601
Equity	6,081	74,463	—	80,544	6,201	69,651	—	75,852	1,002,329,264
Commodity	3,543,858	573,278	—	4,117,136	3,553,501	590,030	—	4,143,531	848,042

Total fair value of derivative contracts				$4,671,671				$4,676,979
Impact of netting and collateral				(2,961,357)				115,714

Total fair value				$1,710,314				$4,792,693

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from brokers, dealers and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased and Payables to customers and Payables to brokers, dealers and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

The Company’s volumes of exchange traded futures and options executed and/or cleared, where the unrealized gain or loss is settled daily, and there is no receivable or payable associated with the contract, was 427,176,568 and 948,955,022 contracts for the three and six months ended September 30, 2010, respectively, and 393,731,414 and 822,474,826 contracts for the three and six months ended September 30, 2009, respectively. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the unaudited consolidated statements of operations for the three and six months ended September 30, 2010 and 2009.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

	Three months Ended September 30,		Six months Ended September 30,
Type of Instrument	2010	2009	2010	2009
Fixed Income/ Interest rate	$15,006	$10,922	$10,747	$18,340
Foreign exchange	7,299	13,395	24,938	31,801
Equity	8,999	2,350	33,191	8,109
Commodity	12,098	11,959	39,283	27,844
Other	1,751	2,687	3,336	4,874

Total	$45,153	$41,313	$111,495	$90,968

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties, and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of September 30, 2010, the aggregate fair value of derivative agreements, with credit-risk-related contingent features that were in a net liability position was $13,668, for which the Company has posted collateral of $19,740 in accordance with trading agreements. If the Company’s long term credit rating had a one-notch or two-notch reduction, as of September 30, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $1,901 and $2,003, respectively. As of March 31, 2010, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $23,413, for which the Company has posted collateral of $29,861 in accordance with arrangements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of March 31, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $3,162.

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	September 30, 2010		March 31, 2010
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$367,483	$249,480	$418,994	$403,959
Due from/to clearing brokers	1,215,204	2,858	1,056,664	2,699
Due from/to clearing organizations	869,281	193,870	1,100,520	58,364
Fees and commissions	828	61,942	934	55,289
Unsettled trades and other	2,601,205	1,667,453	740,677	1,720,420

Total	$5,054,001	$2,175,603	$3,317,789	$2,240,731

Note 7: Receivables from and Payables to Customers

Receivables from customers, net of allowances, and payables to customers are as follows:

	September 30, 2010		March 31, 2010
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$237,674	12,268,382	$202,652	10,905,593
Foreign currency and other OTC derivative transactions	29,265	601,997	31,808	638,254
Securities transactions	29,573	422,230	43,329	445,303
Other	16,772	11,865	14,321	8,702

Total	$313,284	$13,304,474	$292,110	$11,997,852

Note 8: Goodwill and Intangible Assets

There were no acquisitions during the three and six months ended September 30, 2010 or 2009.

During the three and six months ended September 30, 2010, earn-out payments of $698 and $1,546 were made relating to a prior acquisition, which were accounted for as additional purchase consideration. As of September 30, 2010, the Company had one remaining arrangement that could result in contingent, or “earn-out”, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to fiscal 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years (to fiscal 2017), subject to a remaining maximum of approximately $68,000.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing, as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 10.80% as its discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred stock, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at September 30, 2010, there was a very limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at September 30, 2010. Based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $698 and $1,546 in the three and six months ended September 30, 2010, respectively, to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The summary of the Company’s goodwill is as follows:

Balance as of March 31, 2010	$—
Additions	1,546
Impairment	(1,546)

Balance as of September 30, 2010	$—

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Intangible assets, subject to amortization as of September 30 and March 31, 2010 are as follows:

	September 30, 2010	March 31, 2010
Customer relationships
Gross carrying amount	$259,943	$259,943
Accumulated amortization	(200,574)	(193,157)

Net carrying amount	59,369	66,786

Technology assets
Gross carrying amount	32,114	32,114
Accumulated amortization	(29,105)	(27,101)

Net carrying amount	3,009	5,013

Trade names
Gross carrying amount	2,934	2,934
Accumulated amortization	(1,500)	(1,374)

Net carrying amount	1,434	1,560

Total	$63,812	$73,359

The amortization included in Depreciation and amortization for the three and six months ended September 30, 2010 was $5,419 and $10,837, respectively. The estimated amortization expense to be recorded for the remainder of fiscal 2011 is approximately $7,499. The estimated amortization expense for the remaining intangible assets for the next five fiscal years, starting fiscal 2012, is approximately $12,995, $12,431, $10,471, $7,448 and $4,993, respectively.

Note 9: Borrowings

Short term borrowings consist of the following:

	September 30, 2010	March 31, 2010
Other short-term borrowings	$442,500	$142,500
Bank overdrafts	29,723	367

Total	$472,223	$142,867

Long-term borrowings consist of:

	September 30, 2010	March 31, 2010
9.00% Convertible Notes due 2038	$191,018	$199,389
Other long-term borrowings	—	300,000

Total	$191,018	$499,389

Liquidity Facility

At March 31, 2010, the Company had a $1,500,000 unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of banks.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit the Company, in addition to certain of its subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are $1,200,875, all of which is available to the Company for borrowing until the Old Maturity Date (at which time, $511,250 will cease to be available for borrowing), and $689,625 is available for borrowing until the Extended Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to $188,386) will become due. Under the terms of the amended liquidity facility, the Company may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date and also for general corporate purposes.

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

In all cases, borrowings are subject to the terms and conditions set forth in the liquidity facility which contains financial and other customary covenants. The amended liquidity facility includes a covenant requiring the Company to maintain a minimum Consolidated Tangible Net Worth of not less than the sum of (i) 75% of the pro forma Consolidated Tangible Net Worth as of March 31, 2010 after giving effect to the offering by the Company of equity interests on June 2, 2010, including exercise of the underwriters’ option to purchase additional shares, and the consummation in whole or in part of the offer to exchange of the Company dated June 1, 2010 plus (ii) 50% of the net cash proceeds of any offering by the Company of equity interests consummated after the second amendment effective date plus (iii) 25% of cumulative net income for each completed fiscal year of the Company after the second amendment effective date for which consolidated net income is positive. The amended liquidity facility also requires the Company to limit its Consolidated Capitalization Ratio to be no greater than 40% prior to March 31, 2011; 37.5% on or after March 31, 2011 and before March 31, 2012; and 35% on or after March 31, 2012. Furthermore, commencing on March 31, 2012, the amended liquidity facility also require the Company to limit its Consolidated Leverage Ratio as at the last day of any period of four fiscal quarters to be no greater than 3 to 1. Under the amended liquidity facility, the Company has agreed that it will not use proceeds of any borrowing under the liquidity facility to redeem, repurchase or otherwise retire any Convertible Notes. Furthermore, beginning March 31, 2012, the Company will not permit at any time prior to July 1, 2013, cash and cash equivalents to be less than the entire outstanding amount of the Convertible Notes.

The amended liquidity facility continues to provide that if (i) the Company fails to pay any amount when due under the facility, (ii) or to comply with its other requirements mentioned above, (iii) fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. As of September 30 and March 31, 2010, $442,500 was outstanding under the liquidity facility with the remainder available to the Company. The Company has classified the $442,500 of outstanding loans at September 30, 2010 under the liquidity facility as short term debt and as part of its capital structure. In connection with the Amendment, the Company paid a one-time fee to participating lenders of $6,818 recorded in Other assets and will be amortized over the life of the facility.

At September 30, 2010, the Company was in compliance with its covenants under the liquidity facility.

Convertible Senior Notes

The Company has outstanding $195,663 aggregate principal amount of 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The Convertible Notes mature on June 20, 2038. Holders may convert the Convertible Notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, common stock or a combination thereof at the Company’s election. The initial conversion rate for the Convertible Notes is 95.6938 shares of common stock per $1 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $10.45 per share of common stock. The conversion rate will be subject to adjustment in certain events. The Company may redeem the Convertible Notes,

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

in whole or in part, for cash at any time on or after July 1, 2013 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of their Convertible Notes for cash on July 1, 2013, July 1, 2018, July 1, 2023, July 1, 2028 and July 1, 2033 at a price equal to 100% of the principal amount of Convertible Notes to be repurchased plus accrued and unpaid interest.

On July 15, 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its outstanding Convertible Notes. In the exchange offer, $9,337 in aggregate principal amount of the Convertible Notes were validly tendered and for each $1 principal amount of Convertible Note tendered, the Company issued 95.6938 shares of its Common Stock and paid a cash premium of $0.48, plus accrued interest up to, but not including, July 15, 2010, amounting to approximately $7.25 per $1 principal amount of notes. The Company issued, in the aggregate, 893,486 shares of its Common Stock and paid an aggregate cash premium of $4,482 to the tendering holders of such Convertible Notes.

As of September 30, 2010, $195,663 in aggregate principal amount of Convertible Notes remain outstanding. The terms and conditions of the Convertible Notes remain unchanged.

Note 10: Commitments and Contingencies

Legal

Set forth below are the potentially material litigations and regulatory proceedings to which the Company is a party or in which the Company is involved through one of its operating subsidiaries.

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of the Company’s US operating subsidiary MF Global Inc. (MFGI), Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141,045 shortfall (the “Dooley Trading Incident”). The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by MFGI the next day. As a result of the Dooley Trading Incident:

•

Class Action Suits. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. This litigation is in its early stages and the Company believes it has meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

Insurance Claim. MFGI filed a claim under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, MFGI’s Bond insurers denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They also initiated an action against MFGI in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. MFGI believes the insurers’ position to be in error and filed a counterclaim in order to seek to enforce its right to payment in court. The Bond insurers sought partial summary judgment, which the Court denied. The Bond insurers have filed a Notice of Appeal.

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Risk Department as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through MFGI’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFGI and Saab knew that Lee was fraudulently misrepresenting prices in his natural gas options book and aided and abetted his ability to do so by sending price indications to BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680,000 (approximately $660,900) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to MFGI (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing except for defendants’ alleged illegal conduct. MFGI made a motion to dismiss the complaint, which was denied by the court. This litigation is in its earliest stages and MFGI believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, MFGI, along with four other futures commission merchants (“FCMs”), was named as a defendant in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFGI and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32,000, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17,000 in claimed damages plus exemplary damages from all defendants. MFGI filed a motion to dismiss the amended complaint, which was granted by the court and appealed by the plaintiffs. No provision for losses has been recorded in connection with this litigation.

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

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MFGI in June 2009 on the theory that MFGI’s withdrawal of $50,200 within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. MFGI believes there are substantial defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from MFGI. In addition, to the extent the Trustee recovered any funds from MFGI it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages. No provision for losses has been recorded in connection with this claim.

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and MFGI, among others, in the United States District Court for the Eastern District of New York, alleging that MFGI, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. MFGI made a motion to dismiss which has been granted with prejudice. If plaintiffs appeal, MFGI believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $10 each. MFGI made a motion to dismiss which was granted by the court. Plaintiffs have appealed. No provision for losses has been recorded in connection with this matter.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Man Group Receivable

In late April 2009, the Company formally requested payment of certain amounts that Man Group (its largest shareholder at the time and former parent company) owed to the Company. Man Group demanded arbitration and, as a result of this unresolved claim, the Company recorded a receivable for the amount owed in equity. In June and July 2010, this matter was heard by the LCIA which in September 2010 issued an award in favor of the Company. Man Group paid the Company $32,619, which was comprised of the full amount owed plus an agreed upon amount for costs and interest. Of the amounts paid, $29,779 has been recorded against equity on the consolidated balance sheet, plus an additional payment of $2,840 for legal costs and interest, which has been recorded within Other revenues on the consolidated statement of operations.

Morgan Fuel/Bottini Brothers

MFGI and MF Global Market Services LLC (“Market Services”) are currently involved in litigation with the principals (the “Bottinis”) of a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

•

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8,300, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the personal and unconditional guarantees they had issued for the obligations of Morgan Fuel. This arbitration is proceeding.

•

Morgan Fuel v. MFGI and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFGI and Market Services. Morgan Fuel claims that MFGI and Market Services caused Morgan Fuel to incur approximately $14,200 in trading losses. Morgan Fuel seeks recovery of $5,900 in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8,300 in trading losses. Morgan Fuel contends that MFGI and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. MFGI moved to permanently stay this arbitration on the ground that there was no agreement to arbitrate. The Supreme Court of New York for the County of New York denied the motion and MFGI appealed that decision. The Appellate Division, First Department reversed the order of the Supreme Court, permanently stayed the arbitration of Morgan Fuel’s claims, and subsequently denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. Morgan Fuel filed for leave to appeal with the New York Court of Appeals, which was denied.

•

The Bottinis had asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFGI, Market Services and Steven Bellino (a former MFGI employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim had been denied by the trial court and, on appeal, the Appellate Division, First Department reversed the order of the trial court, permanently stayed this claim and subsequently denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. The Bottinis then withdrew their third-party claim against Morgan Fuel, which is no longer a party to the arbitration on the unconditional guarantees. Morgan Fuel filed for leave to appeal with the New York Court of Appeals, which was denied.

There is no affirmative claim against Market Services at this time, which intends to pursue its arbitration vigorously.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

In re: Platinum and Palladium Commodities Litigation

On August 4, 2010, MFGI was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York which alleged claims of manipulation and aiding and abetting manipulation in violation of the Commodities Exchange Act. Specifically, the complaint alleged that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFGI, as its executing broker, to enter “large” market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFGI was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium commodities in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs’ claimed damages have not been quantified. This matter is in its earliest stages and no provision for losses has been recorded in connection with this claim.

Other

In addition to the matters discussed above, from time to time the Company is party to, or is involved through one of its operating subsidiaries in, litigation and regulatory proceedings that arise in the ordinary course of its business. Aside from those matters discussed above, the Company does not believe that it is party to any pending or threatened litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows.

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation which would impose a 50% charge on certain discretionary bonus payments in excess of £25, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. As of March 31, 2010, this law had not been enacted and no accrual had been made with respect to this item in the Company’s financial statements. This law was enacted in April 2010. The Company recorded a charge of approximately $3,000 during the first fiscal quarter of 2011 which was paid during the three months ended September 30, 2010.

Guarantees

The Company is required to disclose representations and warranties which it enters into and which may provide general indemnifications to others. As of September 30, 2010 and 2009, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of September 30, 2010 and 2009 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

Lines of Credit

The Company has a $1,200,875 committed revolving liquidity facility. See Note 9 for further information. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution,

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. The Company had $4,800 and $6,200 of issued letters of credit as of September 30 and March 31, 2010, respectively.

Note 11: Convertible Preferred Stock

Non-Cumulative Convertible Preferred Stock, Series B

On June 25, 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). The Company pays dividends on the Series B Preferred Stock, when, as and if declared by its board of directors, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15. Dividends on the Series B Preferred Stock are not cumulative and may be paid in cash, common stock or both.

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

On July 15, 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its Series B Preferred Stock. In the exchange offer, 1,096,450 shares of Series B Preferred Stock were validly tendered and for each share of Series B Preferred Stock tendered, the Company issued 9.5694 shares of Common Stock and paid a cash premium of $44.50 per share of Series B Preferred Stock, plus accrued dividends up to, but not including, July 15, 2010, amounting to approximately $1.60 per share of Series B Preferred Stock. The Company issued, in the aggregate, 10,492,366 shares of Common Stock and paid an aggregate cash premium of $48,792 to the tendering holders of such shares of Series B Preferred Stock. For the three and six months ended September 30, 2010, this cash premium is presented as a deemed dividend in the consolidated statement of operations to calculate Net loss applicable to common shareholders.

As of September 30, 2010, 403,550 shares of Series B Preferred Stock remain outstanding. The terms and conditions of the Series B Preferred Stock remain unchanged.

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

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A Preferred Stock are cumulative at the rate of 10.725% per annum, payable in cash or common stock, at the Company’s option, and holders will participate in common stock dividends, if any. Dividends are payable if, as and when determined by the Company’s board of directors, but if not paid they accumulate and dividends accrue on the arrearage at the same annual rate. Accumulated dividends on the Series A Preferred Stock become payable in full upon any conversion or any liquidation of the Company. The Company will not be permitted to pay any dividends on or to repurchase shares of its common stock during any period when dividends on the Series A Preferred Stock are in arrears. Holders will have the right to vote with holders of the common stock on an “as-converted” basis. The Company may require the holders to convert the stock at any time after May 15, 2013 when the closing price of the common stock exceeds 125% of the conversion price for a specified period. In connection with the investment, J.C. Flowers was granted the right to appoint a director to the Company’s Board of Directors. Pursuant to this right, the Company appointed David I. Schamis to its board. In addition, if the Company fails to pay dividends on the Series A Preferred Stock for six quarterly periods, whether or not consecutive, the Series A preferred shareholders will have the right as a class to elect two additional directors to the Company’s board. See Note 9 for a discussion of the replacement capital covenant entered into in connection with the issuance of the Series A Preferred Stock.

On April 28, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $3,656, respectively. These dividends had a record date of May 3, 2010, and were paid on May 14, 2010. On July 27, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $984, respectively. These dividends had a record date of August 2, 2010, and were paid on August 13, 2010.

Note 12: Stock-Based Compensation Plans

The Company has established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of September 30, 2010, the LTIP provides for the issuance of up to 24,340,597 shares.

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

Compensation expense for the stock-based compensation plans has been measured in accordance with ASC 718. Net income for the three and six months ended September 30, 2010 and 2009 includes the following related to the Company’s stock-based compensation arrangements:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Employee compensation and benefits (excluding IPO awards)	$10,307	$9,344	$19,834	$18,575
Employee compensation related to non-recurring IPO awards	2,326	9,168	10,921	18,013

Total	$12,633	$18,512	$30,755	$36,588

Income tax benefits	$3,987	$5,841	$9,649	$11,681

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The Company has no pool of windfall tax benefits. The Company recorded deferred tax assets on its unaudited consolidated balance sheets related to stock compensation awards issued in connection with the IPO. Due to declines in the Company’s stock price, the tax deduction for the vested shares issued in connection with the IPO does not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value. The resulting shortfall of $28,210 was recorded as tax expense in the consolidated statement of operations in the three and six months ended September 30, 2010.

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

	Six months ended September 30,
	2010	2009
Expected volatility	49.8%	55.0%
Risk free interest rate	2.3%	2.9%
Expected dividend yield	0%	0%
Expected term	5.1 years	4.5 years

The following tables summarize activity for the Company’s plans for the six months ended September 30, 2010:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at April 1, 2010	7,119,502	$19.72	5.0	$4,697
Granted	4,264,797	8.45	8.5
Exercised	(83,334)	3.02	5.1
Forfeited and cancelled	(830,448)	13.58	4.8

Stock options outstanding as of September 30, 2010	10,470,517	15.74	6.1	1,757
Stock options expected to vest as of September 30, 2010	10,126,572	15.99	6.0	1,982
Stock options exercisable at September 30, 2010	4,829,502	$24.27	4.2	$566

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

During the six months ended September 30, 2009, 1,236,138 options were granted and 776,055 options were forfeited or cancelled. The weighted-average grant-date fair value of options granted during the six months ended September 30, 2010 and 2009 was $3.90 and $2.78, respectively. The total cash received from options exercised during the six months ended September 30, 2010 was $252 and the tax benefits realized from these exercises was $82. The total intrinsic value of options exercised during the six months ended September 30, 2010 was $349. No options were exercised during the six months ended September 30, 2009.

	Restricted Stock Units
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	8,394,256	$17.42
Granted	7,742,758	7.72
Exercised	(5,805,158)	21.60
Forfeited	(749,624)	9.01

Nonvested as of September 30, 2010	9,582,232	$7.72
Total unrecognized compensation expense remaining	$55,208
Weighted-average years expected to be recognized over	2.6

During the six months ended September 30, 2009, 1,508,431 restricted stock units were granted, with a weighted average grant date fair value of $5.79 and 132,124 restricted stock units were forfeited. During the six months ended September 30, 2009, 637,419 shares of stock were issued from the vesting of restricted stock units. The total fair value of restricted stock units exercised during the six months ended September 30, 2010 and 2009 was $125,410 and $12,258, respectively.

	Restricted Stock
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	242,720	$25.25
Granted	83,100	7.22
Vested	(138,562)	23.49
Forfeited	(4,528)	16.96

Nonvested as of September 30, 2010	182,730	$18.33
Total unrecognized compensation expense remaining	$634
Weighted-average years expected to be recognized over	0.6

During the six months ended September 30, 2009, 44,976 shares of restricted stock were granted and 66,800 shares of stock vested. The total fair value of restricted stock vested during the six months ended September 30, 2010 and 2009 was $3,255 and $450, respectively. No shares of restricted stock were forfeited during the six months ended September 30, 2009.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. During the six months ended September 30, 2010 75,609 shares of stock were awarded from this plan. No shares were awarded from this plan during the six months ended September 30, 2009. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. During the six months ended September 30, 2010 and 2009, no shares were awarded from this plan. These plans are accounted for as compensatory under ASC 718.

Note 13: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three and six months ended September 30, 2010 was approximately (327.9%) and 490.8%, as compared to approximately 38.3% and 36.8% for the three and six months ended September 30, 2009. The change in the Company’s effective tax rate for the three months ended September 30, 2010 reflects (i) the $28,210 write-off of the deferred tax asset associated with equity compensation awards that vested at a lower fair market value on the vesting date, (ii) a greater percentage of

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

profits being earned in higher-tax jurisdictions, and (iii) the tax effect of non-deductible items. In addition, as a result of the expiration of certain U.S. tax provisions relating to the treatment of income earned by controlled foreign corporations, the projected full year tax rate increased. If these provisions are extended, there would be a favorable impact on the Company’s effective tax rate in the quarter in which the legislation is enacted. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the six months ended September 30, 2010, was approximately 36.5%.

Uncertain Tax Positions

As of March 31, 2010, the Company had total unrecognized tax benefits of $21,950. For the six months ended September 30, 2010, the Company has decreased gross unrecognized tax benefits by $794 as a result of settlements with certain tax authorities. The Company increased gross unrecognized tax benefits by $989 which includes $555 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $22,145 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits may decrease by an immaterial amount in the next 12 months as a result of expiring statutes of limitations or settlements.

Note 14: Earnings per Share

The Company computes earnings per share in accordance with applicable accounting standards, which discuss the accounting for earnings per share and participating securities and the two-class method. The Company’s Series A Preferred Stock is classified as participating securities whereby the holder participates in undistributed earnings with common shareholders.

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

If dilutive, the numerator for Diluted EPS is net income attributable to MF Global Holdings Ltd. after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average number of shares of common stock outstanding with the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preferred Stock, if dilutive, in accordance with the if-converted method. The Company then uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted stock, restricted stock units and unexercised stock options. In calculating the number of shares of dilutive stock outstanding, the shares of common stock underlying unvested restricted stock is assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of September 30, 2010 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Basic and diluted loss per share:
Numerator:
Net loss attributable to MF Global Holdings Ltd.	$(38,754)	$(8,333)	$(29,933)	$(33,485)
Less: Dividends declared for Series A Preferred Stock	(4,022)	(4,022)	(8,044)	(8,044)
Dividends declared on Series B Preferred Stock	(2,736)	(3,656)	(6,392)	(7,312)
Deemed dividend resulting from exchange offer	(48,792)	—	(48,792)	—

Net loss applicable to common shareholders	$(94,304)	$(16,011)	$(93,161)	$(48,841)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	160,913,554	123,254,930	145,402,775	123,087,797

Basic and Diluted loss per share	$(0.59)	$(0.13)	$(0.64)	$(0.40)

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Diluted loss per share is the same as basic loss per share for all periods presented, as the impact of outstanding stock awards, Convertible Notes, and Series A and Series B Preferred Stock is anti-dilutive. The Convertible Notes, and Series A and Series B Preferred Stock are weighted based on the period outstanding during the respective period presented. The following table presents the potential stock excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive in each period:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Restricted stock units and restricted stock	9,725,613	8,001,189	9,725,613	8,001,189
Stock options	10,470,517	10,593,952	10,470,517	10,593,952
9.0% Convertible Notes	18,723,732	19,617,225	18,723,732	19,617,225
Series B Preferred Stock	3,861,722	14,354,067	3,861,722	14,354,067
Series A Preferred Stock	12,000,000	12,000,000	12,000,000	12,000,000

Total	54,781,584	64,566,433	54,781,584	64,566,433

Note 15: Related Party Transactions

Beginning in July 2007, Man Group, through one of its subsidiaries, held approximately 18.6% of the Company’s outstanding Common Stock. During the three months ended September 30, 2009, Man Group sold its remaining investment of approximately 18.4% of the Company’s outstanding Common Stock and, as such, transactions between Man Group and the Company after September 30, 2009 are no longer separately disclosed as related party transactions. Income and expense transactions between Man Group and the Company are disclosed below as related party transactions for the three and six months ended September 30, 2009. The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

Revenues earned from and expenses incurred with Man Group for the three and six months ended September 30, 2009 are summarized as follows:

	Three months ended September 30, 2009	Six months ended September 30, 2009
Revenues
Commissions	$6,002	$11,617
Interest income	127	291

Total revenues	6,129	11,908
Less: Interest expense	125	301

Revenues, net of interest and transaction-based expenses	6,004	11,607

Expenses
Employee compensation and benefits	109	109
Communications and technology	371	877
Occupancy and equipment costs	1,232	2,508
Professional fees	—	2
General and other	919	1,555

Total non-interest expenses	2,631	5,051

Total, net	$3,373	$6,556

The Company leases office space from and subleases office space to Man Group. In connection with the leasing of office space from Man Group, the Company receives certain office services that will continue for the duration of the lease.

In September 2010 Man Group paid the Company $32,619 related to an arbitration. See Note 10 for further information.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

Each region’s contribution to the consolidated amount is as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenues, net of interest and transaction-based expenses:
North America	$133,506	$129,493	$278,718	$271,128
Europe	72,054	88,862	174,667	180,605
Rest of World	34,779	33,687	76,389	71,827

Total	$240,339	$252,042	$529,774	$523,560

Revenues, net of interest and transaction-based expenses, are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and six months ended September 30, 2010 and 2009. Revenues, net of interest and transaction-based expenses by product, have not been provided as this information is impracticable to obtain.

Note 17: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are members, and other local regulatory bodies, as applicable.

The Company’s U.S. operating subsidiary, MFGI, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At September 30, 2010, the Company had net capital, as defined, of $631,495, net capital requirements of $431,627, and excess net capital of $199,868.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At September 30, 2010, the Company was in compliance with all of these provisions.

In accordance with the rules of the FSA in the U.K., the Company’s FSA-regulated subsidiary, MF Global U.K. Limited, must comply with financial resources requirements, which since January 1, 2008, is subject to the requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. However, for the purposes of prudential supervision, the Company as a consolidated group is not subject to the consolidated regulatory capital requirements under the current European Union’s Capital Requirements Directive.

At September 30, 2010, the Company’s FSA-regulated subsidiary had financial resources in total, as defined, of $568,956, resource requirements of $214,030, and excess financial resources of $354,926.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at September 30, 2010 and 2009.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 18: Subsequent Events

Dividends

On October 28, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in an aggregate amount of $4,022 and $984, respectively. These dividends have a record date of November 1, 2010 and payment date of November 15, 2010.

Acquisition of Washington Research Group

On November 1, 2010 the Company acquired Washington Research Group (“WRG”), a Washington, D.C.-based, policy-focused investment research firm that provides leading institutional equity investors with insights and analysis on the impact of government policy on investment opportunities. WRG is a policy analyst team that covers a broad range of sectors including health care, financial services, defense, national security, international trade, media/telecommunications, agribusiness, biofuels, tobacco and corporate tax. WRG’s research team is based in Washington, D.C. and has sales and trading staff located in New York, Chicago and Boston. The impact of this acquisition is not expected to be material to the Company’s financial position.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

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

Business Overview

We are a leading commodities broker-dealer in derivatives and cash markets and provide market participants with trading and hedging solutions. We provide institutional and retail clients with access to the world’s commodities and financial futures markets as well as to fixed income, equities and foreign exchange markets. We offer our global client base actionable market insight and expertise as well as access to deep liquidity, provide access to more than 70 exchanges and are a leader by volume on many of the largest derivatives exchanges around the world. We operate globally, with a presence in the United States (“U.S.”), the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India and Japan, among others. Our clients include corporations, hedge funds and other asset managers, and sovereign institutions, as well as professional traders and individual investors. We principally offer execution and clearing services for five general types of products: fixed income, commodities, foreign exchange, equities and interest rates. We have a broad retail product offering as well. Our business model is global and client-driven, and we have organized our business to centrally manage our resources to offer clients an expansive array of products across a broad range of markets and geographies. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

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

Consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared increased 8.6% from 395.8 million contracts in the three months ended September 30, 2009 to 429.8 million contracts in the three months ended September 30, 2010. The total volume of exchange-traded futures and options we executed and/or cleared increased 15.6% from 825.5 million contracts in the six months ended September 30, 2009 to 954.5 million contracts in the six months ended September 30, 2010. This is as a result of improved global market conditions as compared to last year, increased client activity driven by the volatility in the currency markets and uncertainty in European markets during the six months ended September 30, 2010. This increased volume is more consistent with the growth in our transactions volumes that we experienced in prior years and that was related to increased volatility in many of the markets in which we operate. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

Significant Business Developments

Offer to Exchange

On July 15, 2010, we completed our offer to exchange shares of our common stock, par value $1.00 per share (“Common Stock”) and a cash premium for any and all of our outstanding 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”) and 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). As of the expiration of the exchange offer, 1.1 million shares of Series B Preferred Stock were validly tendered and we issued 10.5 million shares of Common Stock, paid a cash premium of $48.8 million and paid accrued dividends of $1.8 million. The cash premium is presented as a deemed dividend in the unaudited consolidated statement of operations to calculate Net loss applicable to common shareholders. In addition, $9.3 million in aggregate principal amount of the Convertible Notes were validly tendered and we issued 0.9 million shares of Common Stock, paid a cash premium of $4.5 million and paid accrued interest of $0.1 million. We recorded a loss on extinguishment of debt of $2.7 million as a result of exchanging our Convertible Notes for cash and Common Stock. After settlement of the exchange offer, $195.7 million in aggregate principal amount of Convertible Notes and 0.4 million shares of Series B Preferred Stock remain outstanding. See Notes 9 and 11 to our unaudited consolidated financial statements for further details.

Liquidity Facility

At March 31, 2010, we had a $1,500.0 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. On June 29, 2010, we amended our liquidity facility to (i) permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) extend the lending commitments of certain of the lenders by two years, from June 15, 2012 to June 15, 2014. Aggregate commitments under the amended liquidity facility are $1,200.9 million of which $689.6 million is available to us for borrowing until July 15, 2014 and $511.3 million is available for borrowing until June 15, 2012 and. As of September 30 and March 31, 2010, $442.5 million was outstanding under the liquidity facility with the remainder available to us. We have classified the $442.5 million of outstanding loans under the liquidity facility as short term debt and as part of our capital structure. In connection with the amendment, we paid a one-time fee of $6.8 million. See Note 9 to our unaudited consolidated financial statements for further details.

Equity Offering

On June 8, 2010, we completed our public offering and sale of 25,915,492 million shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. We received $174.3 million in proceeds, net of an underwriting discount and other associated costs. We used the proceeds from the equity offering to pay all fees and expenses that we incurred in connection with our exchange offer for certain of our outstanding preferred and debt securities and we expect to use the remainder of the net proceeds for general corporate purposes. See Note 2 to our unaudited consolidated financial statements for further details.

Restructuring

In May 2010, we commenced a strategic assessment of our cost base, including reviews of our compensation structure and non-compensation expenses. As a result of this evaluation we planned to reduce our workforce by 10% to 15%. We recorded restructuring charges of $2.9 million and $12.8 million during the three and six months ended September 30, 2010, respectively, as a result of these plans. These charges include $2.5 million and $11.7 million for the three and six months ended September 30, 2010, respectively for severance and other employee compensation costs and $0.4 million and $1.1 million for the three and six months ended September 30, 2010, respectively, for occupancy and equipment costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of September 30, 2010, we paid approximately $11.3 million and have a remaining accrual of $1.5 million, substantially all of which will be paid out within one year. We estimate the actions taken in the six months ended September 30, 2010 will result in approximately $20.0 million of annual cost savings.

Factors Affecting Our Results

The global business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including but not limited to economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by improvement in certain financial markets during the first half of fiscal 2011 and turmoil in global markets in fiscal 2010. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth, the solvency of certain sovereign nations and inflation; and in some instances certain markets have begun to recover during the first half of fiscal 2011. The global equity markets experienced a significant appreciation during the first half of fiscal 2011 and are significantly up from year-ago levels. Mortgage and corporate credit spreads widened in the first half of fiscal 2010, narrowed subsequently, but have begun to widen again and the U.S. dollar appreciated against the Euro and British pound in the first half of fiscal 2010 and again in the first quarter of fiscal 2011, before depreciating in the second quarter. Furthermore, short-term interest rates have continued to remain very low over the past year, and as a result our net interest income has been negatively affected over the same period. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Historically, higher price volatility increases the need for certain clients to manage price risk and creates opportunities for speculative trading for others. While higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options we executed and/or cleared increased 8.6% from 395.8 million contracts in the three months ended September 30, 2009 to 429.8 million contracts in the three months ended September 30, 2010 and also increased 15.6% from 825.5 million contracts in the six months ended September 30, 2009 to 954.5 million contracts in the six months ended September 30, 2010. During times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2010, extreme volatility and widespread uncertainty can impact clients’ ability to take on or maintain positions, which has the effect of decreasing volumes.

All volume statistics presented herein for the three and six months ended September 30, 2010 and 2009 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Our net interest income is also directly affected by interest earned in connection with principal transactions, such as fixed income, securities lending and collateralized financing transactions. While spreads on these transactions remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the narrowing of spreads experienced during fiscal 2010 and slight widening of spreads during early fiscal 2011. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of short-term interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of our portfolio investments made with client balances. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt. Accordingly, the historically low short-term interest rates have negatively affected our net interest income and we cannot offer any assurance that interest rates will increase in the future.

Results of Operations

Basis of Presentation

We operate and manage our business on an integrated basis as a single operating segment. We derive our revenues principally from execution and clearing services we provide to our clients, including interest income related to providing these services, and from principal transactions. While we provide these services to a diverse client base across multiple products, markets and geographic regions, we do not manage our business, allocate resources or review our operating results based on the type of client, product or trading market or the geographic region in which these services are provided. For information related to our geographic regions, see Note 16 to our unaudited consolidated financial statements.

Management believes that our unaudited consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated balance sheets, statements of operations, cash flows, changes in equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. In the first quarter of fiscal 2011, we reclassified certain amounts in the statements of operations to better present our business transactions and explain our financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In addition, all dividends earned or paid in equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the three and six months ended September 30, 2009 the reclassification made for dividends was $1.1 million and $5.1 million, respectively. These consolidated changes have been voluntarily reclassified by us and do not reflect an error or misstatement. We do not believe that these adjustments are quantitatively or qualitatively material.

Six Months ended September 30, 2010 Compared to the Six Months ended September 30, 2009:

	Six months ended September 30,
(Amounts in millions except per share and share amounts)	2010	2009	% Change
Revenues
Commissions	$704.5	$681.3	3.4%
Principal transactions	111.5	91.0	22.5
Interest income	242.2	195.9	23.6
Other	22.7	23.0	(1.3)

Total revenues	1,080.8	991.1	9.1

Interest and transaction-based expenses:
Interest expense	100.6	59.2	69.9
Execution and clearing fees	330.2	288.4	14.5
Sales commissions	120.3	120.0	0.2

Total interest and transaction-based expenses	551.0	467.6	17.8

Revenues, net of interest and transaction-based expenses	529.8	523.6	1.2

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	294.9	335.0	(12.0)
Employee compensation related to non-recurring IPO awards	12.4	18.0	(31.1)
Communications and technology	65.8	55.8	17.9
Occupancy and equipment costs	22.3	19.5	14.4
Depreciation and amortization	21.6	27.9	(22.6)
Professional fees	31.4	39.0	(19.5)
General and other	38.7	60.2	(35.7)
IPO-related costs	—	0.9	(100.0)
Restructuring charges	12.8	—	100.0
Impairment of goodwill	1.5	1.2	25.0

Total other expenses	501.5	557.4	(10.0)

Gain on exchange seats and shares	1.6	11.2	(85.7)
Loss on extinguishment of debt	2.7	9.7	(72.2)
Interest on borrowings	19.6	20.5	(4.4)

Income/(loss) before provision for income taxes	7.6	(52.8)	114.4
Provision/(benefit) for income taxes	37.5	(19.4)	293.3
Equity in income of unconsolidated companies (net of tax)	1.2	0.9	(33.3)

Net loss	(28.6)	(32.4)	11.7
Net income attributable to noncontrolling interest (net of tax)	1.3	1.0	30.0

Net loss attributable to MF Global Holdings Ltd.	$(29.9)	$(33.5)	10.7

Loss per share:
Basic	$(0.64)	$(0.40)
Diluted	$(0.64)	$(0.40)
Weighted average number of shares of common stock outstanding:
Basic	145,402,775	123,087,787
Diluted	145,402,775	123,087,787

Three Months ended September 30, 2010 Compared to the Three Months ended September 30, 2009:

	Three months ended September 30,
(Amounts in millions except per share and share amounts)	2010	2009	% Change
Revenues
Commissions	$327.8	$342.4	(4.3)%
Principal transactions	45.2	41.3	9.4
Interest income	127.9	94.7	35.1
Other	10.8	9.4	14.9

Total revenues	511.7	487.8	4.9

Interest and transaction-based expenses:
Interest expense	55.1	30.1	83.1
Execution and clearing fees	155.0	146.3	5.9
Sales commissions	61.3	59.5	3.0

Total interest and transaction-based expenses	271.4	235.8	15.1

Revenues, net of interest and transaction-based expenses	240.3	252.0	(4.6)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	139.5	163.4	(14.6)
Employee compensation related to non-recurring IPO awards	3.8	9.2	(58.7)
Communications and technology	34.4	28.7	19.9
Occupancy and equipment costs	11.2	9.8	14.3
Depreciation and amortization	11.1	14.2	(21.8)
Professional fees	13.3	18.1	(26.5)
General and other	19.3	21.7	(11.1)
Restructuring charges	2.9	—	100.0
Impairment of goodwill	0.7	0.6	16.7

Total other expenses	236.2	265.7	(11.1)

(Loss)/gain on exchange seats and shares	(0.3)	10.6	(102.8)
Loss on extinguishment of debt	2.7	—	100.0
Interest on borrowings	10.0	10.0	0.0

Loss before provision for income taxes	(8.9)	(13.0)	31.5
Provision/(benefit) for income taxes	29.3	(5.0)	686.0
Equity in income of unconsolidated companies (net of tax)	0.6	0.3	(100.0)

Net loss	(37.7)	(7.7)	(389.6)
Net income attributable to noncontrolling interest (net of tax)	1.1	0.6	83.3

Net loss attributable to MF Global Holdings Ltd.	$(38.8)	$(8.3)	(367.5)

Loss per share:
Basic	$(0.59)	$(0.13)
Diluted	$(0.59)	$(0.13)
Weighted average number of shares of common stock outstanding:
Basic	160,913,554	123,254,930
Diluted	160,913,554	123,254,930

Overview Year to Date Results

Revenues, net of interest and transaction-based expenses, increased $6.2 million, or 1.2%, to $529.8 million for the six months ended September 30, 2010 from $523.6 million for the six months ended September 30, 2009. The increase in revenues, net of interest and transaction based expenses, was due in part to an additional $33.2 million of net revenues generated from client funds and $10.7 million additional net revenues from increased volatility and bid-ask spreads in the commodities and foreign exchange markets, partially offset by the widening of short-term credit spreads in fixed income which decreased net revenues by $18.5 million. See “—Supplementary Data” for further details. Despite an $18.6 million decrease in net commissions, we experienced a 15.6% increase in our total volumes of executed and/or cleared exchange-traded futures and option transactions to 954.5 million contracts for the six months ended September 30, 2010 from 825.5 million contracts for the six months ended September 30, 2009. The increase of 129.0 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions, but primarily on transactions where we clear.

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $55.9 million, or 10.0%, to $501.5 million for the six months ended September 30, 2010 from $557.4 million for the six months ended September 30, 2009. The decrease was primarily due to a reduction of $40.1 million in employee compensation and benefits (excluding non-recurring IPO awards) which corresponds with our restructuring plan and a change in our compensation structure. The decrease in our other expenses was also attributed to (i) a reduction in general and other expenses of $21.5 million, primarily due to a $15.6 million decrease in foreign exchange transaction losses, (ii) a reduction of $7.6 million in professional fees, (iii) a reduction of $6.3 million in depreciation and amortization, (iv) a reduction of $5.6 million of stock-based compensation expense on our equity awards issued in connection with the completion of our initial public offering (“IPO”) and (v) a reduction of $0.9 million related to lower IPO-related costs. These reductions for the six months ended September 30, 2010 were partially offset by an increase of $12.8 million related to restructuring charges, an increase of $10.0 million in communications and technology costs, an increase of $2.8 million in occupancy and equipment costs and an increase in impairment of goodwill of $0.3 million.

Income before provision for income taxes was $7.6 million for the six months ended September 30, 2010 compared to a loss of $52.8 million for the six months ended September 30, 2009. The change from a loss to a profit was primarily due to a decrease in other expenses and increased revenues, net of interest and transaction-based expenses, as detailed above, as well as a $7.0 million decrease in loss on extinguishment of debt and a decrease of $0.9 million in interest on borrowings. The change from a loss to a profit was partially offset by a $9.6 million decrease in gains on exchange seats and shares.

Net loss decreased $3.6 million to $29.9 million for the six months ended September 30, 2010 from $33.5 million for the six months ended September 30, 2009. Net loss is impacted by the items discussed above, plus a increased effective tax rate on ongoing operations resulting from the $28.2 million write-off of the deferred tax asset associated with equity compensation awards that vested at a lower fair market value on the vesting date and a greater percentage of profits being generated in higher-tax jurisdictions.

Overview Quarterly Results

Revenues, net of interest and transaction-based expenses, decreased $11.7 million, or 4.6%, to $240.3 million for the three months ended September 30, 2010 from $252.0 million for the three months ended September 30, 2009. The decrease in revenues, net of interest and transaction based expenses, was due in part to the narrowing of short-term credit spreads in fixed income which decreased net revenues by $9.5 million and a reduction in net commissions of $23.3 million partially offset by an additional $20.3 million of net revenues generated from client funds and $1.3 million additional net revenues from increased volatility and bid-ask spreads in the commodities and foreign exchange markets. See “—Supplementary Data” for further details. Despite the decrease in revenues, net of interest and transaction-based expenses we experienced an 8.6% increase in our total volumes of executed and/or cleared exchange-traded futures and option transactions to 429.8 million contracts for the three months ended September 30, 2010 from 395.8 million contracts for the three months ended September 30, 2009. The increase of 34.0 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions, but primarily on transactions where we clear.

Our other expenses decreased $29.5 million, or 11.1%, to $236.2 million for the three months ended September 30, 2010 from $265.7 million for the three months ended September 30, 2009. The decrease was primarily due to a reduction of $23.9 million in employee compensation and benefits (excluding non-recurring IPO awards) which corresponds with our restructuring plan and a change in our compensation structure. The decrease in our other expenses was also attributed to a reduction of $5.4 million of stock-based compensation expense on our equity awards issued in connection with the completion of our IPO, a reduction of $4.8 million in professional fees, a reduction of $3.1 million in depreciation and amortization and a reduction in general and other expenses of $2.4 million. These reductions for the three months ended September 30, 2010 were partially offset by an increase of $5.7 million in communications and technology costs, an increase of $2.9 million related to restructuring charges and an increase of $1.4 million in occupancy and equipment costs.

Loss before provision for income taxes decreased $4.1 million to $8.9 million for the three months ended September 30, 2010 from $13.0 million for the three months ended September 30, 2009. This decrease was due to the decrease in other expenses mentioned above partially offset by decreased revenues, net of interest and transaction-based expenses, a decrease of $10.9 million in gains on exchange seats and shares and an increase of $2.7 million in loss on extinguishment of debt.

Net loss increased $30.5 million to $38.8 million for the three months ended September 30, 2010 from $8.3 million for the three months ended September 30, 2009. Net loss is impacted by the items discussed above, as well as the $28.2 million write-off of the deferred tax asset associated with equity compensation awards that vested at a lower fair market value on the vesting date.

Revenues

Commissions

Year to Date Results

Commissions increased $23.2 million, or 3.4%, to $704.5 million for the six months ended September 30, 2010 from $681.3 million for the six months ended September 30, 2009. The increase was partially due to a 15.6% increase in our total volumes of executed and/or cleared exchange-traded futures and options transactions, which was 954.5 million contracts for the six months ended September 30, 2010, compared with 825.5 million contracts for the six months ended September 30, 2009. Commissions consist of both execution-only and cleared commissions. The increase in our transaction volumes and commissions was attributed to (i) increased volumes from middle market and smaller clients, which tend to be more profitable, due to increased trading activity as a result of the recovery of certain market conditions, (ii) increased volumes from larger corporate customers as the recovering economic climate led them to re-evaluate their risk appetite, (iii) increases in trading in commodities products and by individual investor clients, and (iv) increases in professional trader volumes during the quarter. Particularly, the increases in professional trader volume reduced our yields on our total trades, as commissions on professional trader volumes do not increase proportionally because these types of trades yield higher volumes but lower margins. In addition, there were decreases in equity transactions and trading in interest rate products.

Quarterly Results

Commissions decreased $14.6 million, or 4.3%, to $327.8 million for the three months ended September 30, 2010 from $342.4 million for the three months ended September 30, 2009. The decrease was primarily due to a decrease in equity transactions and trading in interest rate products. Although we experienced a decrease in commissions, our total volumes of executed and/or cleared exchange-traded futures and options transactions increased 8.6% to 429.8 million contracts for the three months ended September 30, 2010 from 395.8 million contracts for the three months ended September 30, 2009. Commissions consist of both execution-only and cleared commissions. The increase in our transaction volumes was attributed to (i) increased volumes from middle market and smaller clients, which tend to be more profitable, due to increased trading activity as a result of the recovery of certain market conditions, (ii) increased volumes from larger corporate customers as the recovering economic climate led them to re-evaluate their risk appetite, (iii) increases in trading in commodities products and by individual investor clients, and (iv) increases in professional trader volumes during the quarter. Particularly, the increases in professional trader volume reduced our yields on our total trades, as commissions on professional trader volumes do not increase proportionally because these types of trades yield higher volumes but lower margins.

Principal Transactions

Year to Date Results

Principal transactions increased $20.5 million, or 22.5%, to $111.5 million for the six months ended September 30, 2010 from $91.0 million for the six months ended September 30, 2009. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $41.0 million compared to $70.2 million for the six months ended September 30, 2010 and 2009, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $7.7 million, or 4.8%, to $152.2 million from $159.9 million for the six months ended September 30, 2010 and 2009, respectively. The decrease in principal transactions was attributable to a reduction in fixed income and stock borrowing and lending revenue which decreased to $70.8 million from $89.3 million for the six months ended September 30, 2010 and 2009, respectively, but this decrease was partially offset by increased revenues earned in foreign exchange, equities and commodities markets, which increased to $81.4 million from $70.7 million for the six months ended September 30, 2010 and 2009, respectively. Principal transactions also reflect dividends earned and paid on equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. See “—Supplementary Data” for further information on principal transactions revenues.

Quarterly Results

Principal transactions increased $3.9 million, or 9.4%, to $45.2 million for the three months ended September 30, 2010 from $41.3 million for the three months ended September 30, 2009. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $23.0 million compared to $32.9 million for the three months ended September 30, 2010 and 2009, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $8.2 million, or 11.2%, to $64.8 million from $73.0 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in principal transactions was attributable to a reduction in fixed income and stock borrowing and lending revenue which decreased to $31.6 million from $41.1 million for the three months ended September 30, 2010 and 2009, respectively, partially offset by increased revenues earned in foreign exchange, equities and commodities markets which increased to $33.2 million from $31.9 million for the three months ended September 30, 2010 and 2009, respectively. Principal transactions also reflect dividends earned and paid on equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. See “—Supplementary Data” for further information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, increased $4.9 million, or 3.6%, to $141.6 million for the six months ended September 30, 2010 from $136.7 million for the six months ended September 30, 2009. This increase was primarily due to an increase of $34.1 million in net interest generated from client payables and excess cash partially offset by a decrease of $29.2 million in net interest generated from principal transactions and related financing transactions. Net interest generated from client payables and excess cash increased to $100.6 million for the six months ended September 30, 2010 from $66.5 million for the six months ended September 30, 2009, driven by improved customer activity, increasing yields and the slight recovery of the Fed funds effective interest rates. This increase was partially offset by a decrease in our net interest generated from principal transactions and related financing transactions to $41.0 million from $70.2 million for the six months ended September 30, 2010 and 2009, respectively. See “— Supplementary Data” for further information on the components of net interest income.

Quarterly Results

Interest income, net, increased $8.2 million, or 12.7%, to $72.8 million for the three months ended September 30, 2010 from $64.6 million for the three months ended September 30, 2009. This increase was primarily due to an increase of $18.1 million in net interest generated from client payables and excess cash partially offset by a decrease of $9.9 million in net interest generated from principal transactions and related financing transactions. Net interest generated from client payables and excess cash increased to $49.8 million for the three months ended September 30, 2010 from $31.7 million for the three months ended September 30, 2009, driven by improved customer activity, increasing yields and the slight recovery of the Fed funds effective interest rates. This increase was partially offset by a decrease in our net interest generated from principal transactions and related financing transactions to $23.0 million from $32.9 million for the three months ended September 30, 2010 and 2009, respectively. See “— Supplementary Data” for further information on the components of net interest income.

Other Revenues

Year to Date Results

Other revenues decreased $0.3 million, or 1.3%, to $22.7 million for the six months ended September 30, 2010 from $23.0 million for the six months ended September 30, 2009. This decrease was attributed to a $2.5 million decrease in clearing services income, as well as decreased legal settlements and decreased ancillary third-party fees received from clients and other counterparties for the use of equity research, various trading systems, data and other professional staff and support services. During the six months ended September 30, 2010 we received $2.8 million consisting of legal costs and interest related to the arbitration with Man Group plc relating to a disputed receivable and during the six months ended September 30, 2009 we received a $3.2 million settlement in relation to litigation regarding our prior acquisition of Refco assets. This overall decrease in Other revenues was partially offset by a $4.5 million gain on an investment in a limited partnership recorded at fair value and sold.

Quarterly Results

Other revenues increased $1.4 million, or 14.9%, to $10.8 million for the three months ended September 30, 2010 compared to $9.4 million for the three months ended September 30, 2009. This increase was primarily due to a $2.8 million payment we received during the three months ended September 30, 2010 for legal costs and interest related to the arbitration with Man Group plc relating to a disputed receivable and the recognition of a $0.7 million gain on an investment in a limited partnership sold. These increases were partially offset by decreased ancillary third-party fees received from clients and other counterparties for the use of equity research, various trading systems, data and other professional staff and support services.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees increased $41.8 million, or 14.5%, to $330.2 million for the six months ended September 30, 2010 from $288.4 million for the six months ended September 30, 2009. This increase was primarily due to a 15.6% increase in our volume of executed and/or cleared exchange-traded futures and options transactions to 954.5 million contracts for the six months ended September 30, 2010 from 825.5 million contracts for the six months ended September 30, 2009. During the six months ended September 30, 2010, we experienced increased transaction volumes, spread across many of our primary markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 1.0% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2009 to 0.5% of revenues, net of interest and transaction based expenses, for the six months ended September 30, 2010.

Quarterly Results

Execution and clearing fees increased $8.7 million, or 5.9%, to $155.0 million for the three months ended September 30, 2010 from $146.3 million for the three months ended September 30, 2009. This increase was primarily due to an 8.6% increase in our volume of executed and/or cleared exchange-traded futures and options transactions to 429.8 million contracts for the three months ended September 30, 2010 from 395.8 million contracts for the three months ended September 30, 2009. During the three months ended September 30, 2010, we experienced increased transaction volumes, spread across many of our primary markets, products and geographic regions. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased from 0.5% of revenues, net of interest and transaction based expenses, for the three months ended September 30, 2009 to 0.6% of revenues, net of interest and transaction based expenses, for the three months ended September 30, 2010.

Sales Commissions

Year to Date Results

Sales commissions increased $0.3 million, or 0.2%, to $120.3 million for the six months ended September 30, 2010 from $120.0 million for the six months ended September 30, 2009. This slight increase was due to increased trading activity as a result of the volatility and recovery of certain market conditions. Depending on the specific arrangements with introducing brokers, increased volumes from individual investor clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Quarterly Results

Sales commissions increased $1.8 million, or 3.0%, to $61.3 million for the three months ended September 30, 2010 from $59.5 million for the three months ended September 30, 2009. This increase was due to increased trading activity as a result of the volatility and recovery of certain market conditions. Depending on the specific arrangements with introducing brokers, increased volumes from retail clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to brokers. However, a large part of our business is not generated by introducing brokers and therefore not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

Year to Date Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excluding restricted stock and restricted stock units issued in connection with the IPO, which are referred to as “IPO awards”. Employee compensation and benefits (excluding IPO awards) decreased $40.1 million, or 12.0%, to $294.9 million for the six months ended September 30, 2010 from $335.0 million for the six months ended September 30, 2009. This decrease was primarily due to (i) reduced fixed compensation and headcount from the newly implemented restructuring plan and (ii) reduced variable compensation expense paid to employees as we have expanded our use of stock-based awards as payment for employees’ incentive compensation and realigned compensation to achieve certain net revenue ratios. This decrease was partially offset by an increase in termination expenses to $4.4 million for the six months ended September 30, 2010 from $3.5 million for the six months ended September 30, 2009.

Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 66.0% for the six months ended September 30, 2010 compared to 57.7% for the six months ended September 30, 2009. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 67.0% for the six months ended September 30, 2010 compared to 58.3% for the six months ended September 30, 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, decreased to 55.7% for the six months ended September 30, 2010 from 64.0% for the six months ended September 30, 2009.

In December 2009, the U.K. government introduced legislation which imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010. We continue to monitor the guidance from, and work with, the U.K. tax authorities. During the six months ended September 30, 2010, we paid $3.0 million which was previously accrued.

Quarterly Results

Employee compensation and benefits (excluding IPO awards) decreased $23.9 million, or 14.6%, to $139.5 million for the three months ended September 30, 2010 from $163.4 million for the three months ended September 30, 2009. This decrease was primarily due to (i) reduced fixed compensation and headcount from the newly implemented restructuring plan and (ii) reduced variable compensation expense paid to employees as we have expanded our use of stock-based awards as payment for employees’ incentive compensation and realigned compensation to achieve certain net revenue ratios. These decreases are partially offset by an increase in termination expenses to $4.1 million for the three months ended September 30, 2010 from $1.5 million for the three months ended September 30, 2009.

Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 69.9% for the three months ended September 30, 2010 compared to 58.8% for the three months ended September 30, 2009. Excluding termination costs, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 72.0% for the three months ended September 30, 2010 compared to 59.4% for the three months ended September 30, 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, decreased to 58.0% for the three months ended September 30, 2010 from 64.8% for the three months ended September 30, 2009.

In December 2009, the U.K. government introduced legislation which imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010. We continue to monitor the guidance from, and work with, the U.K. tax authorities. During the three months ended September 30, 2010, we paid $3.0 million which was previously accrued.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

Year to Date Results

These expenses refer to stock-based compensation expense for restricted stock and restricted stock units issued in connection with our IPO. These expenses are recoded under the guidance of ASC 718 and also include other costs associated with the vesting of these awards. Employee compensation and benefits related to non-recurring IPO awards decreased $5.6 million, or 31.1%, to $12.4 million for the six months ended September 30, 2010 from $18.0 million for the six months ended September 30, 2009. During the six months ended September 30, 2010 all remaining restricted stock and restricted stock units issued in connection with our IPO became fully vested. These expenses are considered non-recurring and directly attributable to the IPO.

Quarterly Results

Employee compensation and benefits related to non-recurring IPO awards decreased $5.4 million, or 58.7%, to $3.8 million for the three months ended September 30, 2010 from $9.2 million for the three months ended September 30, 2009. During the three months ended September 30, 2010 all remaining restricted stock and restricted stock units issued in connection with our IPO became fully vested. These expenses are considered non-recurring and directly attributable to the IPO.

Communications and Technology

Year to Date Results

Communications and technology expenses increased $10.0 million, or 17.9%, to $65.8 million for the six months ended September 30, 2010 from $55.8 million for the six months ended September 30, 2009. This increase was due to increased market data research and communications expenses, reflecting increased client trades during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 as well as the expansion of equities trading in the U.S. and Asia Pacific region. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 12.4% for the six months ended September 30, 2010 from 10.7% for the six months ended September 30, 2009.

Quarterly Results

Communications and technology expenses increased $5.7 million, or 19.9%, to $34.4 million for the three months ended September 30, 2010 from $28.7 million for the three months ended September 30, 2009. This increase was due to increased market data research and communications expenses, reflecting increased client trades during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 as well as the expansion of equities trading in the U.S. and Asia Pacific region. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 14.3% for the three months ended September 30, 2010 from 11.4% for the three months ended September 30, 2009.

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs increased $2.8 million, or 14.4%, to $22.3 million for the six months ended September 30, 2010 from $19.5 million for the six months ended September 30, 2009, primarily due to higher costs as a result of additional leased office space in New York and Japan. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.2% for the six months ended September 30, 2010 from 3.7% for the six months ended September 30, 2009.

Quarterly Results

Occupancy and equipment costs increased $1.4 million, or 14.3%, to $11.2 million for the three months ended September 30, 2010 from $9.8 million for the three months ended September 30, 2009, primarily due to higher costs as a result of additional leased office space in New York and Japan. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.7% for the three months ended September 30, 2010 from 3.9% for the three months ended September 30, 2009.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization decreased $6.3 million, or 22.6%, to $21.6 million for the six months ended September 30, 2010 from $27.9 million for the six months ended September 30, 2009, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2010. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.1% for the six months ended September 30, 2010 from 5.3% for the six months ended September 30, 2009.

Quarterly Results

Depreciation and amortization decreased $3.1 million, or 21.8%, to $11.1 million for the three months ended September 30, 2010 from $14.2 million for the three months ended September 30, 2009, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2010. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.6% for the three months ended September 30, 2010 from 5.6% for the three months ended September 30, 2009.

Professional Fees

Year to Date Results

Professional fees decreased $7.6 million, or 19.5%, to $31.4 million for the six months ended September 30, 2010 from $39.0 million for the six months ended September 30, 2009, primarily due to a $7.1 million decrease in legal and consulting fees and a $0.6 million decrease in other professional fees. We continued to reduce professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 5.9% for the six months ended September 30, 2010 compared to 7.4% for the six months ended September 30, 2009.

Quarterly Results

Professional fees decreased $4.8 million, or 26.5%, to $13.3 million for the three months ended September 30, 2010 from $18.1 million for the three months ended September 30, 2009, primarily due to a $3.5 million decrease in legal and consulting fees, a $0.7 million decrease in audit fees and a $0.6 million decrease in other professional fees. We continued to reduce professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 5.5% for the three months ended September 30, 2010 from 7.2% for the three months ended September 30, 2009.

General and Other

Year to Date Results

General and other expenses decreased $21.5 million, or 35.7%, to $38.7 million for the six months ended September 30, 2010 from $60.2 million for the six months ended September 30, 2009. This decrease was primarily due to a $15.6 million decrease in foreign currency transaction losses to $0.4 million during the six months ended September 30, 2010 from $16.0 million during the six months ended September 30, 2009. The foreign currency transaction loss during the six months ended September 30, 2009 included (i) a $4.1 million currency transaction loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $12.2 million currency transaction loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. In addition, our general operating expenses decreased $4.2 million, legal settlements decreased $1.7 million, advertising expenses decreased $0.9 million and insurance premiums decreased $0.8 million. The decreases in foreign currency expense, non-trading related expenses, legal settlements, advertising and insurance premiums were partially offset by increased bad debt expense of $1.8 million. Bad debt expenses increased to 0.2% of revenues, net of interest and transaction based expenses for the six months ended September 30, 2010 compared to (0.1%) for the six months ended September 30, 2009. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.3% for the six months ended September 30, 2010 from 11.5% for the six months ended September 30, 2009.

Quarterly Results

General and other expenses decreased $2.4 million, or 11.1%, to $19.3 million for the three months ended September 30, 2010 from $21.7 million for the three months ended September 30, 2009. This was primarily due to a decrease in legal settlements of $3.2 million, a decrease in general operating expenses of $1.6 million and a decrease of $0.3 million in advertising expenses. The decreases in legal settlements, non-trading expenses and advertising were partially offset by increased insurance premiums of $0.6 million, a $0.4 million change in foreign currency transaction expenses and higher bad debt expense of $1.7 million, which increased to $1.1 million of expense for the three months ended September 30, 2010 from a credit of $0.6 million for the three months ended September 30, 2009. Bad debt expenses increased to 0.5% of revenues, net of interest and transaction based expenses for the three months ended September 30, 2010 compared to (0.2%) for the three months ended September 30, 2009. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 8.0% for the three months ended September 30, 2010 from 8.6% for the three months ended September 30, 2009.

IPO-related Costs

Year to Date Results

We incurred $0.9 million, or 0.2% of our revenues, net of interest and transaction-based expenses, for the six months ended September 30, 2009, in connection with the reorganization, separation and recapitalization transactions during our IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we expensed these costs. The prior year costs were primarily related to continuing compliance with the Sarbanes-Oxley Act.

Restructuring Charges

Year to Date Results

In the first quarter of fiscal 2011, we implemented a restructuring plan to reduce headcount by approximately 10% to 15%. During the six months ended September 30, 2010, we incurred costs of $12.8 million or approximately 2.4% of our revenues, net of interest and transaction-based expenses. These costs consisted primarily of severance expenses and related office closures. We do not expect to incur further material charges.

Quarterly Results

During the three months ended September 30, 2010, we incurred costs of $2.9 million or approximately 1.2% of our revenues, net of interest and transaction-based expenses. These costs consisted primarily of severance expenses and related office closures. We do not expect to incur further material charges.

Impairment of Goodwill

Year to Date Results

We recorded impairment charges of $1.5 million and $1.2 million, or approximately 0.3% and 0.2% of our revenues, net of interest and transaction-based expenses in the six months ended September 30, 2010 and 2009, respectively based on our impairment testing of goodwill. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we wrote-off the entire amount of our goodwill. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

Quarterly Results

We recorded impairment charges of $0.7 million and $0.6 million, or approximately 0.3% and 0.2% of our revenues, net of interest and transaction-based expenses in the three months ended September 30, 2010 and 2009, respectively based on our impairment testing of goodwill. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we wrote-off the entire amount of our goodwill. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

Gains on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares decreased $9.6 million to $1.6 million for the six months ended September 30, 2010 from $11.2 million for the six months ended September 30, 2009. The amount of unrealized gains recorded is based on the fair market value movements of our remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Quarterly Results

Gains on exchange seats and shares decreased $10.9 million to losses of $0.3 million for the three months ended September 30, 2010 from gains of $10.6 million for the three months ended September 30, 2009. The amount of unrealized gains and losses recorded is based on the fair market value movements of our remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on Extinguishment of Debt

Year to Date Results

Loss on extinguishment of debt decreased $7.0 million, or 72.2%, to $2.7 million for the six months ended September 30, 2010 from $9.7 million for the six months ended September 30, 2009. Loss on extinguishment of debt for the six months ended September 30, 2010 was incurred as the result of the exchange offer. In exchanging some of our Convertible Notes for a cash premium and Common Stock, we incurred a loss on the early extinguishment of debt of $2.7 million in the second quarter of fiscal 2010. Loss on extinguishment of debt for the six months ended September 30, 2009 was incurred as the result of the early repayment of a two-year term loan facility in April 2009. In repaying the two-year term loan facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million in the first quarter of fiscal 2010. These losses have been disclosed separately within our unaudited consolidated statement of operations for the six months ended September 30, 2010 and 2009.

Quarterly Results

Loss on extinguishment of debt for the three months ended September 30, 2010 was incurred as the result of the exchange offer. In exchanging some of our Convertible Notes for a cash premium and Common Stock, we incurred a loss on the early extinguishment of debt of $2.7 million. This loss has been disclosed separately within our unaudited consolidated statement of operations for the three months ended September 30, 2010.

Interest on Borrowings

Year to Date Results

Interest on borrowings decreased $0.9 million, or 4.4%, to $19.6 million for the six months ended September 30, 2010 from $20.5 million for the three months ended September 30, 2009. This decrease was primarily due to lower levels of outstanding debt after the repayment of a two-year term loan facility, the repayment of a portion of the revolving liquidity facility and a decrease in interest rates, particularly LIBOR rates. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 3.7% for the six months ended September 30, 2010 from 3.9% for the six months ended September 30, 2009.

Quarterly Results

Interest on borrowings remained at $10.0 million for the three months ended September 30, 2010 and 2009. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.2% for the three months ended September 30, 2010 from 4.0% for the three months ended September 30, 2009.

Provision for Income Taxes

Year to Date Results

Income tax expense increased $56.9 million to a tax provision of $37.5 million for the six months ended September 30, 2010 from a tax benefit of $19.4 million for the six months ended September 30, 2009. Our effective income tax rate was 490.8% for the six months ended September 30, 2010, up from 36.8% for the six months ended September 30, 2009. The increase in the effective tax rate and income tax expense results from (i) the $28.2 million write-off of the deferred tax asset associated with equity compensation awards that vested at a lower fair market value on the vesting date, (ii) a greater percentage of profits being earned in higher-tax jurisdictions, and (iii) the tax effect of non-deductible items. Our effective tax rate on ongoing operations was approximately 36.5% for the six months ended September 30, 2010 compared to 46.0% for the six months ended September 30, 2009.

Quarterly Results

Income tax expense increased $34.3 million to a tax provision of $29.3 million for the three months ended September 30, 2010 from a tax benefit of $5.0 million for the three months ended September 30, 2009. Our effective income tax rate was (327.9)% for the three months ended September 30, 2010, down from 38.3% for the three months ended September 30, 2009. The increase in total income tax expense results from the write-off of the deferred tax asset associated with equity compensation awards that vested at a lower fair market value on the vesting date and from a greater percentage of profits being generated in higher-tax jurisdictions. Our effective tax rate on ongoing operations was approximately 36.5% for the three months ended September 30, 2010 compared to 46.0% for the three months ended September 30, 2009.

Supplementary Data

The table below calculates total principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Principal transactions, excluding revenues from investment of client payables	$41.8	$40.1	$111.2	$89.7
Net interest generated from principal transactions and related financing transactions	23.0	32.9	41.0	70.2

Principal transactions and related net interest revenue	$64.8	$73.0	$152.2	$159.9

The table below provides an analysis of the components of principal transactions:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Principal transactions, excluding revenues from investment of client payables	$41.8	$40.1	$111.2	$89.7
Principal transactions revenues from investment of client payables	3.4	1.2	0.3	1.3

Principal transactions	$45.2	$41.3	$111.5	$91.0

The table below provides an analysis of the components of net interest income:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net interest generated from client payables and excess cash	$49.8	$31.7	$100.6	$66.5
Net interest generated from principal transactions and related financing transactions	23.0	32.9	41.0	70.2

Net interest income	$72.8	$64.6	$141.6	$136.7

The table below calculates net revenues from client payables and excess cash:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net interest generated from client payables and excess cash	$49.8	$31.7	$100.6	$66.5
Principal transactions revenues from investment of client payables	3.4	1.2	0.3	1.3

Net revenues from client payables and excess cash	$53.2	$32.9	$100.9	$67.8

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of September 30, 2010 included: (i) our committed $1,200.9 million unsecured revolving liquidity facility with various banks, which we refer to as our “liquidity facility”, of which $511.3 million terminates in June 2012 and $689.6 million terminates in June 2014, and under which we currently have $442.5 million outstanding and $758.4 million that is undrawn at September 30, 2010; (ii) available excess capital in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. See “—Credit Facilities and Sources of Liquidity” for further information. In addition, we have customer collateral, which is not included on our balance sheet but can be re-hypothecated to us, and non-segregated customer payables, both of which may be considered (depending, among other things, on where the collateral is located and the regulatory rules applicable to the collateral) an additional layer of liquidity. Non-segregated customer cash in some jurisdictions is also available for other client liquidity demands which helps mitigate the use of our own cash. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day execution and clearing operations.

On June 8, 2010, we completed our public offering and sale of 25,915,492 shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, we granted the underwriters a 30–day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full on June 3, 2010. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, we received $174.3 million as proceeds. The shares have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S–3 previously filed with the SEC.

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

Working Capital Needs

Our cash flows are complex, interrelated, and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our borrowings. Our working capital increased to $1,684.7 million as of September 30, 2010 from $1,588.1 million as of March 31, 2010 primarily due to the $174.3 million net proceeds received from our equity offering described above, partially offset by $4.5 million and $48.8 million paid to security holders in our exchange offer of Convertible Notes and the Series B Preferred Stock, respectively.

As of September 30 and March 31, 2010, total working capital was calculated as follows:

	September 30, 2010	March 31, 2010
(dollars in millions)
TOTAL ASSETS	$44,831.9	$50,966.1

Less Non-earning assets:
Receivables-Other	82.9	44.4
Memberships in exchanges, at cost	5.8	6.3
Furniture, equipment and leasehold improvements, net	95.4	73.0
Intangible assets, net	63.8	73.4
Other assets	238.0	222.7

Subtotal non-earning assets	485.9	419.8

Less Total liabilities:	43,324.5	49,600.5

Add Borrowings	663.2	642.3

TOTAL WORKING CAPITAL	$1,684.7	$1,588.1

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements. As discussed in Note 17 to our unaudited consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at September 30 and March 31, 2010. For the purposes of prudential supervision, we as a consolidated group are not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive.

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

Credit Facilities and Sources of Liquidity

At March 31, 2010, we had a $1,500.0 million unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of banks.

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

The amended liquidity facility continues to provide that if (i) we fail to pay any amount when due under the facility, (ii) or to comply with our other requirements mentioned above, (iii) if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. As of September 30 and March 31, 2010, $442.5 million was outstanding under the liquidity facility with the remainder available to us. We have classified the $442.5 million of outstanding loans at September 30, 2010 under the liquidity facility as short term debt and as part of our capital structure. In connection with the Amendment, we paid a one-time fee to participating lenders of $6.8 million recorded in Other assets and will be amortized over the life of the facility.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges on which we conduct business. We had $4.8 million of issued letters of credit as of September 30, 2010.

As of September 30, 2010, our available liquidity and long-term capital decreased to $2,961.6 million from $3,261.9 million, as of March 31, 2010. Our management views long-term capital as all sources of debt and equity from our unaudited consolidated balance sheet which includes excess capital. An analysis of our available liquidity and long-term capital position is as follows:

(Dollars in millions)	September 30, 2010	March 31, 2010
Client Assets
Non-Segregated Payables to customers	$1,138.6	$991.1
Non-Segregated Collateral	433.3	314.0

	1,571.9	1,305.1
Undrawn Liquidity Sources

Liquidity Facility - Undrawn Portion (1)	758.4	1,057.5

	758.4	1,057.5
Long-Term Capital
Equity	1,376.8	1,141.4
Preferred Stock (Notional Value)	190.4	300.0
Liquidity Facility	—	300.0
Convertible Notes (Par Value)	195.7	205.0
Less: Non-Earning Assets (2)	(485.9)	(419.9)

	1,277.0	1,526.5
Less: Required Capital	(645.7)	(627.2)

Excess Capital	631.3	899.3
Total Available Liquidity and Long-Term Capital (3)	$2,961.6	$3,261.9

(1)

Following the amendment to the liquidity facility on June 29, 2010, Lehman Commercial Paper, Inc. is no longer a participating bank upon amendment of our liquidity facility. At March 31, 2010, the undrawn portion included a loan commitment of $60.0 million, which we believed Lehman Commercial Paper, Inc. would not fund.

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

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of the net (decreases)/increases in cash and cash equivalents:

	Six months ended September 30,
(Dollars in millions)	2010	2009
Cash flows from:
Operating activities	$(309.2)	$422.2
Investing activities	(33.3)	(16.7)
Financing activities	156.0	(252.7)
Effect of exchange rate changes	1.5	4.8

Net (decrease)/increase in cash and cash equivalents	$(185.0)	$157.6

Operating Activities

Net cash used in operating activities was $309.2 million in the six months ended September 30, 2010 compared to cash provided by operating activities of $422.2 million in the six months ended September 30, 2009. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the six months ended September 30, 2010, we recorded impairment charges of $1.5 million related to goodwill and amortization of debt issuance costs of $3.9 million. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the six months ended September 30, 2010, and 2009, these arrangements resulted in net cash received of $3,704.4 million and net cash provided of $4,773.1 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the six months ended September 30, 2010 and 2009, resulting in cash used of $2,072.4 million and $5,723.3 million, respectively. Overall, in the six months ended September 30, 2010, the movements in these arrangements drove the decrease in cash flows from operating activities. Furthermore, our levels of restricted cash and segregated securities also impact our operating cash flows, which for the six months ended September 30, 2010 resulted in cash provided of $1,394.2 million compared to $89.9 million for the six months ended September 30, 2009. This activity directly impacts our operating cash flows, as was evidenced during fiscal 2010.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2010 to September 30, 2010, and we analyze the changes to our client activities and how we have financed these activities as follows:

(dollars in billions)	September 30, 2010	March 31, 2010	Change
Drivers of Liquidity - Client Activity
Receivables - Customers, net of allowances	$0.3	$0.3	$—
Payables - Customers	(13.3)	(11.9)	(1.4)

Receivables - Brokers, dealers, and clearing organizations	5.1	3.3	1.8
Payables - Brokers, dealers, and clearing organizations	(2.2)	(2.2)	—

Net (uses)/sources				0.4

Yield Enhancement Activities
Cash and cash equivalents	0.6	0.8	0.2
Restricted cash and segregated securities	11.1	9.7	1.4
Securities purchased under agreements to resell	9.5	22.1	(12.6)
Securities sold under agreements to repurchase	(18.7)	(29.0)	10.3

Net			(0.7)

Securities borrowed	2.6	4.0	(1.4)
Securities loaned	(1.2)	(0.9)	(0.3)

Net			(1.7)

Securities owned	15.0	10.3	4.7
Securities sold, not yet purchased, at fair value	(7.1)	(4.4)	(2.7)

Net			2.0

Net funding (uses)/sources				(0.4)

				$(0.0)

Investing Activities

Net cash used in investing activities was $33.3 million during the six months ended September 30, 2010, as compared to $16.7 million for the six months ended September 30, 2009. These activities primarily relate to the purchase of furniture, equipment and leasehold improvements offset by proceeds received from the sale of seats and shares related to exchange memberships. In the six months ended September 30, 2010, cash paid in connection with earn-out payments related to prior acquisitions was $1.5 million, as compared to $1.2 million during the six months ended September 30, 2009. In the six months ended September 30, 2010, we received cash of $0.5 million from the sale of exchange seats and shares. In the six months ended September 30, 2010 and 2009, cash used to purchase furniture, equipment and leasehold improvements were $32.4 million and $15.8 million, respectively.

Financing Activities

Net cash provided by financing activities was $156.0 million during the six months ended September 30, 2010, as compared to cash used of $252.7 million for the six months ended September 30, 2009. For the six months ended September 30, 2010, these financing activities mainly related to the net proceeds from the issuance of our Common Stock of $174.3 million, the proceeds from other short-term borrowings of $29.4 million and the proceeds from a receivable with Man Group of $29.8 million. These proceeds were offset by the payment of debt issuance costs related to the amendment of our liquidity facility of $6.8 million, the repayment of Convertible Notes of $4.5 million, the deemed dividend on our Series B Preferred Stock resulting from our exchange offer of $48.8 million and the related expenses of $2.2 million, and the payment of preferred dividends of $14.4 million. For the six months ended September 30, 2009, our financing activities included the early repayment of the outstanding balance of $240.0 million under our two-year term loan facility and the payment of preferred dividends of $15.4 million, which was offset by an increase of $3.5 million in other short-term borrowings.

Dividend Policy

We do not intend to pay any cash dividends on our shares of Common Stock in the foreseeable future and we intend to retain all our future earnings, if any, to fund the development and growth of our business. Any future determination whether or not to pay dividends on our shares of Common Stock will be made, subject to applicable law, by our board of directors and will depend upon our results of operations, financial condition, capital requirements, regulatory and contractual restrictions, our business and investment strategy and other factors that our board of directors deem relevant.

On July 27, 2010, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of August 2, 2010, and were paid on August 13, 2010. On October 28, 2010, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of November 1, 2010, and will be paid on November 15, 2010.

Off-Balance Sheet Arrangements and Risk

We are a member of various global exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. Our liability under these arrangements is not quantifiable and could exceed the cash and securities we have posted as collateral. However, management believes that the potential for us to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying unaudited consolidated balance sheets for these arrangements.

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

In the normal course of business, our client activities involve the execution, settlement and financing of various transactions. These activities may expose us to off-balance sheet risk in the event our client or the other broker is unable to fulfill its contracted obligations and we have to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is our policy to review, as necessary, the credit standing of each counterparty with which we conduct business. See “Liquidity and Capital Resources—Credit Facilities and Sources of Liquidity” above for discussions of letters of credit issued to our clients.

We also enter into certain resale and repurchase transactions that are accounted for as sales and purchases and accordingly de-recognize the related assets and liabilities from the unaudited consolidated balance sheets. See Note 3 to our unaudited consolidated financial statements for further details.

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

Financial instruments are categorized into a three-level valuation hierarchy for disclosure of fair value measurements, as further discussed in Note 5. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. The fair value hierarchy is based on the observability of inputs in the valuation of an asset or liability at the measurement date. In determining the appropriate fair value hierarchy levels, we perform a detailed analysis of our assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The three levels are described as follows:

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

Refer to Note 5, Fair Value Measurements and Derivative Activity, for the analysis prepared as of September 30 and March 31, 2010.

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

In February 2010, the FASB issued ASU No. 2010-10, Consolidation - Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date of the updated variable-interest entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. We adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to our unaudited consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU No. 2010-10 to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU will also amend guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. We adopted ASU No. 2009-17 in the first quarter of fiscal 2011 with no material impact on our unaudited consolidated financial statements.

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

The table below shows the impact of a 10% adverse currency-exchange rate movement against the U.S. dollar in our major currency exposures. The impact, which would be an increase to General and other expenses in the unaudited consolidated statement of operations, is as follows:

Six months ended September 30, 2010 (in millions)
British pounds	$9.5
Australian dollar	$1.5
Singapore dollar	$1.2
Euro	$0.7

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

As of September 30, 2010, our end-of-day value-at-risk for financial positions taken for our own account, estimated at a 95% confidence level over a one-day time horizon, was $4.5 million. This calculation excludes exchange shares, resale and repurchase agreements to maturity accounted for as sales and purchases, U.S. treasury securities deposited at commodity clearing organizations and investments of client funds.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

	September 30, 2010
Risk Categories	Average	Minimum	Maximum
(Dollars in thousands)
Commodities	$815	103	2,005
Equities	625	297	1,111
Fixed Income	4,551	4,041	5,051
Foreign Exchange	90	46	152
Diversification effect (1)	(1,285)	(23)	(2,941)
Total	$4,796	$4,464	$5,378

(1)	Equals the difference between total value-at-risk and the sum of the value-at-risk for the four risk categories. This arises because the market risk categories are not perfectly correlated.

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

Our policy requires us to have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks which was amended and extended in June 2010 to $1,200.9 million of credit facility ($758.4 million of which is undrawn at September 30, 2010). To support the business’ settlement and intra-day requirements, we also maintain committed and uncommitted credit lines with financial institutions. We anticipate accessing these facilities and credit lines from time to time.

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

Set forth below are the potentially material litigations and regulatory proceedings to which we are a party or in which we are involved through one of our operating subsidiaries.

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of our US operating subsidiary MF Global Inc. (MFGI), Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141.0 million shortfall (the “Dooley Trading Incident”). The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by MFGI the next day. As a result of the Dooley Trading Incident:

•

Class Action Suits. We, Man Group, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. We made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. This litigation is in its early stages and we believe we have meritorious defenses. Therefore, no provision for losses has been recorded in connection with this matter.

•

Insurance Claim. MFGI filed a claim under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, MFGI’s Bond insurers denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They also initiated an action against MFGI in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. MFGI believes the insurers’ position to be in error and filed a counterclaim in order to seek to enforce its right to payment in court. The Bond insurers sought partial summary judgment, which the Court denied. The Bond insurers have filed a Notice of Appeal.

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through MFGI’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFGI and Saab knew that Lee was fraudulently misrepresenting prices in his natural gas options book and aided and abetted his ability to do so by sending price indications to BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $660.9 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to MFGI (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing except for defendants’ alleged illegal conduct. MFGI made a motion to dismiss the complaint, which was denied by the court. This litigation is in its earliest stages and MFGI believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, MFGI, along with four other futures commission merchants (“FCMs”), was named as a defendant in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFGI and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. MFGI filed a motion to dismiss the amended complaint, which was granted by the court and appealed by the plaintiffs. No provision for losses has been recorded in connection with this litigation.

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

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MFGI in June 2009 on the theory that MFGI’s withdrawal of $50.2 million within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. MFGI believes there are substantial defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from MFGI. In addition, to the extent the Trustee recovered any funds from MFGI it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages. No provision for losses has been recorded in connection with this claim.

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and MFGI, among others, in the United States District Court for the Eastern District of New York, alleging that MFGI, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. MFGI made a motion to dismiss, which has been granted with prejudice. If plaintiffs appeal, MFGI believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $0.01 million each. MFGI made a motion to dismiss which was granted by the court. Plaintiffs have appealed. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, we formally requested payment of certain amounts that Man Group (our largest shareholder at the time and former parent company) owed to us. Man Group demanded arbitration and, as a result of this unresolved claim, we recorded a receivable for the amount owed in equity. In June and July 2010, this matter was heard by the LCIA which in September 2010 issued an award in favor of us. Man Group paid us $32.6 million, which was comprised of the full amount owed plus an agreed upon amount for costs and interest. Of the amounts paid, $29.8 million has been recorded against equity on the consolidated balance sheet, plus an additional payment of $2.8 million for legal costs and interest, which has been recorded within Other revenues on the consolidated statement of operations.

Morgan Fuel/Bottini Brothers

MFGI and MF Global Market Services LLC (“Market Services”) are currently involved in litigation with the principals (the “Bottinis”) of a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

•

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the personal and unconditional guarantees they had issued for the obligations of Morgan Fuel. This arbitration is proceeding.

•

Morgan Fuel v. MFGI and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFGI and Market Services. Morgan Fuel claims that MFGI and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses. Morgan Fuel contends that MFGI and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. MFGI moved to permanently stay this arbitration on the ground that there was no agreement to arbitrate. The Supreme Court of New York for the County of New York denied the motion and MFGI appealed that decision. The Appellate Division, First Department reversed the order of the Supreme Court, permanently stayed the arbitration of Morgan Fuel’s claims, and subsequently denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. Morgan Fuel filed for leave to appeal with the New York Court of Appeals, which was denied.

•

The Bottinis had asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFGI, Market Services and Steven Bellino (a former MFGI employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party claim had been denied by the trial court and, on appeal, the Appellate Division, First Department reversed the order of the trial court, permanently stayed this claim and subsequently denied Morgan Fuel’s motion seeking leave to appeal this decision to the Court of Appeals. The Bottinis then withdrew their third-party claim against Morgan Fuel, which is no longer a party to the arbitration on the unconditional guarantees. Morgan Fuel filed for leave to appeal with the New York Court of Appeals, which was denied.

There is no affirmative claim against Market Services at this time, which intends to pursue its arbitration vigorously.

In re: Platinum and Palladium Commodities Litigation

On August 4, 2010, MFGI was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York which alleged claims of manipulation and aiding and abetting manipulation in violation of the Commodities Exchange Act. Specifically, the complaint alleged that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFGI, as its executing broker, to enter “large” market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFGI was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium commodities in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs’ claimed damages have not been quantified. This matter is in its earliest stages and no provision for losses has been recorded in connection with this claim.

Other

In addition to the matters discussed above, from time to time we are party to, or are involved through one of our operating subsidiaries in, litigation and regulatory proceedings that arise in the ordinary course of our business. Aside from those matters discussed above, we do not believe that we are party to any pending or threatened litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	RISK FACTORS

For a discussion of our potential risks and uncertainties, see information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, and the information in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, both filed with the SEC, and which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K, as supplemented by the risk factor set forth in the Quarterly Report on Form 10-Q. If any of the risks discussed in our 2010 Form 10-K or the Form 10-Q for the fiscal quarter ended June 30, 2010 actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD

By:	/S/ JON S. CORZINE
Name:	Jon S. Corzine
Title:	Chief Executive Officer

By:	/S/ J. RANDY MACDONALD
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: November 5, 2010