Form 10-Q
period 2010-12-31
MF Global Holdings Ltd.
filed 2011-02-03
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended December 31, 2010

or

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

The number of common stock outstanding of the registrant as of December 31, 2010, was 163,386,012.

MF GLOBAL HOLDINGS LTD.

PART I.—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenues
Commissions	$344,803	$357,199	$1,049,276	$1,038,454
Principal transactions	40,889	33,213	152,384	124,181
Interest income	141,753	106,240	383,923	302,141
Other	8,767	8,733	31,446	31,745

Total revenues	536,212	505,385	1,617,029	1,496,521
Interest and transaction-based expenses:
Interest expense	65,234	35,368	165,806	94,528
Execution and clearing fees	161,125	156,969	491,294	445,361
Sales commissions	63,094	62,044	183,396	182,068

Total interest and transaction-based expenses	289,453	254,381	840,496	721,957
Revenues, net of interest and transaction-based expenses	246,759	251,004	776,533	774,564

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	142,346	150,460	437,217	485,428
Employee compensation related to non-recurring IPO awards	—	7,086	12,436	25,099
Communications and technology	32,937	31,352	98,745	87,173
Occupancy and equipment costs	13,728	9,884	36,006	29,351
Depreciation and amortization	11,327	13,482	32,941	41,341
Professional fees	20,820	19,587	52,194	58,614
General and other	22,169	21,980	60,917	82,158
IPO-related costs	—	—	—	894
Restructuring charges	—	—	12,792	—
Impairment of intangible assets and goodwill	1,323	1,165	2,869	2,325

Total other expenses	244,650	254,996	746,117	812,383
Gain on exchange seats and shares	422	1,680	2,063	12,924
Loss on extinguishment of debt	—	—	2,737	9,682
Interest on borrowings	11,527	9,903	31,104	30,415

Loss before provision for income taxes	(8,996)	(12,215)	(1,362)	(64,992)
(Benefit)/provision for income taxes	(4,544)	2,249	32,920	(17,154)
Equity in income of unconsolidated companies (net of tax)	558	330	1,762	1,260

Net loss	(3,894)	(14,134)	(32,520)	(46,578)
Net income attributable to noncontrolling interest (net of tax)	815	484	2,122	1,525

Net loss attributable to MF Global Holdings Ltd.	$(4,709)	$(14,618)	$(34,642)	$(48,103)

Dividends declared on preferred stock	5,005	7,678	19,441	23,034
Deemed dividend resulting from exchange offer	—	—	48,792	—

Net loss applicable to common shareholders	$(9,714)	$(22,296)	$(102,875)	$(71,137)

Loss per share (see Note 14):
Basic	$(0.06)	$(0.18)	$(0.68)	$(0.58)
Diluted	$(0.06)	$(0.18)	$(0.68)	$(0.58)
Weighted average number of shares of common stock outstanding:
Basic	163,268,035	123,272,712	151,379,516	123,149,652
Diluted	163,268,035	123,272,712	151,379,516	123,149,652

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	December 31, 2010	March 31, 2010
Assets
Cash and cash equivalents	$836,338	$826,227
Restricted cash and segregated securities	10,787,626	9,693,927
Securities purchased under agreements to resell (including $13,069,746 and $14,825,760 at fair value, respectively)	10,341,051	22,125,430
Securities borrowed (including $0 and $1,004,017 at fair value, respectively)	2,836,378	3,918,553
Securities received as collateral	90,653	52,185
Securities owned (including $11,588,144 and $8,357,551 pledged, respectively)	12,826,938	10,320,139
Receivables:
Brokers, dealers and clearing organizations	3,756,889	3,317,789
Customers (net of allowances of $19,117 and $31,371 respectively)	467,283	292,110
Other	66,277	44,418
Memberships in exchanges, at cost (fair value of $17,605 and $19,285, respectively)	5,857	6,262
Furniture, equipment and leasehold improvements, net	118,416	72,961
Intangible assets, net	61,656	73,359
Other assets	261,773	222,720

TOTAL ASSETS	$42,457,135	$50,966,080

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	$532,311	$142,867
Securities sold under agreements to repurchase (including $8,233,520 and $9,281,426 at fair value, respectively)	18,632,833	29,079,743
Securities loaned	1,269,820	989,191
Obligation to return securities borrowed	90,653	52,185
Securities sold, not yet purchased, at fair value	6,340,706	4,401,449
Payables:
Brokers, dealers and clearing organizations	581,002	2,240,731
Customers	13,095,384	11,997,852
Accrued expenses and other liabilities	211,562	197,074
Long-term borrowings	191,387	499,389

TOTAL LIABILITIES	40,945,658	49,600,481

Commitments and contingencies (Note 10)
Preferred stock, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
403,550 and 1,500,000 Series B Convertible, issued and outstanding, non-cumulative, respectively	34,446	128,035

EQUITY
Common stock, $1.00 par value per share; 1,000,000,000 shares authorized, 163,307,234 and 121,698,729 shares issued and outstanding, respectively	163,307	121,699
Treasury stock	—	(219)
Receivable from shareholder	—	(29,779)
Additional paid-in capital	1,557,981	1,367,948
Accumulated deficit	(363,108)	(328,466)
Accumulated other comprehensive income/(loss) (net of tax)	4,262	(5,752)
Noncontrolling interest	18,422	15,966

TOTAL EQUITY	1,380,864	1,141,397

TOTAL LIABILITIES AND EQUITY	$42,457,135	$50,966,080

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,520)	$(46,578)
Less: Net income attributable to noncontrolling interest, net of tax	2,122	1,525

Net loss attributable to MF Global Holdings Ltd.	(34,642)	(48,103)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gains on sale of exchanges seats and shares	(1,098)	(576)
Depreciation and amortization	32,941	41,341
Stock-based compensation expense	42,557	52,139
Bad debt expense	(294)	(1,139)
Deferred income taxes	(33,176)	3,420
Equity in income of unconsolidated affiliates	(1,762)	(1,260)
Dividend received from unconsolidated affiliates	1,459	2,106
Income attributable to noncontrolling interest, net of tax	2,122	1,525
(Gain)/loss on extinguishment of debt	(2,821)	9,682
Amortization of debt issuance costs	6,027	5,909
Impairment of goodwill and intangible assets	2,869	2,325
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	(1,068,159)	114,095
Securities purchased under agreements to resell	11,784,379	(6,122,002)
Securities borrowed	1,082,184	395,413
Securities owned	(2,505,583)	(8,471,804)
Receivables:
Brokers, dealers and clearing organizations	(412,923)	(2,835,216)
Customers	(175,087)	(10,035)
Other	(21,763)	4,506
Other assets	(2,450)	(34,235)
(Decrease)/increase in operating liabilities:
Securities sold under agreements to repurchase	(10,447,004)	17,043,071
Securities loaned	279,679	(5,270,453)
Securities sold, not yet purchased, at fair value	1,939,255	2,171,372
Payables:
Brokers, dealers and clearing organizations	(1,660,135)	3,325,964
Customers	1,045,765	341,136
Accrued expenses and other liabilities	7,848	(123,206)

Net cash (used in)/provided by operating activities	(139,812)	595,975

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands)

	Nine months ended December 31,
	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(4,851)	(2,326)
Proceeds from sale of memberships in exchanges	1,437	612
Purchase of furniture, equipment and leasehold improvements	(61,931)	(24,096)

Net cash used in investing activities	(65,345)	(25,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other short-term borrowings, net	89,433	2,700
Issuance of common stock	184,000	—
Repayment of liquidity facility	—	(200,000)
Repayment of two-year term facility	—	(240,000)
Repayment of convertible notes	(4,482)	—
Payment of debt issuance costs	(6,818)	(791)
Payment of common stock issuance costs	(9,690)	—
Proceeds from Man Group	29,779	—
Payment to Man Group for tax indemnification	(751)	—
Payment related to exchange of preferred securities	(2,153)	—
Payment of dividends on preferred stock	(19,441)	(23,034)
Payment of deemed dividend resulting from exchange offer	(48,792)	—

Net cash provided by/(used in) financing activities	211,085	(461,125)

Effect of exchange rates on cash and cash equivalents	4,183	6,110

Increase in cash and cash equivalents	10,111	115,150
Cash and cash equivalents at beginning of year	826,227	639,183

Cash and cash equivalents at end of period	$836,338	$754,333

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	90,653	21,126
Obligation to return securities borrowed	(90,653)	(21,126)

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

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Treasury Stock	Receivable from Shareholder	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/ Income	Noncontrolling interest	Total Equity
Equity at March 31, 2010	$121,699	$(219)	$(29,779)	$1,367,948	$(328,466)	$(5,752)	$15,966	$1,141,397
Stock-based compensation				44,885				44,885
Net loss attributable to MF Global Holdings Ltd.					(34,642)			(34,642)
Net income attributable to noncontrolling interest							2,122	2,122
Foreign currency translation						10,014	334	10,348
Stock issued in connection with employee stock plans	4,308	219		(17,641)				(13,114)
Public stock issuance	25,915			148,395				174,310
Tax indemnification to Man Group				(1,941)				(1,941)
Dividend distributions				(19,441)				(19,441)
Deemed dividend resulting from exchange offer				(48,792)				(48,792)
Exchange of convertible notes and preferred B shares	11,385			84,568				95,953
Settlement of shareholder receivable			29,779					29,779

Equity at December 31, 2010	$163,307	$—	$—	$1,557,981	$(363,108)	$4,262	$18,422	$1,380,864

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Net loss	$(3,894)	$(14,134)	$(32,520)	$(46,578)
Foreign currency translation adjustment	4,392	5,175	10,348	19,851

Comprehensive income/(loss)	$498	$(8,959)	$(22,172)	$(26,727)
Comprehensive income attributable to noncontrolling interest	1,083	920	2,456	2,553

Comprehensive loss attributable to MF Global Holdings Ltd.	$(585)	$(9,879)	$(24,628)	$(29,280)

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 1: Organization and Basis of Presentation

MF Global Holdings Ltd. (together with its subsidiaries, the “Company”) is a leading broker of commodities and listed derivatives. Building on a history that extends more than 225 years, the Company delivers trading and hedging solutions as a broker-dealer across all major markets for futures and options, commodities, fixed income, equities and foreign exchange. The Company helps its clients discover and capitalize on market opportunities by providing actionable insight, market expertise and deep liquidity. The Company also provides access to more than 70 exchanges around the world and is a leader by volume on many of the largest derivatives exchanges. The Company is operated and managed on an integrated basis as a single operating segment, with a presence in the United States (“U.S.”), the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India and Japan, among others.

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

In the first quarter of fiscal 2011, the Company reclassified certain amounts in the statements of operations to better present its business transactions and explain its financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In addition, all dividends earned or paid in equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the three and nine months ended December 31, 2009 the reclassification made for dividends was $56,338 and $51,263, respectively. These consolidated changes have been voluntarily reclassified by the Company and do not reflect an error or misstatement. The Company does not believe that these adjustments are quantitatively or qualitatively material.

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

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are term cash deposits of $54,204 and $61,148 as of December 31 and March 31, 2010, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, many of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At December 31 and March 31, 2010, the Company was in compliance with its segregation requirements.

Securities purchased under agreements to resell and securities sold under agreements to repurchase

Transactions involving purchases of securities under agreements to resell (“resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are generally treated as collateralized financing transactions. Certain of the Company’s resale and repurchase agreements are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are generally included in Interest income and Interest expense in the unaudited consolidated statements of operations.

The Company also enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the accounting standard for transfers and servicing. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives under the accounting standard for derivatives and hedging.

Certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elected the fair value option for those resale and repurchase agreements that were entered into on or after April 1, 2009, and that do not settle overnight or do not have an open settlement date or that are not accounted for as purchase or sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations.

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

Collateral

The Company enters into collateralized financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. and European government, government sponsored entity and federal agency obligations, corporate debt and other debt obligations, and equities. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the unaudited consolidated balance sheets when the Company is the debtor as defined in accordance with the accounting standard for transfers and servicing of financial assets.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of December 31 and March 31, 2010, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $9,972,586 and $9,523,608, respectively. The Company sold or repledged securities aggregating $12,073,990 and $5,860,051, respectively. Counterparties have the right to sell or repledge these securities. See Note 3 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

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

	December 31, 2010	March 31, 2010
Leasehold improvements	$74,355	$56,969
Equipment	81,304	77,627
Furniture and fixtures	36,314	37,538
Computer software	63,055	39,135

Total cost	255,028	211,268
Less: accumulated depreciation and amortization	136,612	138,306

Cost, net of accumulated depreciation and amortization	$118,416	$72,961

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Equity

The Company has 1,000,000,000 shares authorized at $1.00 par value per share (“Common Stock”). On June 8, 2010, the Company completed its public offering and sale of 25,915,492 shares of Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, the Company granted the underwriters a 30—day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full on June 3, 2010. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, the Company received $174,310 as proceeds. At December 31 and March 31, 2010, the Company has 163,307,234 and 121,698,729 shares of Common Stock issued and outstanding, respectively.

At December 31 and March 31, 2010, noncontrolling interests recorded in the unaudited consolidated balance sheets were $18,422 and $15,966, respectively.

Restructuring

In May 2010, the Company commenced a strategic assessment of its cost base, including reviews of its compensation structure and non-compensation expenses. As a result of this evaluation, the Company reduced its workforce by approximately 12%. During the three and nine months ended December 31, 2010, the Company recorded restructuring charges of $0 and $12,792, as a result of these plans. The charges during the nine months ended December 31, 2010 include $11,686 for severance and other employee compensation costs and $1,106 for occupancy and equipment costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of December 31, 2010, the Company had paid $12,279 and has a remaining accrual of $513, substantially all of which will be paid out within one year.

Principal transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary transactions. Revenues from matched principal brokerage activities are recorded on the trade date. For these activities, commission is not separately billed to customers; instead a commission equivalent is included in transaction revenues following execution of the transaction on behalf of customers. Principal transactions also includes unrealized gains or losses on equity swaps and contracts for differences (“CFDs”) together with the unrealized gains and losses on the related matching equity hedges that are entered into on a matched-principal basis. Additionally, the Company records in Principal transactions the total return of equity swaps entered into as part of a matched equity hedge and the gains on repurchase and resale agreements accounted for as sales transactions. Principal transactions also include dividends earned or paid in equity trading strategies. On a gross basis, dividends earned and paid included in principal transactions for the three months ended December 31, 2010 were $2,096 and $4,374, respectively, and $15,802 and $72,140, respectively, for the three months ended December 31, 2009. On a gross basis, dividends earned and paid included in principal transactions for the nine months ended December 31, 2010 were $388,064 and $179,011, respectively, and $32,926 and $84,189 respectively, for the nine months ended December 31, 2009.

Proprietary transactions are recorded on the trade date. Profits and losses arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis, including to a lesser extent from derivatives transactions executed for the Company’s own account to hedge foreign currency exposure. The Company does not separately amortize purchase premiums and discounts associated with proprietary securities transactions, as these are a component of the recorded fair value. Changes

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

in the fair value of such securities are recorded as unrealized gains and losses within Principal transactions in the unaudited consolidated statements of operations. Contractual interest expense earned and incurred on these transactions is included in Interest income and Interest expense in the unaudited consolidated statements of operations.

Interest

Interest is recognized on an accrual basis and includes amounts receivable on certain customer funds, company funds, debt instruments such as agency securities and collateralized financing arrangements. Interest income related to resale agreements, securities borrowed and other collateralized financing arrangements are recognized over the life of the transaction. Interest income and expense for resale and repurchase agreement transactions are presented net in the unaudited consolidated statements of operations pursuant to accounting guidelines.

Consolidation

The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, or exercises significant influence, but not control, are accounted for using the equity method of accounting. As of December 31 and March 31, 2010, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Financial Services India Private Limited, 73.2% of MF Global Futures Trust Co. Ltd. and had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

During 2010, the Company launched the MF Global Multi-Strategy Futures Trust Fund (the “Fund”) which is sponsored by one of the Company’s affiliates in Taiwan. While the Company has no direct investment in the Fund, it is responsible for selecting the commodity trading advisors to manage the Fund and providing certain clearing and execution services. The Fund is structured under Taiwanese regulations for a futures trust fund, and due to this structure, the Company has consolidated the Fund under the guidance of ASC 810, Consolidation. At December 31, 2010, the Fund’s total assets of $40,408 were included in Other assets and the Fund’s total liabilities and equity of $40,408 were included in Accrued expenses and other liabilities within the Company’s unaudited consolidated balance sheet.

Recently issued accounting pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and how it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The Company adopted ASU No. 2010-20 in the third quarter of fiscal 2011 and enhanced disclosure to the notes to the unaudited consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date of the updated variable-interest entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. The Company adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to its unaudited consolidated financial statements.

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

Note 3: Collateralized Financing Transactions

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. government, government sponsored entities and federal agencies. The Company retains the right to repledge collateral received in collateralized financing transactions. As of December 31, 2010, the market value of collateral received under resale agreements, including resale agreements accounted for as sales transactions, was $59,862,369, of which $3,152,153 was deposited as margin with clearing

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

organizations. As of March 31, 2010, the market value of collateral received under resale agreements was $68,958,618, of which $199,599 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of December 31 and March 31, 2010, the market value of collateral pledged under repurchase agreements, including resale agreements accounted for as sales transactions, was $68,758,835 and $75,606,222, respectively. As of December 31 and March 31, 2010, there were no amounts at risk under repurchase agreements or resale agreements with a counterparty greater than 10% of Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when certain requirements related to the offsetting of amounts related to certain repurchase and resale agreements are satisfied. As of December 31 and March 31, 2010, the Company had securities purchased under agreements to resell of $10,341,051 and $22,125,430, respectively, which includes the impact of netting for resale agreements classified within segregated securities. Segregated securities are presented on a gross basis in the unaudited consolidated balance sheets. The Company also enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the accounting standard for transfers and servicing and recognizes a gain or loss on the sale/purchase of the collateral assets, and records a forward commitment. The Company derecognizes the collateral assets as sold when the transactions are accounted for as sales, and recognizes the collateral assets as purchased when the transactions are accounted for as purchases. In these transactions, the Company has exposure to the risk of default of the issuer of the underlying collateral assets, such as U.S. government securities or European sovereign debt. At December 31, 2010, securities purchased under agreements to resell and securities sold under agreements to repurchase of $0 and $7,569,399, respectively, at contract value, were derecognized. At March 31, 2010, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,199,842 and $5,702,980, respectively, at contract value.

At December 31, 2010, certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elected the fair value option for those resale and repurchase agreements that were entered into on or after April 1, 2009, and that do not settle overnight or do not have an open settlement date or that are not accounted for as purchase and sale agreements (i.e. repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At December 31, 2010, the fair value of these resale and repurchase agreements was $13,069,746 and $8,233,520, respectively. At March 31, 2010, the fair value of these resale and repurchase agreements was $14,825,760 and $9,281,426, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations. During the three months ended December 31, 2010, the amount of gains and losses related to resale and repurchase agreements carried at fair value was $8,140 of losses and $6,274 of gains, respectively. During the nine months ended December 31, 2010, the amount of losses related to resale and repurchase agreements carried at fair value was $1,383 and $2,739, respectively. During the three months ended December 31, 2009, the amount of losses related to resale and repurchase agreements carried at fair value was $5,798 and $3,791, respectively. During the nine months ended December 31, 2009, the amount of gains and losses related to resale and repurchase agreements carried at fair value was $6,285 of gains and $2,778 of losses, respectively.

The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The carrying values of the securities sold under repurchase transactions, including accrued interest, by maturity date are:

	December 31, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$1,525,093	8,297,473	1,066,414	700,787	521,362	12,111,129
U.S. corporations	295,868	94,817	696,184	96,910	249,202	1,432,981
Foreign governments	169,371	722,501	3,443,185	283,216	119,027	4,737,300
Foreign corporations	16,685	—	334,738	—	—	351,423

Total	$2,007,017	$9,114,791	$5,540,521	$1,080,913	$889,591	$18,632,833

	March 31, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. government	$1,334,376	$15,649,717	$815,274	$637,552	$1,239,413	$19,676,332
U.S. corporations	93,216	43,086	—	—	—	136,302
Foreign governments	103,141	3,242,366	4,878,894	105,521	897,943	9,227,865
Foreign corporations	39,244	—	—	—	—	39,244

Total	$1,569,977	$18,935,169	$5,694,168	$743,073	$2,137,356	$29,079,743

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions. These transactions facilitate the settlement process and may require the Company to deposit cash or other collateral with the lender.

The Company elected to record at fair value securities borrowed and securities loaned transactions that are entered into on or after July 1, 2009 that have a specific termination date beyond the business day following the trade date. At December 31, there were no securities borrowed transactions carried at fair value because they are all on a demand or overnight basis. At March 31, 2010, the fair value of these securities borrowed agreements was $1,004,017. Changes in the fair value of these transactions are recorded in Principal transactions in the unaudited consolidated statement of operations. During the three and nine months ended December 31, 2010, the net amount of gains and losses related to securities borrowed agreements carried at fair value was $0. During the three and nine months ended December 31, 2009, the amount of gains related to securities borrowed agreements carried at fair value was $18. At December 31 and March 31, 2010, there were no securities loaned transactions carried at fair value. For transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded on the unaudited consolidated balance sheets.

In its collateralized financing transactions, the Company monitors the market value of collateral received on a daily basis and also calls for collateral on a daily basis. Generally, resale transactions are collateralized with investment grade securities including U.S. Treasury and agency securities, European sovereign debt, and mortgage backed securities, while securities borrowed are collateralized with U.S. Treasury and agency securities, equities, and investment grade corporate bonds. The Company’s credit counterparties in resale transactions are central clearers, banks and broker-dealers. In securities borrowed transactions, credit

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

counterparties can also include insurance companies and pension funds. Credit risk can arise when the collateral value falls below the value of the receivables and counterparties fail to provide additional collateral. As of December 31 and March 31, 2010, no provision has been recorded against resale agreements or securities borrowed transactions, as amounts were deemed collectible.

Note 4: Securities Owned and Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	December 31, 2010		March 31, 2010
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$5,114,669	$5,569,109	$3,903,235	$3,493,000
Corporate debt securities	341,907	357,597	207,165	162,586
Foreign government bonds	1,456,200	173,642	1,117,693	543,359
Equities	493,662	188,465	418,586	201,558
Shares held due to demutualization of exchanges	14,733	—	14,034	—
Other	43,616	51,893	12,810	946

Total	$7,464,787	$6,340,706	$5,673,523	$4,401,449

As of December 31 and March 31, 2010, there were no securities owned by the Company and deposited as margin with clearing organizations.

Segregated Securities

At December 31 and March 31, 2010, the Company had segregated securities of $9,085,798 and $7,587,632, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $6,065,760 and $4,280,140 at December 31 and March 31, 2010, respectively, of which $854,364 and $1,115,806 are at fair value as a result of the Company’s fair value election, at December 31 and March 31, 2010, respectively.

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the unaudited consolidated balance sheets. During the three and nine months ended December 31, 2010 the Company recognized other-than-temporary impairment of $500 and $1,561 related to debt securities issued by the U.S. government due to being purchased at a premium and the securities being called prior to maturity. The Company will not recover the amortized cost of these particular securities prior to their known call date. No impairment charge was recorded for the year ended March 31, 2010.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table summarizes the carrying value, fair value and unrealized gains and losses, for the held-to-maturity securities, none of which have been in an unrealized loss position greater than 12 months, at December 31 and March 31, 2010:

	December 31, 2010
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$894,183	$893,600	$3,327	$(3,910)
Debt securities issued by the U.S. government and federal agencies	4,467,968	4,423,853	105	(44,220)

Total	$5,362,151	$5,317,453	$3,432	$(48,130)

	December 31, 2010
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$637,526	$636,761	$235	$(1,000)
Debt securities issued by the U.S. government and federal agencies	1,967,237	1,955,925	1,001	(12,313)

Total	$2,604,763	$2,592,686	$1,236	$(13,313)

	March 31, 2010
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$10,100	$10,262	$162	$—
Debt securities issued by the U.S. government and federal agencies	4,636,516	4,634,731	731	(2,516)

Total	$4,646,616	$4,644,993	$893	$(2,516)

	March 31, 2010
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$71,139	$72,028	$889	$—
Debt securities issued by the U.S. government and federal agencies	2,888,574	2,891,805	3,679	(448)

Total	$2,959,713	$2,963,833	$4,568	$(448)

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

•

The fair value of foreign government obligations is determined using quoted market prices or executable broker or dealer quotes, where observable. These securities are marked at mid-market prices based on a composite of observable bids and offers and are generally categorized in Level 1 of the fair value hierarchy.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following tables summarize the Company’s financial assets and liabilities as of December 31 and March 31, 2010, by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of December 31, 2010
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,487,401	$761,533	$—	$—	$4,248,934
U.S. government agency mortgage backed securities	—	1,281,011	—	—	1,281,011
Private label mortgage backed securities	—	1,582	—	—	1,582
Corporate debt securities	—	340,325	—	—	340,325
Foreign government bonds	1,456,200	—	—	—	1,456,200
Equities	493,662	—	—	—	493,662
Shares held due to demutualization of exchanges	—	815	13,918	—	14,733
Other	43,616	—	—	—	43,616

Total securities owned (4)	$5,480,879	$2,385,266	$13,918	$—	$7,880,063

Derivative Assets
Futures transactions	$4,343,496	$—	$—	$(3,058,986)	$1,284,510
Foreign currency and other derivative transactions	41,377	1,063,148	—	(1,037,805)	66,720

Total derivative assets (2)	4,384,873	1,063,148	—	(4,096,791)	1,351,230

Securities purchased under agreements to resell (5) (6)	—	31,292,482	—	(17,368,372)	13,924,110

Total assets at fair value	$9,865,752	$34,740,896	$13,918	$(21,465,163)	$23,155,403

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$4,286,917	$55,677	$—	$—	$4,342,594
U.S. government agency mortgage backed securities	—	1,226,515	—	—	1,226,515
Private label mortgage backed securities	—	18	—	—	18
Corporate debt securities	—	357,579	—	—	357,579
Foreign government bonds	173,642	—	—	—	173,642
Equities	188,465	—	—	—	188,465
Other	51,893	—	—	—	51,893

Total securities sold, not yet purchased	$4,700,917	$1,639,789	$—	$—	$6,340,706

Derivative liabilities
Futures transactions	$4,327,367	$—	$—	$(753,536)	$3,573,831
Foreign currency and other derivative transactions	30,676	1,026,574	—	(372,321)	684,929

Total derivative liabilities (3)	4,358,043	1,026,574	—	(1,125,857)	4,258,760

Securities sold under agreements to repurchase (5)	—	25,601,892	—	(17,368,372)	8,233,520

Total liabilities at fair value	$9,058,960	$28,268,255	$—	$(18,494,229)	$18,832,986

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $2,872,942 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $43,616 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $9,417,626 within Payables to customers and Payables to brokers, dealers and clearing organizations which is accounted for at other than fair value. Excludes $51,891 which is recorded in Securities sold, not yet purchased.
(4)	Includes $415,276 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the Consolidated Balance Sheet.
(5)	Excludes Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $854,364 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.

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

For the three and nine months ended December 31, 2010, the Company did not have significant transfers in or out of Level 1 and Level 2 in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the periods for all financial assets and liabilities categorized as Level 3 as of the three and nine months ended December 31, 2010 and 2009. The net unrealized losses reflected in Level 3 should be considered in the context of the factors discussed below.

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

•	There were no transfers in or out of Level 3 for the three and nine months ended December 31, 2010.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Beginning balance	$14,089	$25,279	$14,034	$14,367
Total realized and unrealized gains	(171)	(4,936)	4,572	6,074
Purchases, sales and settlements, net	—	—	(4,683)	59
Transfers out of Level 3	—	—	—	(170)
Foreign currency translation	—	21	(5)	34

Balance, end of period	$13,918	$20,364	$13,918	$20,364

The balance at December 31, 2010 and 2009 respectively is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Gain on exchange seats and shares and in Other revenues in the unaudited consolidated statements of operations. Net unrealized gains/(losses) relating to instruments held at December 31, 2010 for the three and nine months ended was a loss of $171 and a gain of $71, respectively. Net unrealized gains/(losses) relating to instruments held at December 31, 2009 for the three and nine months ended was a loss of $4,936 and a gain of $6,074, respectively. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level.

The fair value of long-term borrowings at December 31 and March 31, 2010 was $234,796 and $531,800, respectively. The fair value of long-term debt was determined by reference to the December 31, 2010 market values of comparably rated debt instruments.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products. In connection with these trading services, the Company may use derivative instruments to facilitate client transactions or to build inventory for future client demand. The Company also enters into derivative transactions for its own account including to offset the Company’s exposure to counterparty transactions, changes in foreign currency, interest rate risks and to manage its liquid corporate assets. In accordance with the accounting standard for derivatives and hedging, the Company currently does not apply hedge accounting to its derivative activities.

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

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of December 31 and March 31, 2010.

	December 31, 2010
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$1,944	18,258	—	20,202	$1,522	13,489	—	15,011	37,738
Foreign exchange rate	42,488	457,980	—	500,468	30,966	446,330	—	477,296	2,578,669
Equity	40,999	118,030	—	159,029	32,236	106,743	—	138,979	1,158,137,576
Commodity	4,343,058	468,228	—	4,811,286	4,345,211	458,447	—	4,803,658	711,269
Other	—	652	—	652	—	1,564	—	1,564	1,338

Total fair value of derivative contracts				$5,491,637				$5,436,508

Impact of netting and collateral				(4,096,791)				(1,125,857)

Total fair value				$1,394,846				$4,310,651

	March 31, 2010
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$1,135	4,345	—	5,480	$545	8,915	—	9,460	30,542
Foreign exchange rate	61,008	407,503	—	468,511	61,220	386,916	—	448,136	5,394,601
Equity	6,081	74,463	—	80,544	6,201	69,651	—	75,852	1,002,329,264
Commodity	3,543,858	573,278	—	4,117,136	3,553,501	590,030	—	4,143,531	848,042

Total fair value of derivative contracts				$4,671,671				$4,676,979

Impact of netting and collateral				(2,961,357)				115,714

Total fair value				$1,710,314				$4,792,693

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from brokers, dealers and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased and Payables to customers and Payables to brokers, dealers and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The Company’s volumes of exchange traded futures and options executed and/or cleared, where the unrealized gain or loss is settled daily, and there is no receivable or payable associated with the contract, was 424,033,549 and 1,372,988,571 contracts for the three and nine months ended December 31, 2010, respectively, and 422,292,170 and 1,244,766,996 contracts for the three and nine months ended December 31, 2009, respectively. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the unaudited consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009.

	Three months Ended December 31,		Nine months Ended December 31,
Type of Instrument	2010	2009	2010	2009
Fixed Income/ Interest rate	$11,740	$1,829	$22,487	$20,169
Foreign exchange	10,132	13,886	35,070	45,687
Equity	107	755	33,298	8,864
Commodity	16,581	14,727	55,864	42,571
Other	2,329	2,016	5,665	6,890

Total	$40,889	$33,213	$152,384	$124,181

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties, and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of December 31, 2010, the aggregate fair value of derivative agreements, with credit-risk-related contingent features that were in a net liability position was $9,051, for which the Company has posted collateral of $56,862 in accordance with trading agreements. If the Company’s long term credit rating had a one-notch or two-notch reduction, as of December 31, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $702. As of March 31, 2010, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $23,413, for which the Company has posted collateral of $29,861 in accordance with arrangements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of March 31, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $3,162.

Note 6: Receivables from and Payables to Brokers, Dealers and Clearing Organizations

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	December 31, 2010		March 31, 2010
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$126,177	$114,698	$418,994	$403,959
Due from/to clearing brokers	1,122,058	4,064	1,056,664	2,699
Due from/to clearing organizations	935,049	48,729	1,100,520	58,364
Fees and commissions	841	53,352	934	55,289
Unsettled trades	1,415,114	339,482	593,417	1,669,777
Other	157,650	20,677	147,260	50,643

Total	$3,756,889	$581,002	$3,317,789	$2,240,731

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Note 7: Receivables from and Payables to Customers

Receivables from customers, net of allowances, and payables to customers are as follows:

	December 31, 2010		March 31, 2010
	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$337,629	12,064,729	$202,652	10,905,593
Foreign currency and other OTC derivative transactions	39,730	643,452	31,808	638,254
Securities transactions	46,306	379,386	43,329	445,303
Other	43,618	7,817	14,321	8,702

Total	$467,283	$13,095,384	$292,110	$11,997,852

Note 8: Goodwill and Intangible Assets

On November 1, 2010 the Company acquired Washington Research Group (“WRG”), a Washington, D.C.-based, policy-focused investment research firm that provides leading institutional equity investors with insights and analysis on the impact of government policy on investment opportunities. The Company does not consider this acquisition to be material to its operations. The Company recognized $304 and $2,027 of goodwill and intangible assets related to customer relationships, respectively, as part of this acquisition. The $304 of goodwill associated with this acquisition was subsequently written off as the result of the analysis described below.

There were no acquisitions during the three and nine months ended December 31, 2009.

During the three and nine months ended December 31, 2010, earn-out payments of $772 and $2,318 were made relating to a prior acquisition, which were accounted for as additional purchase consideration. As of December 31, 2010, the Company had one remaining arrangement that could result in contingent, or “earn-out”, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to fiscal 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years (to fiscal 2017), subject to a remaining maximum of approximately $67,000.

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

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing, as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 11.49% as its

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred stock, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at December 31, 2010, there was a very limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at December 31, 2010. Based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $1,076 and $2,622 in the three and nine months ended December 31, 2010, respectively, and $1,165 and $2,325 in the three and nine months ended December 31, 2009, respectively, to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The summary of the Company’s goodwill is as follows:

Balance as of March 31, 2010	$—
Additions	2,622
Impairment	(2,622)

Balance as of December 31, 2010	$—

Intangible assets, subject to amortization as of December 31 and March 31, 2010 are as follows:

	December 31, 2010	March 31, 2010
Customer relationships
Gross carrying amount	$261,970	$259,943
Accumulated amortization	(203,970)	(193,157)

Net carrying amount	58,000	66,786

Technology assets
Gross carrying amount	32,114	32,114
Accumulated amortization	(29,829)	(27,101)

Net carrying amount	2,285	5,013

Trade names
Gross carrying amount	2,934	2,934
Accumulated amortization	(1,563)	(1,374)

Net carrying amount	1,371	1,560

Total	$61,656	$73,359

Intangible assets are assets obtained in a business combination for customer relationships, technology assets, and trade names. Intangible assets are reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

As a result of the impairment analysis performed during the three months ended December 31, 2010, the Company recorded an impairment charge of approximately $247 related to customer relationships from its 2007 acquisition of BrokerOne Pty. Ltd. There was no impairment charge related to intangible assets during the three and nine months ended December 31, 2009.

During the three and nine months ended December 31, 2010, the total impairment charges of intangible assets and goodwill were approximately $1,323 and $2,869, respectively. During the three and nine months ended December 31, 2009, the total impairment charges were approximately $1,165 and $2,325, respectively. These charges were recorded in Impairment of intangible assets and goodwill in the Company’s unaudited consolidated statement of operations.

The amortization included in Depreciation and amortization for the three and nine months ended December 31, 2010 was $4,299 and $15,136, respectively. The estimated amortization expense to be recorded for the remainder of fiscal 2011 is approximately $3,393. The estimated amortization expense for the remaining intangible assets for the next five fiscal years, starting fiscal 2012, is approximately $13,574, $13,011, $11,050, $7,544 and $4,993, respectively.

Note 9: Borrowings

Short term borrowings consist of the following:

	December 31, 2010	March 31, 2010
Other short-term borrowings	$517,500	$142,500
Bank overdrafts	14,811	367

Total	$532,311	$142,867

Long-term borrowings consist of:

	December 31, 2010	March 31, 2010
9.00% Convertible Notes due 2038	$191,387	$199,389
Other long-term borrowings	—	300,000

Total	$191,387	$499,389

Liquidity Facility

At March 31, 2010, the Company had a $1,500,000 unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of banks.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit the Company, in addition to certain of its subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are $1,200,875, all of which is available to the Company for borrowing until the Old Maturity Date (at which time, $511,250 will cease to be available for borrowing), and $689,625 is available for borrowing until the Extended

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to $220,316) will become due. Under the terms of the amended liquidity facility, the Company may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date and also for general corporate purposes.

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

The amended liquidity facility continues to provide that if (i) the Company fails to pay any amount when due under the facility, (ii) or to comply with its other requirements mentioned above, (iii) fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

permitted to make any further borrowings under the facility. In December 2010, for purposes of prudent liquidity management, the Company borrowed $75,000 from the liquidity facility, which was subsequently repaid in January 2011. As of December 31 and March 31, 2010, $517,500 and $442,500 was outstanding under the liquidity facility with the remainder available to the Company. The Company has classified the $517,500 of outstanding loans at December 31, 2010 under the liquidity facility as short term debt. In connection with the Amendment, the Company paid a one-time fee to participating lenders of $6,818 recorded in Other assets which will be amortized over the life of the facility.

At December 31, 2010, the Company was in compliance with its covenants under the liquidity facility.

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

As of December 31, 2010, $195,663 in aggregate principal amount of Convertible Notes remains outstanding. The terms and conditions of the Convertible Notes remain unchanged.

Note 10: Commitments and Contingencies

Legal

Set forth below are the potentially material litigations and regulatory proceedings to which the Company is a party or in which the Company is involved directly or through one of its operating subsidiaries.

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

•

Class Action Suits. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. The parties engaged in mediation and have agreed to a preliminary settlement, which is subject to various customary conditions, including preliminary approval by the United States District Court for the Southern District of New York, notice to class members, class member opt-out thresholds, a final hearing, and final approval by the District Court. The settlement provides for a total payment of $90,000 to plaintiffs, $2,500 of which is to be paid and has been accrued by the Company.

•

Insurance Claim. MFGI filed a claim under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, MFGI’s Bond insurers denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They also initiated an action against MFGI in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. MFGI believes the insurers’ position to be in error and filed a counterclaim in order to seek to enforce its right to payment in court. The Bond insurers sought partial summary judgment, which the Court denied. The Bond insurers have filed a Notice of Appeal in the First Department and have filed a motion to Renew or Reargue with the Supreme Court, challenging the portion of the decision that found that Dooley was an employee of the Company.

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through MFGI’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFGI and Saab knew that Lee was fraudulently misrepresenting prices in his natural gas options book and aided and abetted his ability to do so by sending price indications to BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

CAD 680,000 (approximately $660,900) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to MFGI (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing except for defendants’ alleged illegal conduct. MFGI made a motion to dismiss the complaint, which was denied by the court. This litigation is in its early stages and MFGI believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

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

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The letter and arbitration proceeding alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This arbitration is in its early stages. No provision for losses has been recorded in connection with this matter.

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MFGI in June 2009 on the theory that MFGI’s withdrawal of $50,200 within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. MFGI believes there are meritorious defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from MFGI. In addition, to the extent the Trustee recovered any funds from MFGI it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages. No provision for losses has been recorded in connection with this claim.

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

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $10 each. MFGI made a motion to dismiss which was granted by the court. Plaintiffs have appealed. The Court of Civil Appeals for the State of Oklahoma upheld MFGI’s dismissal. No provision for losses has been recorded in connection with this matter.

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

There is no affirmative claim against Market Services at this time, which intends to pursue its arbitration vigorously. No provision for losses has been recorded in connection with this claim.

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

Marion Hecht as Receiver for Joseph Forte, L.P.

On December 21, 2010, Marion Hecht, as Receiver for Joseph Forte, L.P. (the “Partnership”), filed a complaint against MFGI in the United States District Court for the Eastern District of Pennsylvania that alleges one claim of negligence. Specifically, the complaint alleges that the Partnership had a trading account with MFGI and that MFGI violated its duties imposed by state law and under the Commodity Exchange Act by failing to recognize that the Partnership was not properly registered with the CFTC or the National Futures Association, and failed to make sufficient inquiries regarding the registration when discrepancies existed, and that MFGI’s conduct enabled the Partnership to operate a Ponzi scheme and cause damage to the investors. The Receiver claims MFGI caused losses in excess of $10,000. MFGI has not yet been served with the complaint. No provision for losses has been recorded in connection with this claim.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

In re: Agape World Inc. Bankruptcy

On January 28, 2011, Kenneth Silverman as Chapter 7 Trustee of Agape World, Inc. (a substantively consolidated bankruptcy estate of various Agape entities, collectively, “Agape”) filed a complaint against MFGI in the United States Bankruptcy Court, Eastern District of New York seeking to recover the transfers made by Agape to MFGI totaling $27,100 plus any fees earned in connection with the trades. Specifically, the Trustee alleges that MFGI failed to conduct sufficient diligence when opening the account, failed to respond to red flags about how account principal Nicholas Cosmo was using Agape’s funds and failed to provide proper oversight and monitoring which, if conducted, would have caused termination of the accounts and trading, and prevented losses to the investors. This matter is in its earliest stages and no provision for losses has been recorded in connection with this claim.

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

Guarantees

The Company is required to disclose representations and warranties which it enters into and which may provide general indemnifications to others. As of December 31, 2010 and 2009, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of December 31, 2010 and 2009 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

Additionally, in its normal course of business, the Company may enter into contracts that contain such representations and warranties. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of loss to be remote. The Company is a member of various exchanges and clearing organizations and under standard membership agreement; members are required to guarantee collectively the performance of other members. If another member becomes unable to satisfy its obligations to the clearing house, other members would be required to meet shortfalls. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities they have posted as collateral. However, the Company believes that the potential for the Company to be required to make payments under these arrangements is remote, and accordingly, no liability has been recorded.

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

Lines of Credit

The Company has a $1,200,875 committed revolving liquidity facility. See Note 9 for further information. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. The Company had $0 and $6,200 of issued letters of credit as of December 31 and March 31, 2010, respectively.

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

On July 15, 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its Series B Preferred Stock. In the exchange offer, 1,096,450 shares of Series B Preferred Stock were validly tendered and for each share of Series B Preferred Stock tendered, the Company issued 9.5694 shares of Common Stock and paid a cash premium of $44.50 per share of Series B Preferred Stock, plus accrued dividends up to, but not including, July 15, 2010, amounting to approximately $1.60 per share of Series B Preferred Stock. The Company issued, in the aggregate, 10,492,366 shares of Common Stock and paid an aggregate cash premium of $48,792 to the tendering holders of such shares of Series B Preferred Stock. For the nine months ended December 31, 2010, this cash premium is presented as a deemed dividend in the unaudited consolidated statement of operations to calculate Net loss applicable to common shareholders.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

As of December 31, 2010, 403,550 shares of Series B Preferred Stock remain outstanding. The terms and conditions of the Series B Preferred Stock remain unchanged.

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

Subject to certain exceptions, J.C. Flowers may not beneficially own 20% or more of the Company’s outstanding common stock for a period of three years after the closing. Immediately prior to signing the definitive agreement with J.C. Flowers, the Company also amended its then existing shareholder rights plan (which has since been terminated) to exclude J.C. Flowers (including any affiliate of J.C. Flowers), after the first time it becomes the beneficial owner of 15% or more of the Company’s common stock, and until such time as either it falls below the threshold or becomes the owner of 20% or more of the Company’s common stock, from the provision that triggers the shareholder rights plan when any person acquires 15% or more of the Company’s issued and outstanding common stock without approval of its board of directors.

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

On April 28, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $3,656, respectively. These dividends had a record date of May 3, 2010, and were paid on May 14, 2010. On July 27, 2010 and October 28, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $984, respectively. These dividends had a record date of August 2, 2010 and November 1, 2010, and were paid on August 13, 2010 and November 12, 2010.

Note 12: Stock-Based Compensation Plans

The Company has established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of December 31, 2010, the LTIP provides for the issuance of up to 24,340,597 shares.

The Company issued restricted stock units, stock options, and restricted stock under the LTIP. Generally, stock options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Stock options have an exercise price, equal to the price per share of common stock at the grant date. Restricted stock units vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Certain restricted stock units and restricted stock issued at the Company’s initial public offering (“IPO”) were defined as non-recurring IPO awards and are presented in Employee compensation related to non-recurring IPO awards within the unaudited consolidated statement of operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with ASC 718. Net income for the three and nine months ended December 31, 2010 and 2009 includes the following related to the Company’s stock-based compensation arrangements:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Employee compensation and benefits (excluding IPO awards)	$11,802	$8,409	$31,636	$26,984
Employee compensation related to non-recurring IPO awards	—	7,086	10,921	25,099

Total	$11,802	$15,495	$42,557	$52,083

Income tax benefits	$4,092	$3,181	$13,741	$14,862

The Company has no pool of windfall tax benefits. The Company records deferred taxes on its unaudited consolidated balance sheets related to stock compensation awards. Due to declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value and any shortfall will result in a charge to the

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

unaudited consolidated statement of operations in (Benefit)/provision for income taxes. A shortfall of $28,210 related to stock compensation awards issued in connection with the IPO was recorded as tax expense in the unaudited consolidated statement of operations in the nine months ended December 31, 2010.

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

	Nine months ended December 31,
	2010	2009
Expected volatility	49.8%	55.0%
Risk free interest rate	2.3%	2.9%
Expected dividend yield	0%	0%
Expected term	5.1 years	4.5 years

The following tables summarize activity for the Company’s plans for the nine months ended December 31, 2010:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at April 1, 2010	7,119,502	$19.72
Granted	4,297,317	8.44
Exercised	(96,857)	3.01
Forfeited and cancelled	(1,339,744)	15.78

Stock options outstanding as of December 31, 2010	9,980,218	15.55	5.9	$4,897
Stock options expected to vest as of December 31, 2010	9,622,984	15.86	5.9	4,448
Stock options exercisable at December 31, 2010	4,510,125	24.15	3.9	$1,132

During the nine months ended December 31, 2009, 1,317,530 options were granted, 3,301,162 options were exchanged in connection with the stock option exchange program and 964,605 options were forfeited or cancelled. The weighted-average grant-date fair value of options granted during the nine months ended

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

December 31, 2010 and 2009 was $3.90 and $2.81, respectively. The total cash received from options exercised during the nine months ended December 31, 2010 was $292 and the tax benefits realized from these exercises was $98. The total intrinsic value of options exercised during the nine months ended December 31, 2010 was $418. No options were exercised during the nine months ended December 31, 2009.

	Restricted Stock Units
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	8,394,256	$17.42
Granted	9,151,972	7.80
Exercised	(6,168,643)	20.81
Forfeited	(1,319,873)	9.15

Nonvested as of December 31, 2010	10,057,712	$7.68
Total unrecognized compensation expense remaining	$54,614
Weighted-average years expected to be recognized over	2.4

During the nine months ended December 31, 2009, 1,631,145 restricted stock units were granted with a weighted average grant date fair value of $5.91, 284,455 restricted stock units were granted in connection with the stock option exchange program with a weighted average grant date fair value of $10.45 and 214,205 restricted stock units were forfeited. During the nine months ended December 31, 2009, 525,579 shares of stock were issued from the vesting of restricted stock units. The total fair value of restricted stock units exercised during the nine months ended December 31, 2010 and 2009 was $128,369 and $8,861, respectively.

	Restricted Stock
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	242,720	$25.25
Granted	83,100	7.22
Vested	(258,964)	23.76
Forfeited	(4,528)	16.96

Nonvested as of December 31, 2010	62,328	$7.22
Total unrecognized compensation expense remaining	$330
Weighted-average years expected to be recognized over	0.5

During the nine months ended December 31, 2009, 44,976 shares of restricted stock were granted and 78,044 shares of stock vested. The total fair value of restricted stock vested during the nine months ended December 31, 2010 and 2009 was $6,153 and $525, respectively. No shares of restricted stock were forfeited during the nine months ended December 31, 2009.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. During the nine months ended December 31, 2010, 75,609 shares of stock were awarded from this plan. No shares were awarded from this plan during the nine months ended December 31, 2009. In the U.K., participants can withhold up to

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

£0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. During the nine months ended December 31, 2010, 2,396 shares were awarded from this plan, while no shares were awarded from this plan during the nine months ended December 31, 2009. These plans are accounted for as compensatory under ASC 718.

Note 13: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three and nine months ended December 31, 2010 was approximately 50.5% and (2,416.5)%, respectively, as compared to approximately (18.4)% and 26.4% for the three and nine months ended December 31, 2009, respectively. The change in the Company’s effective tax rate for the three months ended December 31, 2010 reflects (i) a benefit relating to the Company’s state tax liability applicable to current and prior periods, (ii) a write-off of deferred tax assets associated with equity compensation awards that vested at a lower fair market value on the vesting date, (iii) a greater percentage of profits being earned in higher-tax jurisdictions, and (iv) the tax effect of non-deductible items. In addition, recent changes in tax laws significantly reduced the projected full year effective tax rate. The Company’s effective tax rate on ordinary operations (excluding discrete items) for the nine months ended December 31, 2010, was approximately 37.3% compared to 38.0% for the nine months ended December 31, 2009.

Realization of the Company’s deferred tax assets is dependent upon multiple variables including available loss carry-backs, the timing of future earnings, the reversal of current timing differences, and planning. US GAAP requires that the Company continually assess the need for a valuation allowance against all or a portion of its deferred tax assets. As of December 31, 2010, the Company had significant deferred tax assets that it does not have a valuation allowance against because the Company believes that it is more likely than not that these deferred tax assets will be realized in the future. Although realization is not assured, the Company anticipates that realization of these assets will occur.

Uncertain Tax Positions

As of March 31, 2010, the Company had total unrecognized tax benefits of $21,950. For the nine months ended December 31, 2010, the Company decreased gross unrecognized tax benefits by $794 as a result of settlements with certain tax authorities and $2,057 as a result of changes in facts surrounding certain income tax positions. The Company increased gross unrecognized tax benefits by $1,349 which includes $665 of interest on previously-recorded unrecognized tax benefits. The total balance of unrecognized tax benefits of $20,448 would, if recognized, affect the Company’s effective income tax rate in future periods. It is expected that unrecognized tax benefits may decrease by an immaterial amount in the next 12 months as a result of expiring statutes of limitations or settlements.

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

If dilutive, the numerator for Diluted EPS is net income attributable to MF Global Holdings Ltd. after adjusting for the interest expense recorded on the Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average number of shares of common stock outstanding with the potential effect of stock awards outstanding, calculated as Convertible Notes, Series A and Series B Preferred Stock, if dilutive, in accordance with the if-converted method. The Company then uses the treasury stock method to reflect the potentially dilutive effect of the unvested restricted stock, restricted stock units and unexercised stock options. In calculating the number of shares of dilutive stock outstanding, the shares of common stock underlying unvested restricted stock is assumed to have been delivered on the grant date. The assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of December 31, 2010 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock. The tax benefit is the amount resulting from a tax deduction, if any, for compensation in excess of compensation expense recognized for financial statement reporting purposes.

The computation of earnings per share is as follows:

	Three months ended December 31, 2010		Nine months ended December 31, 2010
	2010	2009	2010	2009
Basic and diluted loss per share:
Numerator:
Net loss attributable to MF Global Holdings Ltd.	$(4,709)	$(14,618)	$(34,642)	$(48,103)
Less: Dividends declared for Series A Preferred Stock	(4,021)	(4,022)	(12,065)	(12,066)
Dividends declared on Series B Preferred Stock	(984)	(3,656)	(7,376)	(10,968)
Deemed dividend resulting from exchange offer	—	—	(48,792)	—

Net loss applicable to common shareholders	$(9,714)	$(22,296)	$(102,875)	$(71,137)

Denominator:
Basic and diluted weighted average shares of common stock outstanding	163,268,035	123,272,712	151,379,516	123,149,652

Basic and Diluted loss per share	$(0.06)	$(0.18)	$(0.68)	$(0.58)

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

	Three months ended December 31, 2010		Nine months ended December 31, 2010
	2010	2009	2010	2009
Restricted stock units and restricted stock	10,080,691	8,304,651	10,080,691	8,304,651
Stock options	9,980,218	7,185,632	9,980,218	7,185,632
9.0% Convertible Notes	18,723,732	19,617,225	18,723,732	19,617,225
Series B Preferred Stock	3,861,722	14,354,067	3,861,722	14,354,067
Series A Preferred Stock	12,000,000	12,000,000	12,000,000	12,000,000

Total	54,646,363	61,461,575	54,646,363	61,461,575

Note 15: Related Party Transactions

Beginning in July 2007, Man Group, through one of its subsidiaries, held an investment in the Company’s outstanding Common Stock. During the three months ended September 30, 2009, Man Group sold its remaining investment, which at the time of sale was approximately 18.4% of the Company’s outstanding Common Stock and, as such, transactions between Man Group and the Company after September 30, 2009 are no longer separately disclosed as related party transactions. Income and expense transactions between Man Group and the Company are disclosed below as related party transactions for the six months ended September 30, 2009. The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

Revenues earned from and expenses incurred with Man Group for the six months ended September 30, 2009 are summarized as follows:

Six months ended September 30, 2009
Revenues
Commissions	$11,617
Interest income	291

Total revenues	11,908
Less: Interest expense	301

Revenues, net of interest and transaction-based expenses	11,607

Expenses
Employee compensation and benefits	109
Communications and technology	877
Occupancy and equipment costs	2,508
Professional fees	2
General and other	1,555

Total non-interest expenses	5,051

Total, net	$6,556

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

The Company leases office space from and subleases office space to Man Group. In connection with the leasing of office space from Man Group, the Company receives certain office services that will continue for the duration of the lease.

In September 2010, Man Group paid the Company $32,619 related to an arbitration. See Note 10 for further information.

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

Each region’s contribution to the consolidated amount is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Revenues, net of interest and transaction-based expenses:
North America	$137,135	$135,891	$415,853	$407,019
Europe	71,860	85,640	246,527	266,245
Rest of World	37,764	29,473	114,153	101,300

Total	$246,759	$251,004	$776,533	$774,564

Revenues, net of interest and transaction-based expenses, are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the three and nine months ended December 31, 2010 and 2009. Revenues, net of interest and transaction-based expenses by product, have not been provided as this information is impracticable to obtain.

Note 17: Regulatory Requirements

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are members, and other local regulatory bodies, as applicable.

The Company’s U.S. operating subsidiary, MFGI, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At December 31, 2010, the Company had net capital, as defined, of $566,914, net capital requirements of $410,801, and excess net capital of $156,113.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At December 31, 2010, the Company was in compliance with all of these provisions.

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

At December 31, 2010, the Company’s FSA-regulated subsidiary had financial resources in total, as defined, of $613,647, resource requirements of $403,247, and excess financial resources of $210,400.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these requirements at December 31, 2010 and 2009.

Note 18: Subsequent Events

Dividends

On January 28, 2011, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in an aggregate amount of $4,022 and $984, respectively. These dividends have a record date of February 4, 2011 and payment date of February 15, 2011.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and in this Quarterly Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	expectations regarding the business environment in which we operate and the trends in our industry such as changes in trading volume and interest rates;

•	our liquidity requirements and our ability to obtain access to necessary liquidity;

•	our ability to continue to provide value-added brokerage services;

•	our ability to capitalize on market convergence;

•	our ability to continue to diversify our service offerings;

•	our ability to pursue opportunities for enhanced operating margins;

•	our ability to expand our business in existing or new geographic regions;

•	our ability to continue to expand our business through acquisitions or organic growth;

•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;

•	our accuracy regarding our expectations of our revenues and various costs and of expected cost savings;

•	exposure to client and counterparty default risks as well as the effectiveness of our risk-management;

•	exposure to market and other risks from our principal transactions;

•	our exposures to credit, counterparty, and concentration risk;

•	our ability to execute our business strategy and strategic plan;

•	our planned transition of our business from a broker to a broker-dealer and then to an investment bank;

•	our ability to retain our management team and other key employees;

•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;

•	the likelihood of success in, and the impact of, litigation or other legal or regulatory challenges involving our business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	our ability to increase the percentage of our revenues from the Asia/Pacific region;

•	changes in our taxes and tax rate;

•	our ability to maintain trading volumes and market share;

•	our ability to maintain our credit rating and the effects that changes to our credit ratings would have on our business and operations;

•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments;

•	the effects of financial reform legislation and related rule making of regulatory agencies; and

•	our ability to retain existing clients and attract new ones.

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

Business Overview

We are a leading broker of commodities and listed derivatives. We deliver trading and hedging solutions as a broker-dealer across all major markets for futures and options, commodities, fixed income, equities and foreign exchange. We help our clients discover and capitalize on market opportunities by providing actionable insight, market expertise and deep liquidity. We also provide access to more than 70 exchanges around the world and are a leader by volume on many of the largest derivatives exchanges. We operate globally, with a presence in the United States (“U.S.”), the United Kingdom (“U.K.”), France, Singapore, Australia, Hong Kong, Canada, India and Japan, among others. We principally offer execution and clearing services for institutional clients, including broker-dealers and other financial institutions, corporations, hedge funds and other assets managers, sovereign institutions and professional traders. We also offer a range of country-specific product offerings for retail clients ranging from self-directed trading to broker-assisted trading. Our business model is global and client-driven, and we have organized our business to centrally manage our resources to offer clients an expansive array of products across a broad range of markets and geographies. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category.

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

Consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared increased 0.4% from 425.0 million contracts in the three months ended December 31, 2009 to 426.9 million contracts in the three months ended December 31, 2010. The total volume of exchange-traded futures and options we executed and/or cleared increased 10.5% from 1,250.5 million contracts in the nine months ended December 31, 2009 to 1,381.4 million contracts in the nine months ended December 31, 2010. This is as a result of improved global market conditions as compared to last year, increased client activity driven by the volatility in the currency markets and uncertainty in European markets during the nine months ended December 31, 2010. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

Significant Business Developments

Our Strategic Plan

As part of our strategic planning process, our management team and Board of Directors have developed a detailed strategic plan designed to transition our business from primarily a broker-based futures commission merchant to a more diversified broker-dealer in the near term, and eventually to a full service investment bank. As a broker-dealer, we plan to expand our market-making and principal and proprietary trading activities, as well as strengthen our retail brokerage business. In connection with our long term plan to evolve our business to an investment bank, we intend to develop a broader suite of capital markets offerings, including the ability to originate customized structured products, focused research offerings, as well as advisory and underwriting services. Diversifying revenue streams is important to our long term success. In this regard, we will examine opportunities to add an asset management arm and corresponding fee base revenue to our business model. We believe that this plan will, in the long term, help us diversify and grow revenue and improve the strength and stability of our earnings profile.

We believe that our strategic plan capitalizes on global market opportunities created by changes in the regulation of markets and of capital, as well as changes in the availability of capital. Furthermore, because of these changes, we believe we will attract small-sized and mid-sized asset managers who are underserved by the larger investment banks and financial institutions. Lastly, because of the apparent growing acceptance of, and demand for, commodities as an asset class as well as the globalization of markets, broadening trading activity and proliferation of financial products, our strategic plan will leverage on our core strengths in commodities, leading market position in derivatives, global reach and talented broker base.

As part of our strategic plan, and to facilitate the organizational execution, we intend to align our business into four groups: institutional capital markets, retail services, transaction services and asset management. Our institutional capital markets group will focus on institutional sales, trading, research and other investment banking services. Our retail services group will focus on offering clients brokerage services through a multi-asset, multi-currency trading platform. Our retail services group will also focus on core client segments including high net worth, wholesale and self-directed clients as well as a general brokerage offering. We plan to continue to build our transaction services group by focusing on the correspondent and futures clearing business, offering clients direct market access, and offering clients prime services and financing coordination. We plan to develop, either internally or through acquisition, our asset management group, which we believe will offer an array of alternative investment options such as managed futures and hedge funds. To facilitate our growth strategy, we may need to raise additional capital to support our planned increase in client facilitation and other capital markets activities. Furthermore, the implementation of our strategy, particularly aligning our employees to execute the strategy, may require us to make certain personnel and other changes which may also require us to recognize in the near term certain costs which may affect our near-term earnings. As we implement our strategy, we may incur other costs and may need to make operational changes. Nevertheless, we believe that these actions will allow us to take advantage of the opportunity that we perceive in the global capital markets and the competitive landscape, by offering clients a compelling and comprehensive suite of risk intermediation services. The successful implementation of our strategy has the potential to fundamentally reshape our business mix, growth trajectory, and performance profile. For additional discussion about risks related to our strategy see “Item 1A. Risk Factors.”

Offer to Exchange

On July 15, 2010, we completed our offer to exchange shares (which we refer to as our “exchange offer”) of our common stock, par value $1.00 per share (“Common Stock”) and a cash premium for any and all of our outstanding 9.00% Convertible Senior Notes due 2038 (the “Convertible Notes”) and 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). As of the expiration of the exchange offer, 1.1 million shares of Series B Preferred Stock were validly tendered and we issued 10.5 million shares of Common Stock, paid a cash premium of $48.8 million and paid accrued dividends of $1.8 million. The cash premium is presented as a deemed dividend in the unaudited consolidated statement of operations to calculate Net loss applicable to common shareholders for the nine months ended December 31, 2010. In addition, $9.3 million in aggregate principal amount of the Convertible Notes were validly tendered and we issued 0.9 million shares of Common Stock, paid a cash premium of $4.5 million and paid accrued interest of $0.1 million. During the nine months ended December 31, 2010, we recorded a loss on extinguishment of debt of $2.7 million as a result of exchanging our Convertible Notes for cash and Common Stock. After settlement of the exchange offer, $195.7 million in aggregate principal amount of Convertible Notes and 0.4 million shares of Series B Preferred Stock remain outstanding. See Notes 9 and 11 to our unaudited consolidated financial statements for further details.

Liquidity Facility

At March 31, 2010, we had a $1,500.0 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. On June 29, 2010, we amended our liquidity facility to (i) permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) extend the lending commitments of certain of the lenders by two years, from June 15, 2012 to June 15, 2014. Aggregate commitments under the amended liquidity facility are $1,200.9 million of which $689.6 million is available to us for borrowing until July 15, 2014 and $511.3 million is available for borrowing until June 15, 2012. In connection with the amendment, we paid a one-time fee of $6.8 million to the lenders. In December 2010, for purposes of prudent liquidity management, we borrowed $75.0 million from the liquidity facility, which was subsequently repaid in January 2011. As of December 31 and March 31, 2010, $517.5 million and $442.5 million, respectively, were outstanding under the liquidity facility with the remainder available to us. We have classified the $517.5 million of outstanding loans at December 31, 2010 under the liquidity facility as short term debt. See Note 9 to our unaudited consolidated financial statements for further details.

Equity Offering

On June 8, 2010, we completed our public offering and sale of 25,915,492 shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. We received $174.3 million in proceeds, net of an underwriting discount and other associated costs. We used the net proceeds from the equity offering to pay all fees and expenses that we incurred in connection with our exchange offer discussed above and we expect to use the remainder of the net proceeds for general corporate purposes. See Note 2 to our unaudited consolidated financial statements for further details.

Restructuring

In May 2010, we commenced a strategic assessment of our cost base, including reviews of our compensation structure and non-compensation expenses. As a result of this evaluation we reduced our workforce by approximately 12%. We recorded restructuring charges of $12.8 million during the nine months ended December 31, 2010, as a result of these plans. These charges include $11.7 million for the nine months ended December 31, 2010, for severance and other employee compensation costs and $1.1 million for the nine months ended December 31, 2010, for occupancy and equipment costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of December 31, 2010, we paid approximately $12.3 million restructuring costs and have a remaining accrual of $0.5 million, substantially all of which will be paid out within one year. We estimate the actions taken in the nine months ended December 31, 2010 in connection with the restructuring initiatives will result in approximately $20.0 million of annual cost savings.

Factors Affecting Our Results

The global business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including but not limited to economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by improvement in certain financial markets during the first nine months of fiscal 2011 and turmoil in global markets in fiscal 2010. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth, the solvency of certain sovereign nations and inflation, while in some instances certain markets have begun to recover during the nine months ended December 31, 2010. The global equity markets experienced a significant appreciation during the nine months ended December 31, 2010 and are significantly up from year-ago levels. Mortgage and corporate credit spreads widened in the first half of fiscal 2010, narrowed subsequently, but have begun to widen again and the U.S. dollar appreciated against the Euro and British pound in the first half of fiscal 2010 and again in the first quarter of fiscal 2011, before depreciating in the second and third quarters. Furthermore, short-term interest rates have continued to remain very low over the past year, and as a result our net interest income has been negatively affected over the same period. All of these factors have contributed to our results for the periods presented. Our revenues are substantially dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Historically, higher price volatility increases the need for certain clients to manage price risk and creates opportunities for speculative trading for others. While higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. The total volume of exchange-traded futures and options we executed and/or cleared increased 0.4% from 425.0 million contracts in the three months ended December 31, 2009 to 426.9 million contracts in the three months ended December 31, 2010 and also increased 10.5% from 1,250.5 million contracts in the nine months ended December 31, 2009 to 1,381.4 million contracts in the nine months ended December 31, 2010. During times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2010, extreme volatility and widespread uncertainty can impact clients’ ability to take on or maintain positions, which has the effect of decreasing volumes.

All volume statistics presented herein for the three and nine months ended December 31, 2010 and 2009 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

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

Management believes that our unaudited consolidated financial statements include normally recurring adjustments and accruals necessary for a fair presentation of the unaudited consolidated balance sheets, statements of operations, cash flows, changes in equity and comprehensive income for the periods presented. Certain prior year amounts have been reclassified to conform to current year presentation. In the first quarter of fiscal 2011, we reclassified certain amounts in the statements of operations to better present our business transactions and explain our financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In addition, all dividends earned or paid in equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the three and nine months ended December 31, 2009 the reclassification made for dividends was $56.3 million and $51.3 million, respectively. These consolidated changes have been voluntarily reclassified by us and do not reflect an error or misstatement. We do not believe that these adjustments are quantitatively or qualitatively material.

Nine Months ended December 31, 2010 Compared to the Nine Months ended December 31, 2009:

	Nine months ended December 31,
(Amounts in millions except per share and share amounts)	2010	2009	% Change
Revenues
Commissions	$1,049.3	$1,038.5	1.0%
Principal transactions	152.4	124.2	22.7
Interest income	383.9	302.1	27.1
Other	31.4	31.7	(0.9)

Total revenues	1,617.0	1,496.5	8.1

Interest and transaction-based expenses:
Interest expense	165.8	94.5	75.4
Execution and clearing fees	491.3	445.4	10.3
Sales commissions	183.4	182.1	0.7

Total interest and transaction-based expenses	840.5	722.0	16.4
Revenues, net of interest and transaction-based expenses	776.5	774.6	0.2

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	437.2	485.4	(9.9)
Employee compensation related to non-recurring IPO awards	12.4	25.1	(50.6)
Communications and technology	98.7	87.2	13.2
Occupancy and equipment costs	36.0	29.4	22.4
Depreciation and amortization	32.9	41.3	(20.3)
Professional fees	52.2	58.6	(10.9)
General and other	60.9	82.2	(25.9)
IPO-related costs	—	0.9	(100.0)
Restructuring charges	12.8	—	100.0
Impairment of intangible assets and goodwill	2.9	2.3	26.1

Total other expenses	746.1	812.4	(8.2)
Gain on exchange seats and shares	2.1	12.9	(83.7)
Loss on extinguishment of debt	2.7	9.7	(72.2)
Interest on borrowings	31.1	30.4	2.3

Loss before provision for income taxes	(1.4)	(65.0)	97.8
Provision/(benefit) for income taxes	32.9	(17.2)	291.3
Equity in income of unconsolidated companies (net of tax)	1.8	1.3	38.5

Net loss	(32.5)	(46.6)	30.3
Net income attributable to noncontrolling interest (net of tax)	2.1	1.5	40.0

Net loss attributable to MF Global Holdings Ltd.	$(34.6)	$(48.1)	28.1

Loss per share:
Basic	$(0.68)	$(0.58)
Diluted	$(0.68)	$(0.58)
Weighted average number of shares of common stock outstanding:
Basic	151,379,516	123,149,652
Diluted	151,379,516	123,149,652

Three Months ended December 31, 2010 Compared to the Three Months ended December 31, 2009:

	Three months ended December 31,
(Amounts in millions except per share and share amounts)	2010	2009	% Change
Revenues
Commissions	$344.8	$357.2	(3.5)%
Principal transactions	40.9	33.2	23.2
Interest income	141.8	106.2	33.5
Other	8.8	8.7	1.1

Total revenues	536.2	505.4	6.1

Interest and transaction-based expenses:
Interest expense	65.2	35.4	84.2
Execution and clearing fees	161.1	157.0	2.6
Sales commissions	63.1	62.0	1.8

Total interest and transaction-based expenses	289.5	254.4	13.8
Revenues, net of interest and transaction-based expenses	246.8	251.0	(1.7)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	142.3	150.5	(5.4)
Employee compensation related to non-recurring IPO awards	—	7.1	(100.0)
Communications and technology	32.9	31.4	4.8
Occupancy and equipment costs	13.7	9.9	38.4
Depreciation and amortization	11.3	13.5	(16.3)
Professional fees	20.8	19.6	6.1
General and other	22.2	22.0	0.9
Impairment of intangible assets and goodwill	1.3	1.2	8.3

Total other expenses	244.7	255.0	(4.0)
Gain on exchange seats and shares	0.4	1.7	(76.5)
Interest on borrowings	11.5	9.9	16.2

Loss before provision for income taxes	(9.0)	(12.2)	26.2
(Benefit)/provision for income taxes	(4.5)	2.2	(304.5)
Equity in income of unconsolidated companies (net of tax)	0.6	0.3	100.0

Net loss	(3.9)	(14.1)	72.3
Net income attributable to noncontrolling interest (net of tax)	0.8	0.5	60.0

Net loss attributable to MF Global Holdings Ltd.	$(4.7)	$(14.6)	67.8

Loss per share:
Basic	$(0.06)	$(0.18)
Diluted	$(0.06)	$(0.18)
Weighted average number of shares of common stock outstanding:
Basic	163,268,035	123,272,712
Diluted	163,268,035	123,272,712

Overview Year to Date Results

Revenues, net of interest and transaction-based expenses (“net revenues”), increased $1.9 million, or 0.2%, to $776.5 million for the nine months ended December 31, 2010 from $774.6 million for the nine months ended December 31, 2009. The increase was due in part to higher net revenues of $38.9 million generated from client funds and $39.3 million from repurchase agreements accounted for as sales, partially offset by $30.5 million in decreased net interest income earned from principal transactions and related financing transactions and $5.1 million in decreased net revenues from decreased volatility and bid-ask spreads in the commodities and foreign exchange markets. See “—Supplementary Data” for further details. Despite a $35.1 million decrease in commissions, net of execution and clearing fees (“net commissions”), we experienced a 10.5% increase in our total volumes of executed and/or cleared exchange-traded futures and option transactions to 1,381.4 million contracts for the nine months ended December 31, 2010 from 1,250.5 million contracts for the nine months ended December 31, 2009. The increase of 130.9 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions, but primarily on transactions where we clear.

Other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $66.3 million, or 8.2%, to $746.1 million for the nine months ended December 31, 2010 from $812.4 million for the nine months ended December 31, 2009. The decrease was primarily due to a reduction of $48.2 million in employee compensation and benefits (excluding non-recurring IPO awards) which was the result of a decrease in headcount due to our restructuring plan and a change in our compensation structure. The decrease in our other expenses was also attributed to (i) a reduction in general and other expenses of $21.3 million, primarily due to a $16.6 million decrease in foreign exchange transaction losses, (ii) a reduction of $12.7 million of stock-based compensation expense on our equity awards issued in connection with the completion of our initial public offering (“IPO”), (iii) a reduction of $8.4 million in depreciation and amortization, (iv) a reduction of $6.4 million in professional fees and (v) a reduction of $0.9 million related to lower IPO-related costs. These reductions for the nine months ended December 31, 2010 were partially offset by an increase of $12.8 million related to restructuring charges, an increase of $11.5 million in communications and technology costs, an increase of $6.6 million in occupancy and equipment costs and an increase in impairment of intangible assets and goodwill of $0.6 million.

Loss before provision for income taxes decreased $63.6 million to $1.4 million for the nine months ended December 31, 2010 from $65.0 million for the nine months ended December 31, 2009. This was primarily due to a decrease in other expenses and increased net revenues as detailed above, as well as a $7.0 million decrease in loss on extinguishment of debt. The decrease in loss before provision for income taxes was partially offset by a $10.8 million decrease in gains on exchange seats and shares and an increase of $0.7 million in interest on borrowings.

Net loss decreased $13.5 million to $34.6 million for the nine months ended December 31, 2010 from $48.1 million for the nine months ended December 31, 2009. Net loss is impacted by the items discussed above, plus an increased effective tax rate on ongoing operations resulting from the write-off of the deferred tax assets associated with equity compensation awards that vested at a lower fair market value on the vesting date, a greater percentage of profits being generated in higher-tax jurisdictions and the tax effect of non-deductible items partially offset by benefits relating to our state tax liability applicable to current and prior periods.

Overview Quarterly Results

Net revenues decreased $4.2 million, or 1.7%, to $246.8 million for the three months ended December 31, 2010 from $251.0 million for the three months ended December 31, 2009. The decrease in net revenues was due in part to a reduction in net commissions of $16.5 million and decreased net revenues of $15.8 million resulting from decreased volatility and bid-ask spreads in the commodities and foreign exchange markets. This was partially offset by higher net revenues of $24.4 million related to repurchase agreements accounted for as sales and an additional $5.7 million of net revenues generated from the investment of client funds. See “—Supplementary Data” for further details. Despite the decrease in net revenues, we experienced a 0.4% increase in our total volumes of executed and/or cleared exchange-traded futures and option transactions to 426.9 million contracts for the three months ended December 31, 2010 from 425.0 million contracts for the three months ended December 31, 2009. The increase of 1.9 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions, but primarily on transactions where we clear.

Other expenses decreased $10.3 million, or 4.0%, to $244.7 million for the three months ended December 31, 2010 from $255.0 million for the three months ended December 31, 2009. The decrease was primarily due to a reduction of $8.2 million in employee compensation and benefits (excluding non-recurring IPO awards) which was the result of a decrease in headcount due to our restructuring plan and a change in our compensation structure. The decrease in our other expenses was also attributed to a reduction of $7.1 million of stock-based compensation expense on our equity awards issued in connection with the completion of our IPO and a reduction of $2.2 million in depreciation and amortization. These reductions for the three months ended December 31, 2010 were partially offset by an increase of $3.8 million in occupancy and equipment costs, an increase of $1.5 million in communications and technology costs, an increase of $1.2 million in professional fees, an increase in general and other expenses of $0.2 million and an increase in impairment of intangible assets and goodwill of $0.1 million.

Loss before provision for income taxes decreased $3.2 million to $9.0 million for the three months ended December 31, 2010 from $12.2 million for the three months ended December 31, 2009. This was due to the decrease in other expenses mentioned above, partially offset by decreased net revenues a decrease of $1.3 million in gains on exchange seats and shares and an increase of $1.6 million in interest on borrowings.

Net loss decreased $9.9 million to $4.7 million for the three months ended December 31, 2010 from $14.6 million for the three months ended December 31, 2009. Net loss is impacted by the items discussed above, as well as a tax benefit relating to our state tax liability applicable to current and prior periods and favorable statutory rate changes. These benefits were offset by the write-off of the deferred tax assets associated with equity compensation awards that vested at a lower fair market value on the vesting date and a greater percentage of profits being generated in higher-tax jurisdictions.

Revenues

Commissions

Year to Date Results

Commissions increased $10.8 million, or 1.0%, to $1,049.3 million for the nine months ended December 31, 2010 from $1,038.5 million for the nine months ended December 31, 2009. The increase was due to a 10.5% increase in our total volumes of executed and/or cleared exchange-traded futures and options transactions, which was 1,381.4 million contracts for the nine months ended December 31, 2010, compared with 1,250.5 million contracts for the nine months ended December 31, 2009. These increases were partially offset by decreases in commissions on equity transactions and trading in interest rate products due to lower volumes. Commissions consist of both execution-only and cleared commissions. The increase in our transaction volumes and commissions was attributed to (i) increased volumes from middle market and smaller clients, which tend to be more profitable, due to increased trading activity as a result of the recovery of certain market conditions, (ii) increased volumes from larger corporate customers as the recovering economic climate led them to re-evaluate their risk appetite, (iii) increases in trading by individual investor clients, and (iv) increases in professional trader volumes during the nine months ended December 31, 2010. Particularly, the increases in professional trader volume reduced our yields on our total trades, as commissions on professional traders do not increase in proportion to their volumes, which lead to higher volumes but lower margins.

Quarterly Results

Commissions decreased $12.4 million, or 3.5%, to $344.8 million for the three months ended December 31, 2010 from $357.2 million for the three months ended December 31, 2009. The decrease was primarily due to a decrease in equity transactions and trading in commodities and interest rate products. Although we experienced a decrease in commissions, our total volumes of executed and/or cleared exchange-traded futures and options transactions increased 0.4% to 426.9 million contracts for the three months ended December 31, 2010 from 425.0 million contracts for the three months ended December 31, 2009. Commissions consist of both execution- only and cleared commissions. The slight increase in our transaction volumes was attributed to increased volumes from larger corporate customers as the recovering economic climate led them to re-evaluate their risk appetite and increases in trading by individual investor clients.

Principal Transactions

Year to Date Results

Principal transactions increased $28.2 million, or 22.7%, to $152.4 million for the nine months ended December 31, 2010 from $124.2 million for the nine months ended December 31, 2009. The increase in principal transactions was attributable to an increase in fixed income and stock borrowing and lending revenue which increased to $120.3 million from $115.4 million for the nine months ended December 31, 2010 and 2009, respectively, primarily driven by revenues of $39.3 million from repurchase agreements accounted for as sales. However, this increase was offset by decreased revenues earned in foreign exchange, equities and commodities markets, which decreased to $99.2 million from $104.3 million for the nine months ended December 31, 2010 and 2009, respectively. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $66.1 million compared to $96.6 million for the nine months ended December 31, 2010 and 2009, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues decreased $0.1 million to $219.5 million from $219.6 million for the nine months ended December 31, 2010 and 2009, respectively. Principal transactions also reflect dividends earned and paid on equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. As we increase our client facilitation activities and engage in more proprietary transactions, our risk profile may incrementally increase as we are exposed to more market and credit risk in certain areas. See “—Supplementary Data” for further information on principal transactions revenues.

Quarterly Results

Principal transactions increased $7.7 million, or 23.2%, to $40.9 million for the three months ended December 31, 2010 from $33.2 million for the three months ended December 31, 2009. The increase in principal transactions was attributable to an increase in fixed income and stock borrowing and lending revenue which increased to $49.5 million from $26.1 million for the three months ended December 31, 2010 and 2009, respectively, driven by revenues of $24.4 million related to repurchase agreements accounted for as sales. These increases were partially offset by decreased revenues earned in foreign exchange, equities and commodities markets which decreased to $17.8 million from $33.6 million for the three months ended December 31, 2010 and 2009, respectively. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $25.1 million compared to $26.4 million for the three months ended December 31, 2010 and 2009, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues increased $7.6 million, or 12.7%, to $67.3 million from $59.7 million for the three months ended December 31, 2010 and 2009, respectively. Principal transactions also reflect dividends earned and paid on equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. See “—Supplementary Data” for further information on principal transactions revenues.

Interest Income, Net

Year to Date Results

Interest income, net, increased $10.5 million, or 5.1%, to $218.1 million for the nine months ended December 31, 2010 from $207.6 million for the nine months ended December 31, 2009. This increase was primarily due to an increase of $41.0 million in net interest generated from client payables and excess cash partially offset by a decrease of $30.5 million in net interest generated from principal transactions and related financing transactions. Net interest generated from client payables and excess cash increased to $152.0 million for the nine months ended December 31, 2010 from $111.0 million for the nine months ended December 31, 2009, driven by improved customer activity, increasing yields and the slight recovery of the Fed funds effective interest rate and other global interest rates. This increase was partially offset by a decrease in our net interest generated from principal transactions and related financing transactions to $66.1 million from $96.6 million for the nine months ended December 31, 2010 and 2009, respectively. See “— Supplementary Data” for further information on the components of net interest income.

Quarterly Results

Interest income, net, increased $5.6 million, or 7.9%, to $76.5 million for the three months ended December 31, 2010 from $70.9 million for the three months ended December 31, 2009. This increase was primarily due to an increase of $6.9 million in net interest generated from client payables and excess cash partially offset by a decrease of $1.3 million in net interest generated from principal transactions and related financing transactions. Net interest generated from client payables and excess cash increased to $51.4 million for the three months ended December 31, 2010 from $44.5 million for the three months ended December 31, 2009, driven by improved customer activity, increasing yields and the slight recovery of the Fed funds effective interest rate and other global interest rates. This increase was partially offset by a decrease in our net interest generated from principal transactions and related financing transactions to $25.1 million from $26.4 million for the three months ended December 31, 2010 and 2009, respectively. See “— Supplementary Data” for further information on the components of net interest income.

Other Revenues

Year to Date Results

Other revenues decreased $0.3 million, or 0.9%, to $31.4 million for the nine months ended December 31, 2010 from $31.7 million for the nine months ended December 31, 2009. This decrease was attributed to a $2.9 million decrease in clearing services income, as well as decreased ancillary third-party fees received from clients and other counterparties for the use of equity research, various trading systems, data and other professional staff and support services, partially offset by a $4.5 million gain on the sale of a limited partnership which was held for investment purposes and recorded at fair value. During the nine months ended December 31, 2010 we received a $2.8 million reimbursement of legal costs and interest related to the settlement of arbitration with Man Group plc, while during the nine months ended December 31, 2009 we received a $3.2 million settlement in relation to settlement of litigation regarding our prior acquisition of Refco assets.

Quarterly Results

Other revenues remained relatively unchanged at $8.8 million for the three months ended December 31, 2010 compared to $8.7 million for the three months ended December 31, 2009. Other revenues primarily represent ancillary third-party fees received from clients and other counterparties for the use of equity research, various trading systems, data and other professional staff and support services.

Transaction-based Expenses

Execution and Clearing Fees

Year to Date Results

Execution and clearing fees increased $45.9 million, or 10.3%, to $491.3 million for the nine months ended December 31, 2010 from $445.4 million for the nine months ended December 31, 2009. This increase was primarily due to a 10.5% increase in our volume of executed and/or cleared exchange-traded futures and options transactions to 1,381.4 million contracts for the nine months ended December 31, 2010 from 1,250.5 million contracts for the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we experienced increased transaction volumes, spread across many of our primary markets, products and geographic regions except for interest rate products and equities. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 0.8% of revenues, net of interest and transaction based expenses, for the nine months ended December 31, 2009 to 0.4% of revenues, net of interest and transaction based expenses, for the nine months ended December 31, 2010.

Quarterly Results

Execution and clearing fees increased $4.1 million, or 2.6%, to $161.1 million for the three months ended December 31, 2010 from $157.0 million for the three months ended December 31, 2009. This increase was primarily due to a 0.4% increase in our volume of executed and/or cleared exchange-traded futures and options transactions to 426.9 million contracts for the three months ended December 31, 2010 from 425.0 million contracts for the three months ended December 31, 2009. During the three months ended December 31, 2010, we experienced increased transaction volumes, spread across many of our primary markets, products and geographic regions except for interest rate products and equities. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 0.4% of revenues, net of interest and transaction based expenses, for the three months ended December 31, 2009 to 0.2% of revenues, net of interest and transaction based expenses, for the three months ended December 31, 2010.

Sales Commissions

Year to Date Results

Sales commissions increased $1.3 million, or 0.7%, to $183.4 million for the nine months ended December 31, 2010 from $182.1 million for the nine months ended December 31, 2009. This increase was due to increased trading activity as a result of the volatility and recovery of certain market conditions. Though specific arrangements with introducing brokers may vary, increased volumes from individual investor clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to those brokers. However, a large part of our business is not generated by introducing brokers and, therefore, not all changes to volumes result in a proportionate change to sales commissions.

Quarterly Results

Sales commissions increased $1.1 million, or 1.8%, to $63.1 million for the three months ended December 31, 2010 from $62.0 million for the three months ended December 31, 2009. This increase was due to increased trading activity as a result of the volatility and recovery of certain market conditions. Though specific arrangements with introducing brokers may vary, increased volumes from individual investor clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to those brokers. However, a large part of our business is not generated by introducing brokers and, therefore, not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

Year to Date Results

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excluding restricted stock and restricted stock units issued in connection with the IPO, which are referred to as “IPO awards”. Employee compensation and benefits (excluding IPO awards) decreased $48.2 million, or 9.9%, to $437.2 million for the nine months ended December 31, 2010 from $485.4 million for the nine months ended December 31, 2009. This decrease was primarily due to (i) reduced fixed compensation and headcount from the newly implemented restructuring plan and (ii) reduced variable compensation expense paid to employees as we have expanded our use of stock-based awards as payment for employees’ incentive compensation and realigned compensation to achieve certain net revenue ratios. This decrease was partially offset by an increase in severance expenses of $9.9 million for the nine months ended December 31, 2010 as compared to $4.7 million for the nine months ended December 31, 2009.

Fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 68.0% for the nine months ended December 31, 2010 compared to 59.5% for the nine months ended December 31, 2009. Excluding severance costs, the ratio of fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 69.5% for the nine months ended December 31, 2010 compared to 60.1% for the nine months ended December 31, 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, decreased to 56.3% for the nine months ended December 31, 2010 from 62.7% for the nine months ended December 31, 2009.

In December 2009, the U.K. government introduced legislation which imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010 and during the nine months ended December 31, 2010 we paid $3.0 million in respect of this tax. On December 17, 2010, the U.K.’s Financial Services Authority published its final text of its revised Code of Practice on remuneration. Some of our employees in the U.K. will be subject to these rules, which will affect the form of remuneration these employees can receive. For example, for certain employees, the new remuneration code requires the establishment of an appropriate ratio of fixed to variable compensation and requires that at least 40% of variable remuneration must be deferred, rising to 60% if variable remuneration exceeds £0.5 million. We are studying the new rules closely to assess their future impact upon our business.

Quarterly Results

Employee compensation and benefits (excluding IPO awards) decreased $8.2 million, or 5.4%, to $142.3 million for the three months ended December 31, 2010 from $150.5 million for the three months ended December 31, 2009. This decrease was primarily due to (i) reduced fixed compensation and headcount from the newly implemented restructuring plan and (ii) reduced variable compensation expense paid to employees as we have expanded our use of stock-based awards as payment for employees’ incentive compensation and realigned compensation to achieve certain net revenue ratios. These decreases are partially offset by an increase in severance expenses to $5.5 million for the three months ended December 31, 2010 from $1.3 million for the three months ended December 31, 2009.

Fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 72.0% for the three months ended December 31, 2010 compared to 63.5% for the three months ended December 31, 2009. Excluding severance costs, the ratio of fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 74.9% for the three months ended December 31, 2010 compared to 64.1% for the three months ended December 31, 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, decreased to 57.7% for the three months ended December 31, 2010 from 59.9% for the three months ended December 31, 2009.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

Year to Date Results

These expenses refer to stock-based compensation expense for restricted stock and restricted stock units issued in connection with our IPO. These expenses are recoded under the guidance of ASC 718 and also include other costs associated with the vesting of these awards. Employee compensation and benefits related to non-recurring IPO awards decreased $12.7 million, or 50.6%, to $12.4 million for the nine months ended December 31, 2010 from $25.1 million for the nine months ended December 31, 2009. During the nine months ended December 31, 2010 all remaining restricted stock and restricted stock units issued in connection with our IPO became fully vested. These expenses are considered non-recurring and directly attributable to the IPO.

Quarterly Results

Employee compensation and benefits related to non-recurring IPO awards was $7.1 million, or 2.8% of our revenues, net of interest and transaction-based expenses, for the three months ended December 31, 2009. During the three months ended September 30, 2010 all remaining restricted stock and restricted stock units issued in connection with our IPO became fully vested and no further expenses were recorded thereafter. These expenses are considered non-recurring and directly attributable to the IPO.

Communications and Technology

Year to Date Results

Communications and technology expenses increased $11.5 million, or 13.2%, to $98.7 million for the nine months ended December 31, 2010 from $87.2 million for the nine months ended December 31, 2009. This increase was due to increased market data research and communications expenses, reflecting increased client trades during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 as well as the expansion of equities trading in the U.S. and Asia Pacific region. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 12.7% for the nine months ended December 31, 2010 from 11.3% for the nine months ended December 31, 2009.

Quarterly Results

Communications and technology expenses increased $1.5 million, or 4.8%, to $32.9 million for the three months ended December 31, 2010 from $31.4 million for the three months ended December 31, 2009. This increase was due to increased market data research and communications expenses, as well as the expansion of equities trading in the U.S. and Asia Pacific region. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of revenues, net of interest and transaction-based expenses, increased to 13.3% for the three months ended December 31, 2010 from 12.5% for the three months ended December 31, 2009.

Occupancy and Equipment Costs

Year to Date Results

Occupancy and equipment costs increased $6.6 million, or 22.4%, to $36.0 million for the nine months ended December 31, 2010 from $29.4 million for the nine months ended December 31, 2009, primarily due to higher costs as a result of additional leased office space in New York, Japan and London. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.6% for the nine months ended December 31, 2010 from 3.8% for the nine months ended December 31, 2009.

Quarterly Results

Occupancy and equipment costs increased $3.8 million, or 38.4%, to $13.7 million for the three months ended December 31, 2010 from $9.9 million for the three months ended December 31, 2009, primarily due to higher costs as a result of additional leased office space in New York, Japan and London. Occupancy and equipment costs, as a percentage of revenues, net of interest and transaction-based expenses, increased to 5.6% for the three months ended December 31, 2010 from 3.9% for the three months ended December 31, 2009.

Depreciation and Amortization

Year to Date Results

Depreciation and amortization decreased $8.4 million, or 20.3%, to $32.9 million for the nine months ended December 31, 2010 from $41.3 million for the nine months ended December 31, 2009, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2010, partially offset by an increase in depreciation expense on fixed assets related to the Oracle reengineering initiative. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.2% for the nine months ended December 31, 2010 from 5.3% for the nine months ended December 31, 2009.

Quarterly Results

Depreciation and amortization decreased $2.2 million, or 16.3%, to $11.3 million for the three months ended December 31, 2010 from $13.5 million for the three months ended December 31, 2009, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2010, partially offset by an increase in depreciation expense on fixed assets related to the Oracle reengineering initiative. Depreciation and amortization, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 4.6% for the three months ended December 31, 2010 from 5.4% for the three months ended December 31, 2009.

Professional Fees

Year to Date Results

Professional fees decreased $6.4 million, or 10.9%, to $52.2 million for the nine months ended December 31, 2010 from $58.6 million for the nine months ended December 31, 2009, primarily due to a $5.4 million decrease in legal and consulting fees and a $1.3 million decrease in other professional fees partially offset by a $0.3 million increase in audit fees. We continued to reduce professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 6.7% for the nine months ended December 31, 2010 compared to 7.6% for the nine months ended December 31, 2009.

Quarterly Results

Professional fees increased $1.2 million, or 6.1%, to $20.8 million for the three months ended December 31, 2010 from $19.6 million for the three months ended December 31, 2009, primarily due to a $1.7 million increase in legal and consulting fees and a $0.2 million increase in audit fees, partially offset by a $0.7 million decrease in other professional fees. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.4% for the three months ended December 31, 2010 from 7.8% for the three months ended December 31, 2009.

General and Other

Year to Date Results

General and other expenses decreased $21.3 million, or 25.9%, to $60.9 million for the nine months ended December 31, 2010 from $82.2 million for the nine months ended December 31, 2009. This decrease was primarily due to a $16.6 million change in foreign currency transaction expenses, as reflected in a move to gains of $0.2 million during the nine months ended December 31, 2010 from losses of $16.4 million during the nine months ended December 31, 2009. The foreign currency transaction loss during the nine months ended

December 31, 2009 included (i) a $4.1 million currency transaction loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $16.4 million currency transaction loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. In addition, our general operating expenses decreased $2.1 million, advertising expenses decreased $1.5 million, trading membership leases decreased $1.5 million and insurance premiums decreased $0.5 million. The decreases in foreign currency expense, non-trading related expenses, advertising and insurance premiums were partially offset by a decreased bad debt credit of $0.8 million, increased travel and entertainment expenses of $0.5 million and increased legal settlements of $0.3 million. Bad debt decreased to less than (0.1%) of revenues, net of interest and transaction based expenses for the nine months ended December 31, 2010 compared to (0.1%) for the nine months ended December 31, 2009. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 7.8% for the nine months ended December 31, 2010 from 10.6% for the nine months ended December, 2009.

Quarterly Results

General and other expenses increased $0.2 million, or 0.9%, to $22.2 million for the three months ended December 31, 2010 from $22.0 million for the three months ended December 31, 2009. This was primarily due to an increase in legal settlements of $2.0 million, an increase in travel and entertainment expenses of $0.4 million and increased insurance premiums of $0.3 million. These increases were partially offset by a $0.9 million change in foreign currency transaction expenses, as reflected in a move to gains of $0.5 million during the three months ended December 31, 2010 from losses of $0.4 million during the three months ended December 31, 2009 and a higher bad debt credit of $1.0 million, which increased to $1.5 million for the three months ended December 31, 2010 from $0.5 million for the three months ended December 31, 2009. Bad debt decreased to (0.6%) of revenues, net of interest and transaction based expenses for the three months ended December 31, 2010 compared to (0.2%) for the three months ended December 31, 2009. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 9.0% for the three months ended December 31, 2010 from 8.8% for the three months ended December 31, 2009.

IPO-related Costs

Year to Date Results

We incurred $0.9 million, or 0.1% of our revenues, net of interest and transaction-based expenses, for the nine months ended December 31, 2009, in connection with the reorganization, separation and recapitalization transactions during our IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we expensed these costs. The prior year costs were primarily related to continuing compliance with the Sarbanes-Oxley Act.

Restructuring Charges

Year to Date Results

In the first quarter of fiscal 2011, we implemented a restructuring plan and reduced headcount by approximately 12%. During the nine months ended December 31, 2010, we incurred costs of $12.8 million or approximately 1.6% of our revenues, net of interest and transaction-based expenses. These costs consisted primarily of severance expenses and related office closures. We do not expect to incur further material charges related to the restructuring.

Impairment of Intangible Assets and Goodwill

Year to Date Results

We recorded impairment charges of $2.9 million and $2.3 million, or approximately 0.4% and 0.3% of our revenues, net of interest and transaction-based expenses in the nine months ended December 31, 2010 and 2009, respectively based on our impairment testing of goodwill and certain intangible assets. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we wrote-off the entire amount of our goodwill and certain intangible assets. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill and intangible assets annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

Quarterly Results

We recorded impairment charges of $1.3 million and $1.2 million, or approximately 0.5% of our revenues, net of interest and transaction-based expenses in the three months ended December 31, 2010 and 2009, respectively based on our impairment testing of goodwill and certain intangible assets. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we wrote-off the entire amount of our goodwill and certain intangible assets. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill and intangible assets annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

Gains on Exchange Seats and Shares

Year to Date Results

Gains on exchange seats and shares decreased $10.8 million to $2.1 million for the nine months ended December 31, 2010 from $12.9 million for the nine months ended December 31, 2009. These gains are unrealized gains and the amounts recorded are based on the fair market value movements of our remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Quarterly Results

Gains on exchange seats and shares decreased $1.3 million to $0.4 million for the three months ended December 31, 2010 from $1.7 million for the three months ended December 31, 2009. These gains are unrealized gains and the amounts recorded are based on the fair market value movements of our remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on Extinguishment of Debt

Year to Date Results

Loss on extinguishment of debt decreased $7.0 million, or 72.2%, to $2.7 million for the nine months ended December 31, 2010 from $9.7 million for the nine months ended December 31, 2009. Loss on extinguishment of debt for the nine months ended December 31, 2010 was incurred as the result of the exchange offer. In connection with an exchange offer where some of our Convertible Notes were exchanged for a cash premium and Common Stock, we incurred a loss on the early extinguishment of debt of $2.7 million in the second quarter of fiscal 2011. Loss on extinguishment of debt for the nine months ended December 31, 2009 was incurred as the result of the early repayment of a two-year term loan facility in April 2009. In repaying the two-year term loan facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million in the first quarter of fiscal 2010. These losses have been disclosed separately within our unaudited consolidated statement of operations for the nine months ended December 31, 2010 and 2009.

Interest on Borrowings

Year to Date Results

Interest on borrowings increased $0.7 million, or 2.3%, to $31.1 million for the nine months ended December 31, 2010 from $30.4 million for the nine months ended December 31, 2009. This increase was primarily due to higher levels of outstanding debt driven by the borrowing of $75.0 million from the liquidity facility, for the purposes of prudent liquidity management, during the third quarter of fiscal 2011 as well as an increase in facility fees resulting from the amendment of the liquidity facility, including a one-time fee of $6.8 million paid to the lenders. We intend to continue using, from time to time, the liquidity facility for liquidity management. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.0% for the nine months ended December 31, 2010 from 3.9% for the nine months ended December 31, 2009.

Quarterly Results

Interest on borrowings increased $1.6 million, or 16.2%, to $11.5 million for the three months ended December 31, 2010 from $9.9 million for the three months ended December 31, 2009. This increase was primarily due to higher levels of outstanding debt driven by the borrowing of $75.0 million from the liquidity facility, for the purposes of prudent liquidity management, during the three months ended December 31, 2010, as well as an increase in facility fees resulting from the amendment of the liquidity facility. Interest on borrowings, as a percentage of revenues, net of interest and transaction-based expenses, increased to 4.7% for the three months ended December 31, 2010 from 3.9% for the three months ended December 31, 2009.

Provision for Income Taxes

Year to Date Results

Income tax expense increased $50.1 million to a tax provision of $32.9 million for the nine months ended December 31, 2010 from a tax benefit of $17.2 million for the nine months ended December 31, 2009. The change in the effective tax rate and income tax expense results from (i) a $33.8 million write-off of deferred tax assets associated with equity compensation awards that vested at a lower fair market value on the vesting date, (ii) a greater percentage of profits being earned in higher-tax jurisdictions, and (iii) the tax effect of non-deductible items partially offset by benefits relating to our state tax liability applicable to current and prior periods. Our effective tax rate on ongoing operations was approximately 37.3% for the nine months ended December 31, 2010 compared to 38.0% for the nine months ended December 31, 2009.

Quarterly Results

Income tax expense decreased $6.7 million to a tax benefit of $4.5 million for the three months ended December 31, 2010 from a tax provision of $2.2 million for the three months ended December 31, 2009. Our effective income tax rate was 50.5% for the three months ended December 31, 2010, up from (18.4%) for the three months ended December 31, 2009. The decrease in total income tax expense results from the tax benefit of our pre-tax loss, a benefit relating to our state tax liability applicable to current and prior periods, and favorable statutory tax rate changes. These benefits were offset by the write-off of deferred tax assets associated with equity compensation awards that vested at a lower fair market value on the vesting date and a greater percentage of profits being generated in higher-tax jurisdictions to relative impact of non-deductible items. Our effective tax rate on ongoing operations was approximately 37.3% for the three months ended December 31, 2010 compared to 38.0% for the three months ended December 31, 2009.

Supplementary Data

The table below calculates total principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Principal transactions, excluding revenues from investment of client payables	$42.2	$33.3	$153.4	$123.0
Net interest generated from principal transactions and related financing transactions	25.1	26.4	66.1	96.6

Principal transactions and related net interest revenue	$67.3	$59.7	$219.5	$219.6

The table below provides an analysis of the components of principal transactions:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Principal transactions, excluding revenues from investment of client payables	$42.2	$33.3	$153.4	$123.0
Principal transactions revenues from investment of client payables	(1.3)	(0.1)	(1.0)	1.2

Principal transactions	$40.9	$33.2	$152.4	$124.2

The table below provides an analysis of the components of net interest income:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Net interest generated from client payables and excess cash	$51.4	$44.5	$152.0	$111.0
Net interest generated from principal transactions and related financing transactions	25.1	26.4	66.1	96.6

Net interest income	$76.5	$70.9	$218.1	$207.6

The table below calculates net revenues from client payables and excess cash:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009
Net interest generated from client payables and excess cash	$51.4	$44.5	$152.0	$111.0
Principal transactions revenues from investment of client payables	(1.3)	(0.1)	(1.0)	1.2

Net revenues from client payables and excess cash	$50.1	$44.4	$151.0	$112.2

Non-GAAP Financial Measures

In addition to our unaudited consolidated financial statements presented in accordance with U.S. GAAP, we use, both internally as well as in some of our discussions with investors, certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S. GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted (loss)/income before provision for income taxes, which we refer to as “adjusted (loss)/income before taxes”, (2) non-GAAP adjusted net income, which we refer to as “adjusted net income”, and (3) non-GAAP adjusted net income per adjusted diluted common shares, which we refer to as “adjusted net income per fully diluted share”. These non-GAAP financial measures currently exclude certain of the following items from our unaudited consolidated statements of operations, each of which are discussed in greater detail below:

•	Restructuring charges

•	Stock compensation expense related to IPO awards

•	Severance expense

•	U.K. Bonus Tax

•	Loss on extinguishment of debt

•	Certain defined litigation settlement expenses

•	Gains on exchange seats and shares

•	Impairment of intangible assets and goodwill

•	Foreign currency transaction losses

•	February 2008 broker-related loss costs

•	Sarbanes-Oxley costs related to the IPO

•	Certain defined tax adjustments

•	Deemed dividend resulting from exchange offer

We do not believe that any of these items are representative of our future operating performance from normal operations. In particular, we exclude restructuring charges, stock compensation expense related to IPO awards, a U.K. bonus tax and costs associated with the February 2008 broker-related loss because we believe that they reflect losses or expenses arising from one-time events that are not reasonably likely to recur. In addition, we exclude severance expense, loss on extinguishment of debt, certain defined litigation settlement expenses, gains on exchange seats and shares, impairment of intangible assets and goodwill, foreign currency transaction losses, Sarbanes-Oxley costs related to the IPO, certain defined tax adjustments, and the deemed dividend resulting from the exchange offer because we believe that these gains and losses do not reflect our operating performance and do not help our shareholders understand our past or future financial performance.

In addition, we may consider whether other significant items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

Restructuring Charges

In May 2010, we commenced a strategic assessment of our cost base, including reviews of our compensation structure and non-compensation expenses. As a result of this evaluation, we reduced our workforce and recorded restructuring charges of $12.8 million during the nine months ended December 31, 2010 related to severance and office closures. We do not expect to incur further material charges and we do not believe that these costs are representative of our future operating performance from normal operations.

Stock Compensation Expense related to IPO Awards

We incurred stock based compensation expense during the nine months ended December 31, 2010 and during the three and nine months ended December 31, 2009 for the restricted shares and restricted share units awarded to our employees at the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance from normal operations.

Severance Expense

We incurred severance expense during the three and nine months ended December 31, 2010 and 2009 related to payments made to employees in conjunction with employee termination, redundancy, separation and similar agreements. We do not believe that these costs are representative of our future performance from normal operations.

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation which imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. In the second quarter of fiscal 2011, we paid $3.0 million in respect of this tax. This additional tax expense is not representative of our future performance from normal operations.

Loss on Extinguishment of Debt

In connection with an exchange offer where some of our Convertible Notes were exchanged for a cash premium and Common Stock, we incurred a loss on the early extinguishment of debt of $2.7 million in the second quarter of fiscal 2011. As the result of repaying a two-year term loan facility prior to its scheduled maturity in April 2009, we incurred a loss on the early extinguishment of debt of $9.7 million in the first quarter of fiscal 2010. These losses result directly from the exchange offer and early repayment of debt, and are not representative of our future performance from normal operations.

Certain Defined Litigation Settlement Expenses

We have excluded settlement costs during the three months ended December 31, 2010 related to the February 2008 broker-related loss class action suits, as well as three specific legal disputes during the nine months ended December 31, 2009. We believe that the settlement costs, which related solely to these specific proceedings, are not representative of our future performance from normal operations.

Gains on Exchanges Seats and Shares

We recognize unrealized gains or losses on exchange seats and shares that we hold in excess of the number of shares we need to conduct our operations as an executing broker or clearing member. The amount of unrealized gain or loss recorded for each period is based on the fair market value movements of these seats or shares, which can be highly volatile and subject to significant change from period to period. Since these assets are not an integral part of our business and normal operations, we believe that the use of a non-GAAP measure to exclude these gains is more meaningful to investors in understanding our historical and future results of operations. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Impairment of Intangible Assets and Goodwill

During the three and nine months ended December 31, 2010 and 2009 we identified triggering events that required an impairment analysis to be performed related to goodwill and certain intangible assets. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we wrote-off the entire amount of our goodwill and certain intangible assets. We will continue to assess our goodwill and intangible assets annually or whenever events or changes in circumstances indicate that an interim assessment is necessary. This expense is not representative of our future performance from normal operations.

Foreign Currency Transaction Losses

We incurred a foreign currency transaction loss during the nine months ended December 31, 2009 that included a $4.1 million currency transaction loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and a $16.4 million currency transaction loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. This loss is not representative of our future performance from normal operations.

February 2008 Broker-related Loss Costs

During the three and nine months ended December 31, 2009 we incurred additional expenses related to the February 2008 broker-related loss that included legal and consulting fees. These items arise from and relate solely to the unauthorized trading event in fiscal 2008 by a broker operating out of our branch office in Memphis, Tennessee. The related costs are not representative of our future performance from normal operations, as we do not expect such costs with similar materiality to recur or impact future periods.

Sarbanes-Oxley Costs Related to the IPO

We have excluded costs related to our IPO as well as the costs associated with the first time implementation of our control processes and procedures due to the Sarbanes-Oxley Act. During the nine months ended December 31, 2009 we incurred costs primarily related to continuing compliance with the Sarbanes-Oxley Act. We incurred these costs solely because of our IPO, and as a result we do not believe that they are representative of our future performance.

Certain Defined Tax Adjustments

We have excluded certain defined tax adjustments related to our IPO awards and change in corporate domicile. During the second quarter of fiscal 2010 we incurred a $28.2 million write-off of deferred tax assets associated with equity compensation awards, primarily related to stock compensation awards issued in connection with the IPO, which vested at a lower fair market value on the vesting date. During the third quarter of fiscal 2010 we incurred tax expense related to a change in corporate domicile from Bermuda to the State of Delaware. These additional tax expenses relate to unique events as they were incurred solely because of our IPO and change in corporate domicile, and as a result we do not believe that they are representative of our future performance from normal operations.

Deemed Dividend Resulting from Exchange Offer

During the second quarter of fiscal 2010, we completed our offer to exchange shares of our Common Stock and a cash premium for any and all of our outstanding Convertible Notes and Series B Preferred Stock. As of the expiration of the exchange offer, some shares of Series B Preferred Stock were validly tendered for which we issued common stock, paid a cash premium of $48.8 million and paid accrued dividends. US GAAP stipulates that the cash premium be presented as a deemed dividend in the statement of operations to calculate Net loss applicable to common shareholders. This loss results directly from our offer to exchange and is not representative of our future performance from normal operations.

Our use of non-GAAP Financial Measures

We use these non-GAAP financial measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) restructuring charges, stock compensation expense related to IPO awards, a U.K. bonus tax, costs associated with the February 2008 broker-related loss, Sarbanes-Oxley costs related to the IPO, certain defined tax adjustments and the deemed dividend resulting from the exchange offer described above do not reflect our historical operating performance and (2) severance expense, loss on extinguishment of debt, certain defined litigation settlement expenses, gains on exchange seats and shares, impairment of intangible assets and goodwill, and foreign currency transaction losses fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

When viewed with our GAAP results and the accompanying reconciliation, we believe adjusted net income, adjusted (loss)/income before taxes and adjusted net income per fully diluted share provide a more complete understanding of the factors affecting our business than GAAP measures alone. We believe these financial measures enable us to make a more focused evaluation of our operating performance and management decisions made during a reporting period, because they exclude the effects of certain items that we believe have less significance in the day-to-day performance of our business. Our internal budgets are based on these financial measures, and we communicate them to our board of directors. In addition, these measures are among the criteria used in determining performance-based compensation. We understand that analysts and investors often rely on non-GAAP financial measures, including per-share measures, to assess core operating performance, and thus may consider adjusted net income, adjusted (loss)/income before taxes and adjusted net income per fully diluted share important in analyzing our performance going forward. These measures may be helpful in more clearly highlighting trends in our business that may not otherwise be apparent from GAAP financial measures alone.

GAAP Reconciliation

The table below reconciles net loss applicable to common shareholders (GAAP) to adjusted net income (non-GAAP) and loss before provision for income taxes to adjusted (loss)/income before taxes, for the periods presented:

	Three months ended December 31,		Nine months ended December 31,
(in millions except per share data)	2010	2009	2010	2009
Loss before provision for income taxes (unadjusted)	$(9.0)	$(12.2)	(1.4)	(65.0)
Add: Restructuring charges	—	—	12.8	—
Add: Stock compensation expense related to IPO awards	—	7.1	12.4	25.1
Add: Severance expense	5.5	1.3	9.9	4.7
Add: U.K. Bonus Tax	—	—	3.0	—
Add: Loss on extinguishment of debt	—	—	2.7	9.7
Add: Certain defined litigation settlement expenses	2.5	—	2.5	3.4
Less: Gains on exchange seats and shares	(0.4)	(1.7)	(2.0)	(12.9)
Add: Impairment of intangible assets and goodwill	1.3	1.2	2.9	2.3
Add: Foreign currency transaction losses	—	—	—	16.0
Add: February 2008 broker-related loss costs	—	0.3	—	0.7
Add: Sarbanes-Oxley costs related to the IPO	—	—	—	0.9

Adjusted (loss)/income before taxes	$(0.1)	$(4.0)	$42.8	$(15.1)

Net loss applicable to common shareholders (unadjusted)	$(9.7)	$(22.3)	$(102.9)	$(71.1)
Add: Restructuring charges	—	—	8.4	—
Add: Stock compensation expense related to IPO awards	—	7.1	8.8	22.8
Add: Severance expense	3.6	0.8	6.8	3.1
Add: U.K. Bonus Tax	—	—	3.0	—
Add: Loss on extinguishment of debt	—	—	2.5	5.7
Add: Certain defined litigation settlement expenses	1.6	—	1.6	2.0
Less: Gains on exchange seats and shares	(0.2)	(1.2)	(1.4)	(9.2)
Add: Impairment of intangible assets and goodwill	0.9	0.7	1.9	1.4
Add: Foreign currency transaction losses	—	—	—	11.5
Add: February 2008 broker-related loss costs	—	0.2	—	0.4
Add: Sarbanes-Oxley costs related to the IPO	—	—	—	0.9
Add: Certain defined tax adjustments	—	1.9	28.2	1.9
Add: Deemed dividend resulting from exchange offer	—	—	48.8	—
Add: Anti-dilutive impact of fully diluted number of shares (1)	9.0	14.2	31.7	42.4

Adjusted net income	$5.2	$1.4	$37.4	$11.8

Adjusted net income per fully diluted share (2)	$0.03	$0.01	$0.20	$0.07
Fully diluted shares outstanding (in millions) (3)	197.9	173.5	186.0	174.0

(1)	The anti-dilutive impact of using a fully diluted number of shares requires adding back to net loss applicable to common shareholders the cumulative and participative dividends on our Series A Preferred Stock and declared dividends on our Series B Preferred Stock, as well as the interest and amortization of issuance cost on our Convertible Notes, net of tax.
(2)	Calculated by dividing adjusted net income by fully diluted shares outstanding.
(3)

We believe it is meaningful to investors to present adjusted net income per fully diluted share. Weighted average shares of common stock outstanding is adjusted at December 31, 2010 and 2009 to add back shares underlying restricted stock and stock unit awards (“IPO awards”) granted in connection with our IPO which are not considered dilutive under U.S. GAAP and, therefore, not included in diluted shares of common stock outstanding. In addition, weighted average shares of common stock outstanding are also adjusted at

December 31, 2010 and 2009 to include the impact of our outstanding Series A Preferred Stock, Series B Preferred Stock and Convertible Notes, on an if-converted basis. For the three and nine months ended December 31, 2010 weighted average shares of common stock outstanding are adjusted by 12.0 million, 3.9 million and 18.7 million shares, related to the Series A Preferred Stock, Series B Preferred Stock and Convertible Notes, respectively. For the nine months ended December 31, 2009 weighted average shares of common stock outstanding are adjusted for 4.9 million, 12.0 million, 14.4 million and 19.6 million shares, related to IPO awards, Series A Preferred Stock, Series B Preferred Stock and Convertible Notes, respectively. For the three months ended December 31, 2009 weighted average shares of common stock outstanding are adjusted for 4.2 million, 12.0 million, 14.4 million and 19.6 million shares, related to IPO awards, Series A Preferred Stock, Series B Preferred Stock and Convertible Notes, respectively. We believe it is meaningful to investors to present ratios based on fully diluted shares because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of our IPO awards and when our Series A Preferred Stock, Series B Preferred Stock and Convertible Notes are converted. It is also how our management internally views dilution.

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. We believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of December 31, 2010 included: (i) our committed $1,200.9 million unsecured revolving liquidity facility with various banks, which we refer to as our “liquidity facility”, of which $511.3 million terminates in June 2012 and $689.6 million terminates in June 2014, and under which we currently have $517.5 million outstanding and $683.4 million that is undrawn at December 31, 2010 which includes a $75.0 million short-term borrowing in December 2010 for the purposes of prudent liquidity management, and subsequent repayment in January 2011; (ii) available excess capital in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. See “—Credit Facilities and Sources of Liquidity” for further information. In addition, we have customer collateral, which is not included on our balance sheet but can be re-hypothecated by us, and non-segregated customer payables, both of which may be considered (depending, among other things, on where the collateral is located and the regulatory rules applicable to the collateral) an additional layer of liquidity. Non-segregated customer cash in some jurisdictions is also available for other client liquidity demands which helps mitigate the use of our own cash. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day execution and clearing operations.

On June 8, 2010, we completed our public offering and sale of 25,915,492 shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, we granted the underwriters a 30–day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full on June 3, 2010. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, we received $174.3 million as proceeds. The shares have been registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-3 previously filed with the SEC.

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

Working Capital Needs

Our cash flows are complex, interrelated, and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our borrowings. Our working capital increased to $1,721.0 million as of December 31, 2010 from $1,588.1 million as of March 31, 2010 primarily due to the $174.3 million net proceeds received from our equity offering described above and the borrowing of $75.0 million from our liquidity facility, for the purposes of prudent liquidity management, partially offset by $4.5 million and $48.8 million paid to security holders in our exchange offer of Convertible Notes and the Series B Preferred Stock, respectively.

As of December 31 and March 31, 2010, total working capital was calculated as follows:

	December 31, 2010	March 31, 2010
	(dollars in millions)
TOTAL ASSETS	$42,457.1	$50,966.1

Less Non-earning assets:

Receivables—Other	66.3	44.4
Memberships in exchanges, at cost	5.9	6.3
Furniture, equipment and leasehold improvements, net	118.4	73.0
Intangible assets, net	61.7	73.4
Other assets	261.8	222.7

Subtotal non-earning assets	514.1	419.8

Less Total liabilities:	40,945.7	49,600.5

Add Borrowings	723.7	642.3

TOTAL WORKING CAPITAL	$1,721.0	$1,588.1

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements. As discussed in Note 17 to our unaudited consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at December 31 and March 31, 2010. For the purposes of prudential supervision, we as a consolidated group are not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive.

We have satisfied our primary requirements for working capital in the past from internally generated cash flow and available funds. We believe that our current working capital is more than sufficient for our present requirements. In OTC or non-exchange traded transactions, the amount of collateral we post is based upon our credit rating. Pursuant to our trading agreements with certain liquidity providers, if our credit rating falls, the amount of collateral we are required to post may increase. Some of the factors that could lead to a downgrade in our credit rating have been described in reports issued by certain of the rating agencies, and these factors include, but are not limited to, our profitability each quarter as compared against rating agency expectations, whether we suffer material principal losses, our ability to maintain a conservative liquidity profile, our ability to maintain the value of our franchise, deterioration in our trading volumes or operating cash flows, our ability to implement our strategic plan, a decline in maintenance margin funds or excess capital levels at our regulated subsidiaries and increases in leverage. We maintain investment grade ratings from all three rating agencies. We do not believe that the recent rating agency actions will have a material adverse effect on our business.

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

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are approximately $1,200.9 million, of which approximately $689.6 million is available to us for borrowing until the Extended Maturity Date, and approximately $511.3 million is available for borrowing until the Old Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to approximately $220.3 million) will become due. Under the terms of the amended liquidity facility, we may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date.

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

The amended liquidity facility continues to provide that if (i) we fail to pay any amount when due under the facility, (ii) or to comply with our other requirements mentioned above, (iii) if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. In December 2010, for purposes of prudent liquidity management, we borrowed $75.0 million from the liquidity facility, which was subsequently repaid in January 2011 and we intend to continue using, from time to time, the liquidity facility for liquidity management. As of December 31 and March 31, 2010, $517.5 million and $442.5 million was outstanding under the liquidity facility with the remainder available to us. We have classified the $517.5 million of outstanding loans at December 31, 2010 under the liquidity facility as short term debt. In connection with the Amendment, we paid a one-time fee to participating lenders of $6.8 million recorded in Other assets and will be amortized over the life of the facility.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges on which we conduct business. We had no outstanding issued letters of credit as of December 31, 2010.

As of December 31, 2010, our available liquidity and long-term capital decreased to $2,653.0 million from $3,262.0 million, as of March 31, 2010. Our management views long-term capital as all sources of debt and equity from our unaudited consolidated balance sheet which includes excess capital. An analysis of our available liquidity and long-term capital position is as follows:

	December 31, 2010	March 31, 2010
	(Dollars in millions)
Client Assets
Non-Segregated Payables to Customers	$1,048.7	$991.1
Non-Segregated Collateral	482.0	314.0

	1,530.7	1,305.1
Undrawn Liquidity Sources
Liquidity Facility—Undrawn Portion (1)	683.4	1,057.5

	683.4	1,057.5
Long-Term Capital
Equity	1,380.9	1,141.4
Preferred Stock (Notional Value)	190.4	300.0
Liquidity Facility	—	300.0
Convertible Notes (Par Value)	195.7	205.0
Less: Non-Earning Assets (2)	(514.1)	(419.8)

	1,252.9	1,526.6
Less: Required Capital	(814.0)	(627.2)

Excess Capital	438.9	899.4
Total Available Liquidity and Long-Term Capital (3)	$2,653.0	$3,262.0

(1)	Following the amendment to the liquidity facility on June 29, 2010, Lehman Commercial Paper, Inc. is no longer a participating bank upon amendment of our liquidity facility. At March 31, 2010, the undrawn portion included a loan commitment of $60.0 million, which we believed Lehman Commercial Paper, Inc. would not fund.
(2)	Non-earning assets consists of other receivables, memberships in exchanges, furniture, equipment and leasehold improvements, goodwill, intangible assets and other assets.
(3)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of the net (decreases)/increases in cash and cash equivalents:

	Nine months ended December 31,
	2010	2009
	(Dollars in millions)
Cash flows from:
Operating activities	$(139.8)	$596.0
Investing activities	(65.3)	(25.8)
Financing activities	211.1	(461.1)
Effect of exchange rate changes	4.2	6.1

Net increase in cash and cash equivalents	$10.1	$115.2

Operating Activities

Net cash used in operating activities was $139.8 million in the nine months ended December 31, 2010 compared to cash provided by operating activities of $596.0 million in the nine months ended December 31, 2009. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, stock-based compensation expense, and deferred income taxes, as well as the effects of changes in working capital. Additionally, during the nine months ended December 31, 2010, we recorded impairment charges of $2.9 million related to intangible assets and goodwill and amortization of debt issuance costs of $6.0 million. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the nine months ended December 31, 2010, and 2009, these arrangements resulted in net cash received of $2,699.2 million and net cash provided of $6,046.0 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the nine months ended December 31, 2010 and 2009, resulting in cash used of $566.3 million and $6,300.4 million, respectively. Overall, in the nine months ended December 31, 2010, the movements in these arrangements drove the decrease in cash flows from operating activities. Furthermore, our levels of restricted cash and segregated securities also impact our operating cash flows, which for the nine months ended December 31, 2010 resulted in cash provided of $1,068.2 million compared to $114.1 million for the nine months ended December 31, 2009. This activity directly impacts our operating cash flows, as was evidenced during fiscal 2010.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2010 to December 31, 2010, and we analyze the changes to our client activities and how we have financed these activities as follows:

	December 31, 2010	March 31, 2010	Change
	(dollars in billions)
Drivers of Liquidity—Client Activity
Receivables—Customers, net of allowances	$0.5	$0.3	$0.2
Payables—Customers	(13.0)	(11.9)	(1.1)
Receivables—Brokers, dealers, and clearing organizations	3.8	3.3	0.5
Payables—Brokers, dealers, and clearing organizations	(0.6)	(2.2)	1.6

Net (uses)/sources				1.2

Yield Enhancement Activities
Cash and cash equivalents	0.8	0.8	—
Restricted cash and segregated securities	10.8	9.7	1.1
Securities purchased under agreements to resell	10.3	22.1	(11.8)
Securities sold under agreements to repurchase	(18.6)	(29.0)	10.4

Net			(0.3)
Securities borrowed	2.8	4.0	(1.2)
Securities loaned	(1.2)	(0.9)	(0.3)

Net			(1.5)
Securities owned	12.8	10.3	2.5
Securities sold, not yet purchased, at fair value	(6.3)	(4.4)	(1.9)

Net			0.6

Net funding (uses)/sources				(1.2)

				$(0.0)

Investing Activities

Net cash used in investing activities was $65.3 million during the nine months ended December 31, 2010, as compared to $25.8 million for the nine months ended December 31, 2009. These activities primarily relate to the purchase of furniture, equipment and leasehold improvements offset by proceeds received from the sale of seats and shares related to exchange memberships. In the nine months ended December 31, 2010, cash paid in connection with earn-out payments related to prior acquisitions and the acquisition of Washington Research Group was $4.9 million, as compared to $2.3 million during the nine months ended December 31, 2009. In the nine months ended December 31, 2010, we received cash of $1.4 million from the sale of exchange seats and shares. In the nine months ended December 31, 2010 and 2009, cash used to purchase furniture, equipment and leasehold improvements were $61.9 million and $24.1 million, respectively.

Financing Activities

Net cash provided by financing activities was $211.1 million during the nine months ended December 31, 2010, as compared to cash used of $461.1 million for the nine months ended December 31, 2009. For the nine months ended December 31, 2010, these financing activities mainly related to the net proceeds from the issuance of our Common Stock of $174.3 million, the proceeds from other short-term borrowings of $89.4 million which includes the borrowing of $75.0 million from our liquidity facility, for the purposes of prudent liquidity management, and the proceeds from a receivable with Man Group of $29.8 million. These proceeds were offset by the payment of debt issuance costs related to the amendment of our liquidity facility of $6.8 million, the repayment of Convertible Notes of $4.5 million, the deemed dividend on our Series B Preferred Stock resulting from our exchange offer of $48.8 million and the related expenses of $2.2 million, and the payment of preferred dividends of $19.4 million. For the nine months ended December 31, 2009, our financing activities included (i) the repayment of a portion of the liquidity facility of $200.0 million, (ii) the early repayment of the outstanding balance of $240.0 million under our two-year term loan facility and (iii) the payment of preferred dividends of $23.0 million, which was offset by an increase of $2.7 million in other short-term borrowings.

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

On April 28, 2010, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $3.7 million, respectively. These dividends had a record date of May 3, 2010, and were paid on May 14, 2010. On July 27, 2010 and October 28, 2010, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of August 2, 2010 and November 1, 2010, and were paid on August 13, 2010 and November 12, 2010. On January 28, 2011, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends have a record date of February 4, 2011, and will be paid on February 15, 2011.

Contractual Obligations

The following table provides a summary of our contractual obligations as of December 31, 2010.

	PAYMENTS DUE BY PERIOD (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations (1)	$403,213	$—	$104,706	$63,904	$234,603
Convertible Notes (2)	679,929	—	52,829	35,219	591,881
Uncertain tax positions	19,764	1,055	18,059	—	650

	$1,102,906	$1,055	$175,594	$99,123	$827,134

(1)	We have operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment, and computer hardware. Under certain circumstances, payments may be escalated.
(2)	We have 9.00% Convertible Notes in an aggregate principal amount of $195.6 million, due 2038. Included in the Convertible Notes is our interest obligation calculated using 9.00% per annum. See Note 9 for further information.

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

We also enter into certain resale and repurchase transactions that are accounted for as sales and purchases and accordingly de-recognize the related assets and liabilities from the unaudited consolidated balance sheets in accordance with the accounting standard for transfers and servicing. These transactions are generally collateralized with securities of investment grade, including U.S. government, government sponsored entity and federal agency obligations and European sovereign debt. In these transactions, we have exposure to the risk of default of the issuer of the underlying collateral assets, such as U.S. government securities or European sovereign debt. See Note 3 to our unaudited consolidated financial statements for further details.

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

Refer to Note 5, Fair Value Measurements and Derivative Activity, for the analysis prepared as of December 31 and March 31, 2010.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and how it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. We adopted ASU No. 2010-20 in the third quarter of fiscal 2011 and enhanced disclosure to the notes to the unaudited consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date of the updated variable-interest entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, does not have explicit or implicit obligations to fund losses of the entity and is not a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity. We adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to our unaudited consolidated financial statements.

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

The table below shows the impact of a 10% adverse currency-exchange rate movement against the U.S. dollar in our major currency exposures. The impact, which would be an increase to General and other expenses in the unaudited consolidated statement of operations, is as follows:

Nine months ended December 31, 2010 (in millions)
British pounds	$15.0
Australian dollar	$2.3
Singapore dollar	$1.7
Euro	$1.0

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

As of December 31, 2010, our end-of-day value-at-risk for financial positions taken for our own account, estimated at a 95% confidence level over a one-day time horizon, was $3.1 million. This calculation excludes exchange shares, resale and repurchase agreements to maturity accounted for as sales and purchases, U.S. treasury securities deposited at commodity clearing organizations and investments of client funds.

The table below presents the quarterly average, minimum and maximum trading value-at-risk.

	December 31, 2010
Risk Categories	Average	Minimum	Maximum
(Dollars in thousands)
Commodities	$545	395	825
Equities	508	271	715
Fixed Income	3,881	3,019	4,581
Foreign Exchange	442	15	1,080
Diversification effect (1)	(1,484)	(595)	(2,732)

Total	$3,892	$3,105	$4,469

(1)	Equals the difference between total value-at-risk and the sum of the value-at-risk for the four risk categories. This arises because the market risk categories are not perfectly correlated.

Credit Risk

Credit risk is the possibility that we may suffer a loss from the failure of clients or counterparties to meet their financial obligations in a timely manner. Our business, acting as both an agent and principal in providing execution and clearing services for listed and OTC transactions, exposes us to credit risk. Sources of our exposure to credit risk are described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and include exposure to:

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

To manage our liquidity risk, we have established a liquidity policy designed to ensure that we maintain access to sufficient, readily available liquid assets and committed liquidity facilities. These facilities and assets are available to both our unregulated and regulated subsidiaries to facilitate meeting our financial obligations as they become due under both normal and adverse market conditions. We also evaluate the impact of adverse market conditions on our liquidity risk and adjust our liquid assets appropriately.

Our policy requires us to have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks which was amended and extended in June 2010 to $1,200.9 million of credit facility ($683.4 million of which is undrawn at December 31, 2010). To support the business’ settlement and intra-day requirements, we also maintain committed and uncommitted credit lines with financial institutions. We anticipate accessing these facilities and credit lines from time to time.

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Consistent with our competitors, our operations are exposed to a broad number of these types of risks which could have significant impact on our business. To mitigate operational risks, the Operational Risk Department seeks to apply a globally consistent operational risk management framework. The framework includes firm-wide policies, standards and processes for risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable operational risk environment.

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

Set forth below are the potentially material litigations and regulatory proceedings to which we are a party or in which we are involved directly or through one of our operating subsidiaries.

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of our US operating subsidiary MF Global Inc. (MFGI), Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141.0 million shortfall (the “Dooley Trading Incident”). The exchange and regulators were immediately notified, the broker was promptly terminated, and a public announcement of the loss was made by MFGI the next day. As a result of the Dooley Trading Incident:

•

Class Action Suits. We, Man Group, certain of our current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. We made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. The parties engaged in mediation and have agreed to a preliminary settlement, which is subject to various customary conditions, including preliminary approval by the United States District Court for the Southern District of New York, notice to class members, class member opt-out thresholds, a final hearing, and final approval by the District Court. The settlement provides for a total payment of $90.0 million to plaintiffs, $2.5 million of which is to be paid and has been accrued by us.

•

Insurance Claim. MFGI filed a claim under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for this loss. After months of investigation, MFGI’s Bond insurers denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They also initiated an action against MFGI in the Supreme Court of the State of New York seeking a declaration that there is no coverage for this loss under the Bond. MFGI believes the insurers’ position to be in error and filed a counterclaim in order to seek to enforce its right to payment in court. The Bond insurers sought partial summary judgment, which the Court denied. The Bond insurers have filed a Notice of Appeal in the First Department and have filed a motion to Renew or Reargue with the Supreme Court, challenging the portion of the decision that found that Dooley was an employee of ours.

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO’s Market Risk Department as independent quotes when defendants knew, or should have known, that David Lee, BMO’s trader, created the quotes which, in circular fashion, were passed on to BMO through MFGI’s broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFGI and Saab knew that Lee was fraudulently misrepresenting prices in his natural gas options book and aided and abetted his ability to do so by sending price indications to BMO, and substantially assisted Lee’s breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $660.9 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to MFGI (and Optionable, Inc.), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing except for defendants’ alleged illegal conduct. MFGI made a motion to dismiss the complaint, which was denied by the court. This litigation is in its early stages and MFGI believes it has meritorious defenses. No provision for losses has been recorded in connection with this matter.

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

Voiran Trading Limited

On December 29, 2008, we received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The letter and arbitration proceeding alleges that our U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This arbitration is in its early stages. No provision for losses has been recorded in connection with this matter.

Sentinel Bankruptcy

The Liquidation Trustee (“Trustee”) for Sentinel Management Group, Inc. (“Sentinel”) sued MFGI in June 2009 on the theory that MFGI’s withdrawal of $50.2 million within 90 days of the filing of Sentinel’s bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. MFGI believes there are meritorious defenses available to it and it intends to resist the Trustee’s attempt to recover those funds from MFGI. In addition, to the extent the Trustee recovered any funds from MFGI it would be able to assert an offsetting claim in that amount against the assets available in Sentinel’s bankruptcy case. The matter is in its early stages. No provision for losses has been recorded in connection with this claim.

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

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages “in excess of” $0.01 million each. MFGI made a motion to dismiss which was granted by the court. Plaintiffs have appealed. The Court of Civil Appeals for the State of Oklahoma upheld MFGI’s dismissal. No provision for losses has been recorded in connection with this matter.

Man Group Receivable

In late April 2009, we formally requested payment of certain amounts that Man Group (our largest shareholder at the time and former parent company) owed to us. Man Group demanded arbitration and, as a result of this unresolved claim, we recorded a receivable for the amount owed in equity. In June and July 2010, this matter was heard by the LCIA which in September 2010, issued an award in favor of us. Man Group paid us $32.6 million, which was comprised of the full amount owed plus an agreed upon amount for costs and interest. Of the amounts paid, $29.8 million has been recorded against equity on the consolidated balance sheet, plus an additional payment of $2.8 million for legal costs and interest, which has been recorded within Other revenues on the consolidated statement of operations.

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

There is no affirmative claim against Market Services at this time, which intends to pursue its arbitration vigorously. No provision for losses has been recorded in connection with this claim.

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

Marion Hecht as Receiver for Joseph Forte, L.P.

On December 21, 2010, Marion Hecht, as Receiver for Joseph Forte, L.P. (the “Partnership”), filed a complaint against MFGI in the United States District Court for the Eastern District of Pennsylvania that alleges one claim of negligence. Specifically, the complaint alleges that the Partnership had a trading account with MFGI and that MFGI violated its duties imposed by state law and under the Commodity Exchange Act by failing to recognize that the Partnership was not properly registered with the CFTC or the National Futures Association, and failed to make sufficient inquiries regarding the registration when discrepancies existed, and that MFGI’s conduct enabled the Partnership to operate a Ponzi scheme and cause damage to the investors. The Receiver claims MFGI caused losses in excess of $10.0 million. MFGI has not yet been served with the complaint. No provision for losses has been recorded in connection with this claim.

In re: Agape World Inc. Bankruptcy

On January 28, 2011, Kenneth Silverman as Chapter 7 Trustee of Agape World, Inc. (a substantively consolidated bankruptcy estate of various Agape entities, collectively, “Agape”) filed a complaint against MFGI in the United States Bankruptcy Court, Eastern District of New York seeking to recover the transfers made by Agape to MFGI totaling $27.1 million plus any fees earned in connection with the trades. Specifically, the Trustee alleges that MFGI failed to conduct sufficient diligence when opening the account, failed to respond to red flags about how account principal Nicholas Cosmo was using Agape’s funds and failed to provide proper oversight and monitoring which, if conducted, would have caused termination of the accounts and trading, and prevented losses to the investors. This matter is in its earliest stages and no provision for losses has been recorded in connection with this claim.

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

For a discussion of our potential risks and uncertainties, see information in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, and the information in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010, both filed with the SEC, and which are accessible on the Securities and Exchange Commission’s website at www.sec.gov. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in the Annual Report on Form 10-K, as supplemented by the risk factor set forth in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010. If any of the risks discussed in our 2010 Form 10-K, the Form 10-Q for the fiscal quarter ended June 30, 2010 or this Form 10-Q actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.

RISKS RELATED TO OUR INDUSTRY AND BUSINESS

Failure to successfully implement our strategic plans could adversely affect our business.

As part of our strategic planning process, our management team and board of directors have developed a multi-year strategic plan to develop and transition our business from a broker to a broker-dealer in the near term, and to transition our business in the long term to an investment bank. This is a multi-year strategy and we may not benefit from the strategy immediately. Further, there can be no assurance that we will implement our strategy in the timeframe that we project, or in the manner that we describe. Although we believe that the implementation of this strategy should result in diversifying our revenue and increasing our profitability in the longer term, the implementation of our plan could in the near and medium term disrupt our producers and may delay our return to strong profitability. As we execute our strategy, our risk profile may change, and we may need to develop new systems and controls, which may result in higher costs. A part of this strategy, which has already commenced, is a reorganization of our business lines and staff and a focus on a more sales-driven culture and incentives. The development and transition of our business in accordance with our strategy may be disruptive and could adversely affect our business in a number of ways, including:

•	delays in decision-making and issue resolution as new structures and formal processes are implemented;

•	failure to retain key personnel or an increase in general employee turn-over resulting from the dislocation associated with the new structures or disagreement with the direction of our Company;

•	loss of an entrepreneurial culture; and

•	diversion of attention from operations and other business concerns while adjusting to the new organizational structure.

We expect to incur severance expenses and other charges in connection with the strategic plan but are unable at this time to estimate the amount of those charges and expenses. These charges and expenses may be significant and could materially adversely impact our financial performance as we implement our strategic plan. Furthermore, we may require additional capital to execute our strategic plan. If our access to capital were to become significantly constrained or the cost of capital was unreasonably high, whether due to our credit rating, the constraints imposed upon us by our existing creditors or counterparties, prevailing industry conditions, the volatility of the capital markets, or other factors, then the implementation of our strategic plan could be adversely affected. In addition, aspects of the planned expansion of our business under our strategic plan may also be subject to regulatory review and approval, and our regulators may request or regulatory provisions may require that we enhance our infrastructure or place other restrictions as a condition of the expansion of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

Designation as a Primary Dealer

Our U.S. broker-dealer, MF Global Inc. was designated a primary dealer by the Federal Reserve Bank of New York, which we refer to as the Fed. As a primary dealer, our broker-dealer will serve as a counterparty to the Fed in its open market operations and participate directly in U.S. Treasury auctions and provide analysis and market intelligence to trading desks at the Fed.

Modification of Executive Officer Employment Agreement

Mr. Corzine has agreed to extend the term of his existing employment agreement with us for an additional three-year period. We are finalizing the specific terms of the extension with Mr. Corzine. In connection with Mr. Corzine’s current agreement which ends on March 31, 2011, Mr. Corzine has recommended and we agreed to modify his guaranteed cash bonus arrangement to $0.75 million from $2.0 million.

Changes in Executive Officers

Mr. Michael Blomfield was appointed as our Managing Director—Asia Pacific on November 15, 2010. Mr. Blomfield is based in Singapore and will develop and lead our Asia Pacific growth strategy as well as assume overall responsibility for business activities in the region. Mr. Blomfield has nearly two decades of experience in financial services including banking, equities and derivatives-related activities. He was formerly Head of Commonwealth Bank of Australia’s (CBA) CommSec (Australia’s largest retail brokerage), Head of CBA’s Equities Division and most recently the chief executive officer of Dendiri Advisory Pty Ltd. He is a former Director of the Australian Securities and Derivatives Industry Association (now named the Australian Stockbrokers’ Association).

Mr. Michael Stockman became our Chief Risk Officer and Senior Vice President, effective January 31, 2011. In this role, Mr. Stockman will oversee management of our global risk profile, including market, credit and operational risk. From 1995 to 2008, Mr. Stockman held several senior positions at UBS Investment Bank including as chief risk officer for the Americas and as a managing director in the Fixed Income, Currencies and Commodities Division. Prior to joining UBS, he held several senior mortgage and asset-backed trading positions at Morgan Stanley, Goldman Sachs and Salomon Brothers. Most recently, Mr. Stockman helped build a Risk Management and Capital Markets Advisory practice including a quantitative real estate solutions business at CQ Solutions, LLC. Additionally, Mr. Stockman has been a Visiting Scholar at the Tuck School at Dartmouth College.

Mr. Michael Roseman, our prior Chief Risk Officer, received notice from us on January 31, 2011 that his employment will end on April 1, 2011. Mr. Roseman’s separation will be in accordance with the terms of his employment agreement.

New Global Head of Trading

In this newly created role, Mr. Munir Javeri will work with our various product lines to manage and enhance our trading capabilities across asset classes and geographic regions. Additionally, he will oversee our proprietary trading group. The group engages in opportunistic trading across a variety of asset classes. In connection with his employment, we intend to grant Mr. Javeri an inducement stock option award to purchase 1.5 million shares of our common stock at an exercise price per share based on the closing price of our common stock on the New York Stock Exchange on February 4, 2011. Most recently, Mr. Javeri was a partner and portfolio manager at Gandhara Advisors, an equity hedge fund. Prior to that, he was a global macro investor at Soros Fund Management.

Item 6.	Exhibits

Exhibit Number	Description
10.1	Employment Agreement of Michael Blomfield

10.2	Separation Agreement of James Rowsell

10.3	Form of Sub-Underlease of 5 Churchill Place, Canary Wharf, by and among J.P. Morgan Markets Limited, MF Global UK Limited and MF Global Holdings Ltd.

10.4	Form of Agreement, among JP Morgan Markets Limited, MF Global UK Limited, and MF Global Holdings Ltd., for the grant of a lease relating to 5 Churchill Place, Canary Wharf, London.

10.5	Form of Car Parking Agreement, by and among J.P. Morgan Markets Limited, MF Global UK Limited and MF Global Holdings Ltd.

10.6	Form of License to Underlet, by and among 5 Churchill Place L.P., Canary Wharf Management Limited, J.P. Morgan Markets Limited, The Bear Stearns Companies LLC, MF Global UK Limited, and MF Global Holdings Ltd.

10.7	Form of License to make alterations, by and among 5 Churchill Place L.P., J.P. Morgan Markets Limited, The Bear Stearns Companies LLC, MF Global UK Limited, and MF Global Holdings Ltd.

10.8	Share Option Award Agreement between MF Global Holdings Ltd. and Bradley Abelow, dated as of September 13, 2010

31.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit Number	Description
32.2	Certification of J. Randy MacDonald, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD.

By:	/S/ JON S. CORZINE
Name:	Jon S. Corzine
Title:	Chief Executive Officer

By:	/S/ J. RANDY MACDONALD
Name:	J. Randy MacDonald
Title:	Chief Financial Officer

Date: February 3, 2011