Form 10-K
period 2011-03-31
MF Global Holdings Ltd.
filed 2011-05-20
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,173.2 million. As of April 30, 2011, there were 163,840,634 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MF Global Holdings Ltd.’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on August 11, 2011 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MF GLOBAL HOLDINGS LTD.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2011

2	MF Global 2011 Form 10-K

CERTAIN FREQUENTLY USED TERMS

Throughout this Annual Report on Form 10-K, unless otherwise specified or if the context otherwise requires:

•	“MF Global”, “we”, “us” and “our” refer to MF Global Holdings Ltd., a holding company incorporated under the laws of Delaware, and its subsidiaries.
•	“Man Group” refers to our former parent company, Man Group plc, a U.K. public limited company, and its subsidiaries.
•	“fiscal 2008”, “fiscal 2009”, “fiscal 2010” and “fiscal 2011” mean the 12-month periods ended March 31, 2008, 2009, 2010 and 2011, respectively.

MF Global 2011 Form 10-K	3

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause our actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1.A. Risk Factors”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	expectations regarding the business environment in which we operate and the trends in our industry such as changes in trading volumes and interest rates;
•	our liquidity requirements and our ability to obtain access to necessary liquidity;
•	our ability to execute our business strategy and strategic plan;
•	our planned transition of our business from a broker into a commodities and capital markets focused investment bank;
•	fluctuations in interest rates and currency exchange rates and their possible effects on our business;
•	our ability to continue to provide value-added brokerage services;
•	our ability to maintain trading volumes and market share;
•	our ability to continue to diversify our service offerings;
•	our ability to pursue opportunities to improve operating margins or profitability;
•	our ability to expand our business in existing or new geographic regions;
•	our ability to continue to expand our business through acquisitions or organic growth;
•	the effects of pricing and other competitive pressures on our business as well as our perceptions regarding our business’ competitive position;
•	our accuracy regarding our expectations of our revenues and various costs and of expected cost savings;
•	the timing of, and our ability to, return to profitability;
•	our exposure to client and counterparty default risks as well as the effectiveness of our risk management;
•	our exposure to market, issuer default and other risks from our principal transactions;
•	our exposures to credit, counterparty, and concentration risk;
•	our ability to maintain our credit rating and the effects that changes to our credit ratings would have on our business and operations;
•	our ability to retain existing clients and attract new ones;
•	our ability to retain our management team and other key employees;
•	the likelihood of success in, and the impact of, litigation or other legal or regulatory challenges involving our business;
•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;
•	changes in exchange membership requirements;
•	changes in our taxes and tax rate;
•	our ability to maintain our existing technology systems and to keep pace with rapid technological developments; and
•	the effects of financial reform legislation and related rule making of regulatory agencies.

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

4	MF Global 2011 Form 10-K

PART I

ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

Business Overview

We are one of the world’s leading brokers in markets for commodities and listed derivatives. We provide access to more than 70 exchanges globally and are a leader by volume on many of the world’s largest derivatives exchanges. We are also an active broker-dealer in markets for commodities, fixed income securities, equities, and foreign exchange. We are one of 20 primary dealers authorized to trade U.S. government securities with the Federal Reserve Bank of New York. In addition to executing client transactions, we provide research and market commentary to help clients make trading decisions, as well as providing clearing and settlement services. We are also active in providing client financing and securities lending services.

We are headquartered in the United States, and have operations globally, including the United Kingdom, Australia, Singapore, India, Canada, Hong Kong, and Japan. Our priority is serving the needs of our diversified global client base, which includes a wide range of institutional asset managers and hedge funds, professional traders, corporations, sovereign entities, and financial institutions. We also offer a range of services for individual traders and introducing brokers.

As of March 31, 2011, we had 2,847 employees. We have organized our business on a global basis to offer clients an extensive array of products across a broad range of markets and geographies. We seek to tailor our offerings from market to market to meet the demands of our clients by providing the best products and services possible, while remaining within the regulations of a particular jurisdiction.

We derive revenues from three main sources: (i) commissions generated from execution and clearing services; (ii) principal transactions revenue, generated both from client facilitation and proprietary activities, and (iii) net interest income from cash balances in client accounts maintained to meet margin requirements, as well as interest related to our collateralized financing arrangements and principal transactions activities.

For fiscal 2011, 2010 and 2009, we generated (i) total revenues of $2,233.6 million, $1,994.7 million, and $2,851.6 million, respectively, (ii) revenues net of interest and transaction-based expenses of $1,069.1 million, $1,015.0 million and $1,426.7 million, respectively, and (iii) incurred net loss attributable to MF Global Holdings Ltd. of $81.2 million, $137.0 million and $49.1 million, respectively.

Products and Services

We execute transactions for a large and diverse group of institutional and retail clients and provide a number of prime services, including clearing, settlement, portfolio reporting and record-keeping services. We also provide financing and securities lending services and other prime services to select clients, including a number of other broker-dealers, and investment management products in select areas.

Product Offerings

We provide execution services for five broad categories of products: commodities, equities, fixed income, foreign exchange, and listed futures and options. Many of the contracts and securities that we trade are listed on exchanges, while others are traded over-the-counter (“OTC”).

We execute orders for our clients on either an agency or principal basis. When we execute a client order on a principal basis, we may take the other side of the trade for our own account to facilitate client orders. In some cases, we may simultaneously enter into an offsetting “back to back” trade with another party or we may retain a position for our own account. In addition, we sometimes build or trade proprietary positions for our own account, independent of client activities in the instruments we trade. Principal transactions also include proprietary positions that we take in fixed income and related interest rate products, equities, foreign exchange and commodities to monetize our views on future movements in market prices and volatilities in commodities, securities and other instruments and products, which may be affected by, among other things, changes in credit spreads, potential rating changes, and possibility of issuer default.

The instruments we trade, broken down by product, are described below:

COMMODITIES

Metals

We provide clients execution services for transactions relating to derivative contracts, including futures, options, forward sale agreements and other types of instruments based on the price of metals and industrial materials. Metal derivatives are traded both on exchanges and in the OTC markets. We are one of 12 designated ring dealing members of the world’s largest metals exchange, the London Metal Exchange (“LME”). This status enables us to offer our clients special trading access and other rights on the LME. We are also a member of COMEX, a division of the CME Group, Inc., and other major exchanges.

Energy

We execute trades in the energy derivatives market, including futures, options, swaps and forwards on a range of energy products, including crude oil, natural gas, heating oil, gasoline, propane, electricity and other energy commodities. We are an active market participant in both exchange-listed and OTC-traded energy derivatives, and we have consistently been ranked as one of the leading providers by volume of clearing and execution services on both the New York Mercantile Exchange (“NYMEX”) and ICE Futures Europe.

MF Global 2011 Form 10-K	5

PART I

ITEM 1. BUSINESS

Agriculture

With a long history of trading agricultural commodities, we deliver our clients targeted hedging and risk management solutions and help clients locate trading opportunities in a broad array of agricultural commodities markets. We provide trade execution services for a wide range of OTC and listed agricultural commodities markets, including the grain and oilseed futures and options markets and for soft commodities, such as coffee, cocoa, and sugar, on exchanges in North America, Europe and Asia Pacific.

EQUITIES

We provide execution services in both cash equities and equity derivative products around the globe. Equity derivative products include futures, ETFs, options (single stock, index and ETF), contracts for difference (where legally available), and other securities whose underlying value is related to the price of one or more stocks, a basket of stocks, or stock indices. During fiscal 2011, we expanded our global cash equity, equity derivatives, portfolio trading, and electronic trading services teams to provide improved service for our clients in a variety of major markets around the world.

FIXED INCOME

We provide execution services for a variety of fixed income products. These include U.S. Treasury and agency securities and bonds issued by European governments and by multinational institutions. We also trade corporate bonds, mortgage-backed and asset-backed securities, emerging market securities, as well as credit default swaps and interest rate swaps. We have been designated as a primary dealer of U.S. treasury securities, enabling us to serve as a counterparty to the Federal Reserve Bank of New York in open-market operations, and participate directly in U.S. Treasury auctions. We also provide analysis and market intelligence to the Federal Reserve’s trading desks and to our clients.

FOREIGN EXCHANGE

We deliver access to a range of products and trading opportunities in the foreign exchange markets worldwide. Many of these foreign exchange transactions are undertaken by our clients in connection with the purchase or sale of other instruments. Most foreign exchange trades are conducted on an OTC basis. Our foreign exchange teams, located in key financial centers around the world, provide comprehensive coverage delivered by dedicated sales professionals.

FUTURES AND OPTIONS

As a leader by volume on a number of the world’s major futures exchanges, we provide execution services for listed futures and options, including interest rate, government bond, and index futures and options. Our floor brokers offer clients access to traditional floor execution for futures and options that continue to have price discovery on trading floors. Where futures and options have moved to electronic trading platforms, we provide extensive electronic connectivity to global markets.

Service Offerings

In addition to executing client transactions, we provide clearing services, which are a critical component of the futures and options business, as well as a range of services designed to assist clients in developing trading ideas and managing their trading portfolios.

CLEARING AND FINANCING

We provide a number of prime services, including clearing and settlement of trades, client financing, securities lending, and a range of administrative services. The revenue we earn from prime services activities consists of commissions, interest income on client custodial accounts, principal transactions and fees.

In addition to the clearing transactions we execute for our own clients, we also clear transactions for clients that are using other executing brokers or executing their orders directly on an exchange. Moreover, we have developed a substantial business in clearing transactions on behalf of other brokers.

RESEARCH AND MARKET COMMENTARY

We offer a broad array of market research, analysis, and commentaries that provide clients with actionable insights they can use to inform their trading strategies and investment decisions. Our proprietary offerings include research on a wide range of instruments, markets and industries, equity research on many of the world’s largest companies and industry sectors, policy-focused research on U.S. legislative and regulatory topics, and analysis of macroeconomic trends and issues driving financial markets.

Growth Strategy

In fiscal 2011, senior management introduced and began implementing a new strategic plan, which is intended to transform our business ultimately to a commodities and capital markets focused investment bank during the next three to five years.

Our plan seeks to take advantage of several trends and opportunities in the market for financial services. For example, the financial services industry continues to consolidate and the largest global investment banks and brokerage firms have increased their scale of operations, while at the same time new and proposed regulations and other trends have led global banks to de-leverage and reduce proprietary risks on their balance sheets. We believe that one result of these developments is that large investment banks have focused their attention, energy and capital on their largest clients, creating opportunities for us to service smaller and mid-sized clients that are currently underserved by larger firms.

Our strategic plan, which was announced early in calendar 2011, is designed to leverage our company’s strengths, including our heritage and expertise in commodities trading and our broad global footprint. Our plan includes reorganizing our business in the short to medium term into the following four categories:

CAPITAL MARKETS

We provide institutional clients with access to, liquidity in, and insight into commodities, equities, fixed income and foreign exchange, as well as derivative futures and options markets. We intend to build on our extensive position in the brokerage business by deepening our involvement in certain markets and by extending into principal market-making activities to facilitate more of our clients’ transactions. While we frequently take

6	MF Global 2011 Form 10-K

PART I

ITEM 1. BUSINESS

principal positions to facilitate client trades, we intend to expand our role in client facilitation, market making and principal activities. For example, we may take proprietary positions in fixed income and related interest rate products, equities, foreign exchange and commodities to monetize our views on future movements in market prices and volatilities in commodities, securities and other instruments and products. This year we established a principal strategies group and intend to grow these activities. Over the longer term, we intend to complement this expanded role in principal trading by participating in other elements of traditional investment banking, including the underwriting of new issue securities, structured finance and the provision of advisory services to issuers, with a continuing focus on the commodities and natural resources markets.

RETAIL SERVICES

We have developed a substantial retail business, built through the acquisition and development of retail businesses in various markets, which offers assorted products under several brand names. We have now initiated the process of transforming these of activities into a consolidated, centrally managed, global business operating under a unified global brand. We will continue to focus on high net worth individuals, self-directed traders, individual traders seeking broker assistance and introducing brokers. We plan to develop an integrated electronic platform on which clients can pursue their trading and investing objectives in a broad range of markets, instruments and currencies through an efficient, single point of access. We believe that delivering a unified global platform, broad product offerings and worldwide market connectivity will differentiate us from our competitors in this space.

PRIME SERVICES

We intend to undertake a substantial realignment of our clearing and financing activities to further diversify our revenue streams. In this area, we intend to consolidate these services, under one business group to take advantage of our scalable infrastructure to deliver solutions to clients. We believe that clearing services are increasingly attractive to a substantial number of clients underserved by large global banks and firms that would prefer to outsource these activities rather than make the extensive capital investments required to self-clear. As financial services regulatory reform places increased emphasis on centralized clearing, we believe that we have the capabilities to meet expanding demand for this expertise. Furthermore, we believe that we are well positioned to grow our clearing services activities, given our global footprint on more than 70 exchanges and our extensive experience providing clearing solutions to clients in a variety of asset classes.

ASSET MANAGEMENT

In the future, we will seek to diversify our revenue base and generate fee income by providing clients with access to markets through asset management business. There has been growing investor interest in alternative investment vehicles, and we believe this area represents an important opportunity for us. Over time, we intend to leverage our skills and our brand to build a family of alternative investment vehicles. We are examining strategic opportunities to build an asset management capability that leverages our core competencies in commodities growth. The timeframe for developing this business will depend in part on the availability of appropriate strategic opportunities.

Sales and Marketing

We offer our products and services through three primary distribution channels: employee-brokers and sales professionals, introducing brokers, and online platforms.

Our employee-brokers and sales professionals conduct the majority of our sales and marketing activities. They are primarily responsible for attracting new clients and maintaining existing client relationships by providing a range of services including risk intermediation.

We also obtain clients through relationships with introducing brokers. These brokers are individuals or organizations that have ongoing relationships with their own sets of retail, professional or institutional clients. While introducing brokers may offer clients the typical functions of a broker, they direct their client orders to us for execution and clearing.

We also provide market access, products and services to clients through multiple online trading platforms. These online trading platforms enable our clients to trade a variety of financial products online. In addition to offering our own proprietary online trading platforms, we support major third-party order entry systems.

We serve our clients through sales and trading operations located in three geographic regions: North America, Europe, and the Asia Pacific region. There are a number of countries in which we do not currently maintain offices but conduct a significant amount of business. For example, we are a leading provider of financial risk management products to the Chinese metals industry and service these clients though our offices around the world.

Our global model allows us to provide each of our clients with services that encompass any combination of our products and markets, subject to applicable laws and regulations. We believe that this global presence, combined with our expertise in a wide variety of products, enables us to meet the highly diverse needs of our clients.

Competitive Advantages

We believe we have a number of key competitive strengths that help differentiate us in the marketplace and on which our strategic plan relies:

LEADING POSITION IN LISTED DERIVATIVES MARKETS

We are a leading broker in markets for commodities and listed derivatives markets, measured by the volume of transactions we execute, the number of clients we serve, the client balances we maintain and the extent of our global presence. In addition to our leadership role in the derivatives markets, we also play a growing role in cash markets for fixed income and equities securities.

EXTENSIVE EXPERTISE IN COMMODITIES AND NATURAL RESOURCES

We are consistently ranked as a leader in commodities trading. Our clients value the in-depth industry experience and market knowledge that our brokers, product specialists, traders, and

MF Global 2011 Form 10-K	7

PART I

ITEM 1. BUSINESS

research analysts can share with them. Because our staff is actively involved in so many exchanges, markets, and products, we are constantly expanding the expertise and insights that we can deliver to clients in facilitating their transactions. We are one of 12 designated ring dealing members of the LME, which enables us to offer our clients special trading access and other rights on the LME. We are also an active market participant in both exchange-listed and OTC-traded energy derivatives, and we have consistently been ranked as one of the leading providers by volume of clearing and execution services on both the NYMEX, COMEX and ICE Futures Europe.

PROVEN CLEARING EXPERTISE

We support our client transactions with a well-developed infrastructure for clearing trades. We have leveraged this infrastructure to build an extensive business in clearing trades on behalf of other broker-dealers and market intermediaries. Because our transaction processing operations have massive scale and have been operating for many years, we can deliver these services with a high level of efficiency. Further, we believe that recent regulatory reform within the financial services industry requiring the clearing of a larger variety of products, places a greater premium on these value-added services, while increasing demand.

DESIGNATION AS PRIMARY DEALER

As one of only 20 firms that have been designated primary dealers, we serve as a counterparty to the Federal Reserve Bank of New York in its open-market operations, participate directly in U.S. Treasury auctions, and provide analysis and market intelligence to the Federal Reserve’s trading desks. This status creates significant benefits for our clients because as a primary dealer we can offer a high level of access to U.S. government securities and related markets, and greater liquidity, broader market insights, and enhanced ease of execution. In addition, we believe the designation enhances our reputation as a valued counterparty.

BROAD GLOBAL FOOTPRINT AND DIVERSE PRODUCT OFFERINGS

We offer our clients a single point of access to the world’s most active financial marketplaces through our global distribution network. We operate on four continents and provide access to more than 70 exchanges, enabling clients to readily access a vast array of products within the global derivatives and cash markets. Our global footprint, which provides clients with the ability to seamlessly execute transactions in markets for everything from equities and fixed income to commodities, foreign exchange and the derivative futures and options markets, is substantial by comparison to a number of our competitors.

Clients

We believe that providing risk intermediation services to our diverse range of clients enables us to offer efficient execution across a range of products, markets and regions and that providing market and policy research and commentary to our clients gives them insights useful to their trading or hedging strategies.

CORPORATIONS

Companies rely on us to provide them with access to an array of markets as they seek to manage risk exposures in commodities, foreign exchange, interest rates, or securities. These corporate clients not only include producers and users of various commodities, but also a wide range of other industrial companies seeking price protection on raw materials.

ASSET MANAGERS AND HEDGE FUNDS

Our asset manager and hedge fund clients include managers of large mutual funds, commodity trading advisors (CTAs), commodity pool operators (CPOs), and other investment advisors. As hedge funds and other asset managers have become a significant factor driving demand for sophisticated risk-management products, we have been active in sourcing these products and delivering them to clients.

GOVERNMENT ENTITIES AND SOVEREIGN INSTITUTIONS

We provide a number of government entities, central banks, sovereign wealth funds and multinational official institutions with a range of services, including execution, clearing and settlement, market research and economic analyses.

In February 2011, we were named one of 20 primary dealers to the Federal Reserve Bank of New York. This designation enables us to serve as a counterparty to the Federal Reserve Bank of New York in open-market operations, participate directly in U.S. Treasury auctions, and provide analysis and market intelligence to the Federal Reserve’s trading desks.

BROKER-DEALERS

A number of financial institutions and financial market intermediaries, such as broker-dealers, utilize our execution services to carry out their business and trading strategies. These clients may be taking a view on market movements or relative value on the expectation of generating returns. These clients may also seek to hedge an exposure in order to manage their risks. In either case, we are often the broker of choice for executing their transactions.

We also clear transactions for other broker-dealers who have chosen to outsource this activity and leverage our clearing infrastructure. We offer the expertise and geographic reach to meet their needs.

PROFESSIONAL TRADERS

Professional traders are typically high-volume clients who require an operating platform that facilitates rapid execution at a low cost. This client segment serves an important role in the market by providing order flow, thus adding liquidity to the markets. Professional traders include clients who trade electronically from dedicated facilities built to service their needs, as well as floor traders—individual members of derivatives exchanges who trade for their own account on the floors of exchanges. As floor-based trading has migrated to electronic platforms, floor traders have also transitioned to the use of electronic platforms. By delivering ready access to numerous markets and execution platforms, we provide professional traders with the speed and efficiency required to pursue their trading strategies.

8	MF Global 2011 Form 10-K

PART I

ITEM 1. BUSINESS

RETAIL

Through internal initiatives and a series of acquisitions, we have developed a significant retail business. Our retail clients include many high-net-worth individuals who have trading and investment accounts to facilitate investment, speculation and hedging activities related to the management of their portfolios. Our individual investor clients also include accounts managed on behalf of the account owner by a third party, such as a broker or investment advisor. Additionally, some of our retail business is generated through a network of introducing brokers, who direct futures and options order flows from individual investors to us for execution and clearing.

Competition

The business of serving as a broker and dealer for derivatives and securities is very fragmented and highly competitive, and we believe competition will continue to intensify. We compete for clients on the basis of our client service, our range of product offerings, the level and nature of our fees and the speed and quality of our execution as well as the quality of our research and market expertise.

Although no single competitor operates in all of our markets, we compete with several large firms around the world. Within our broker-dealer activities, we compete with mid-sized investment banks such as Jefferies and the broker Newedge in many of our markets. In addition, affiliates and divisions of the largest commercial and investment banks, including Bank of America, Citigroup, Goldman Sachs, JP Morgan, UBS and other major multi-national banks compete with our brokerage and dealing services in certain markets. Our competitors within clearing services include Cantor Fitzgerald and ING. There are also a growing number of online trading platforms that compete directly with our retail and trading operations in a range of markets, such as Interactive Brokers. As our strategy is implemented, we expect that we will face many of our existing, as well as new competitors in the new lines of business we plan to enter into, such as investment banking and asset management. Although our strategy contemplates that we will eventually become an investment bank, we cannot guarantee that we will be able to compete more effectively with the investment banks that we now compete against or that we can capitalize on any of the synergies that investment banks are commonly assumed to have.

Our competitive landscape is also being altered by the impact of recent regulatory changes. Many financial institutions have sought to de-leverage and reduce proprietary risk on their balance sheets, creating opportunities for us and other firms to compete and meet outstanding demand for our products and services.

We believe that this reduction of risk, along with consolidation in the financial services industry, has created an opportunity for the emergence of a global investment bank that can service many of the smaller and mid-sized clients that are currently underserved by larger firms.

We believe that the net impact of developments in global markets has been to create opportunities for us because we can offer clients efficient access to more products, markets, and regions on a basis that continues to compare favorably with those that our competitors are willing and able to offer.

Risk Management

We believe that effective risk management is critical to the success of our business and is the responsibility of all of our employees. All of our employees are risk managers. Employees are expected and encouraged to escalate incidents and any matters of concern to management and to our compliance and risk departments in order to effectively manage risk. Consequently, we have established—and continue to evolve and improve—a global enterprise wide risk management framework that is intended to manage all aspects of our risks. The risk-management framework is designed to establish a global, robust risk-management environment through a strong governance structure that (i) defines roles and responsibilities, (ii) delegates authority for risk control and risk taking to specific businesses and risk managers, and (iii) documents approved methodologies for the identification, measurement, control and mitigation of risk.

We seek to identify, assess, measure, monitor and limit market, credit and operational risks across our businesses. Business areas, pursuant to delegated authority, have primary responsibility for risk management by balancing our ability to profit from our revenue-generating activities with our exposure to potential losses. Working with the business areas, the Risk department serves as an advisor and facilitates operation within established risk tolerances while seeking to provide acceptable risk-adjusted returns in a controlled manner. Risk-department teams also regularly communicate with our regional officers and to local decision-making bodies to allow us to react rapidly to address any developing risks.

Our Chief Risk Officer, who reports to our President and Chief Operating Officer, leads the risk department and monitors and reports on our risk matters, including regular reports to our Board of Directors and Audit and Risk Committee. The Chief Risk Officer promotes company-wide adherence to MF Global’s enterprise risk management framework and has global responsibility for monitoring and facilitating control of market, credit and operational risks.

Senior management takes an active role in the risk management process and expects employees to understand and comply with their delegated risk responsibilities, relevant risk policies, and compliance requirements. Additionally, employees are expected and encouraged to escalate risk incidents and any matters of concern to management in accordance with our internal escalation policy to promote timely risk-mitigation action by the appropriate personnel.

Reports detail global risk exposures and escalate risks that exceed defined thresholds. Our risk reporting process is designed to enable us to assess the levels of risk present throughout our operating environment and to take any necessary remedial action in a timely manner. As part of this reporting process, risk reports detailing global risk exposures and escalating risks that exceed defined thresholds are regularly generated.

See also “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

MF Global 2011 Form 10-K	9

PART I

ITEM 1. BUSINESS

Technology Systems and Business Continuity

We operate our business using a series of integrated platforms, enabling us to offer our products across an array of markets to clients located around the world. These platforms employ several principal trade processing systems, each with multiple points of access. Automated connectivity among the core segments of our processing platform enables us to execute and clear cross-border client trades on a global basis both directly and through omnibus accounts maintained between our operating subsidiaries. In each case, we have long-term licensing agreements for the continued use of these industry-leading technologies, which enable us to run our operations effectively without having to incur additional costs to develop proprietary technology. We also employ complementary systems in other products such as cash securities.

The security and integrity of our processing and other support systems are of great importance to our business. We regularly maintain and test our business-critical systems, and we are continually working to enhance our remote back-up and disaster recovery systems.

Regulation and Exchange Memberships

We have a long history of operating in a highly regulated industry. Our business activities are extensively regulated by a number of U.S. and foreign regulatory agencies and exchanges. These regulatory bodies and exchanges are charged with protecting investors by imposing requirements relating typically to capital adequacy, licensing of personnel, conduct of business, protection of client assets, record-keeping, trade-reporting and other matters. They have broad powers to monitor compliance and punish non-compliance with their rules. If we fail to comply with applicable regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of our business, removal of personnel, civil and criminal litigation, revocation of operating licenses or other sanctions. Furthermore, new regulations, changes in current regulations as well as changes in the interpretation or enforcement of existing laws or rules in the United States, United Kingdom or elsewhere, may affect our business and operations and the policies and procedures we follow.

Minimum capital requirements are a significant part of the regulatory framework in which we operate. We are subject to stringent minimum capital requirements in the United States, the United Kingdom and several other jurisdictions. These rules, which specify the minimum amounts of capital that we must have available to support our clients and our own open trading positions, including the amount of assets we must maintain in relatively liquid form, are designed to measure general financial integrity and liquidity. Compliance with minimum capital requirements may limit our operations, or limit our ability to implement our strategic plan, if we cannot maintain the required levels of capital, or if we cannot increase them following changes in regulation. Moreover, any change in these rules or the imposition of new rules affecting the scope, coverage, calculation or amount of capital we are required to maintain could restrict our ability to operate our business and adversely affect our operations. We currently maintain regulatory capital in excess of all applicable requirements.

From time to time, we receive inquiries or requests from our regulators (for example, the Commodity Futures Trading Commission or the Financial Services Authority) which require us to undertake compliance reviews and/or remedial action with respect to our policies and procedures.

10	MF Global 2011 Form 10-K

PART I

ITEM 1. BUSINESS

SECURITIES AND FUTURES REGULATION

The principal geographic regions in which we operate and the primary regulators, self-regulatory organizations and exchanges that have supervisory authority over us in those regions include:

Country/Region	Principal Regulators and Self-Regulatory Organizations	Principal Exchanges and Clearinghouses

United States	Commodity Futures Trading Commission Securities and Exchange Commission National Futures Association Financial Industry Regulatory Authority Chicago Board Options Exchange Chicago Mercantile Exchange

New York Stock Exchange

NYSE Amex

BATS Exchange

Fixed Income Clearing Corporation

The Depository Trust & Clearing Corporation

CME Group (Chicago Mercantile Exchange/

Chicago Board of Trade/ New York Mercantile Exchange, Commodity Exchange)

IntercontinentalExchange

ICE Futures U.S.

International Securities Exchange

Chicago Board Options Exchange

Options Clearing Corporation

Boston Options Exchange

NASDAQ

NYSE Arca

Canada	Investment Industry Regulatory Organization of Canada	Bourse de Montréal Toronto Stock Exchange TSX Venture Exchange ICE Futures Canada, Inc. ICE Clear Canada, Inc. CDS Clearing and Depository Services Inc. Canadian Derivatives Clearing Corporation

Europe	Financial Services Authority	Eurex Euronext.liffe ICE Futures London Metal Exchange London Stock Exchange LCH.Clearnet

India	Forward Markets Commission Securities and Exchange Board of India	Multi Commodity Exchange National Commodities & Derivatives Exchange National Stock Exchange Bombay Stock Exchange MCX Stock Exchange

Singapore	Monetary Authority of Singapore	Singapore Exchange Ltd.

Australia	Australian Securities & Investments Commission	Australian Securities Exchange

Hong Kong	Securities and Futures Commission	Hong Kong Futures Exchange Hong Kong Stock Exchange

Japan

Financial Services Agency (Kanto Local Finance Bureau)

Securities and Exchange Surveillance Commission

Ministry of Economy, Trade and Industry

Ministry of Agriculture, Forestry and Fisheries

Japan Securities Dealers Association

The Financial Futures Association of Japan

The Commodity Futures Association of Japan

Tokyo Stock Exchange Osaka Securities Exchange

Taiwan	Securities and Futures Bureau	Taiwan Futures Exchange

U.A.E. (Dubai)	Dubai Financial Services Authority Emirates Securities and Commodities Authority Dubai Multi Commodities Centre	Dubai Gold & Commodities Exchange

In addition to those rules and regulations that are imposed by the various regulators, self-regulatory organizations and exchanges, the U.S. federal and state governments as well as non-U.S. governments have imposed a number of other regulations with which we must comply.

MF Global 2011 Form 10-K	11

PART I

ITEM 1. BUSINESS

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

Certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage

Available Information

Our website can be found at www.mfglobal.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. Through our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, our proxy statements on Schedule 14A, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and amendments to those reports, filed or furnished pursuant to the Securities Exchange Act of 1934, as amended. In addition, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information regarding the company that we file electronically with the SEC at http://www.sec.gov.

Information relating to our corporate governance is also available on our website, including our Corporate Governance Guidelines, committee charters and our Code of Business Conduct and Ethics governing our directors, officers and all employees.

12	MF Global 2011 Form 10-K

PART I

ITEM 1. BUSINESS

Executive officers of MF Global

SET FORTH BELOW IS INFORMATION REGARDING OUR EXECUTIVE OFFICERS AS OF MAY 20, 2011:

Name	Age	Position
Jon S. Corzine	64	Chairman and Chief Executive Officer
Bradley I. Abelow	52	President and Chief Operating Officer
Michael C. Blomfield	40	Managing Director, Asia Pacific
Thomas F. Connolly	53	Global Head of Human Resources
Laurie R. Ferber	58	General Counsel
J. Randy MacDonald	55	Global Head of Retail
Richard M. Moore	49	Managing Director, Europe
Henri J. Steenkamp	35	Chief Financial Officer
Michael G. Stockman	54	Chief Risk Officer

Executive officers are appointed by and serve at the pleasure of our board of directors. A brief biography of each person who serves as an executive officer is set forth below.

JON S. CORZINE.    Mr. Corzine is our Chairman and Chief Executive Officer. Before joining MF Global in March 2010, Mr. Corzine most recently served as New Jersey’s 54th governor from January 2006 until January 2010. Prior to that time, he was elected to represent New Jersey in the United States Senate from January 2001 until January 2006. During his tenure as a United States Senator, Mr. Corzine served on the Senate Banking, Budget, Energy and Natural Resources, and Intelligence Committees. Prior to serving in the United States Senate, Mr. Corzine was the Chairman and Senior Partner of The Goldman Sachs Group, L.P. from December 1994 to June 1998 and Co-Chairman and Co-Chief Executive Officer of The Goldman Sachs Group, L.P. from June 1998 to January 1999. Mr. Corzine began his career at Goldman Sachs as a bond trader in 1975. Mr. Corzine is also an operating partner and advisor at J.C. Flowers & Co. LLC (“JCF”), which is an affiliate of one of our largest shareholders. He holds the title of John L. Weinberg/Goldman, Sachs & Co. Visiting Professor at Princeton University’s Woodrow Wilson School of Public and International Affairs for the 2010-2011 academic year.

BRADLEY I. ABELOW.    Mr. Abelow is our President and Chief Operating Officer. He joined our company in September of 2010 as our Chief Operating Officer and in March 2011, he assumed the additional position as our President. He oversees the day-to-day execution of MF Global’s strategy and holds direct responsibility for risk, operations, client services, human resources, information technology, procurement and real estate activities for all MF Global entities in 11 countries around the world. Prior to joining MF Global, Mr. Abelow was a founding partner of NewWorld Capital Group, a private equity firm investing in businesses active in environmental opportunities, such as alternative energy, energy efficiency, waste and water treatment, and environmental services. Before co-founding NewWorld, he was chief of staff to Mr. Corzine during Mr. Corzine’s tenure as governor of the state of New Jersey. Prior to that, Mr. Abelow served as treasurer of the state of New Jersey. Mr. Abelow also previously was a partner and managing director of The Goldman Sachs Group, where he managed the firm’s operations division, responsible for the global processing and corporate services functions of the firm. Earlier, he was responsible for Goldman Sachs’ operations, technology, risk and finance functions in Asia, based in Hong Kong.

MICHAEL C. BLOMFIELD.    Mr. Blomfield is our Managing Director of Asia Pacific. In this role, Mr. Blomfield is responsible for developing and leading the firm’s Asian growth strategy as well as overall responsibility for business activities in the region. He joined MF Global in November 2010. Mr. Blomfield has nearly two decades of experience in financial services including banking, equities, and derivatives-related activities. He was formerly head of Commonwealth Bank of Australia’s (CBA) CommSec (Australia’s largest retail brokerage), head of CBA’s Equities Division, and most recently the chief executive officer of Dendiri Advisory Pty Ltd., a consulting practice providing buy-side mergers and acquisitions and strategy advice to financial services businesses primarily in China and Indonesia. He is a former director of the Australian Securities and Derivatives Industry Association (now named the Australian Stockbrokers’ Association).

THOMAS F. CONNOLLY.    Mr. Connolly is our Head of Human Resources. Before joining our company in January 2009, he served as a senior vice president of human resources operations at Lehman Brothers from 2007 through 2009. From 2004 through 2007, he served as vice president, compensation and international benefits at The Hartford Financial Services Group, and from 1998 through 2003, he served as Managing Director, Human Resources at UBS. He has also held various human resources management positions at Aetna, Citicorp and Goldman Sachs. Mr. Connolly received a B.A. from the University of Connecticut, an M.S. from the Stevens Institute of Technology, and an M.B.A. from New York University’s – Stern School of Business.

LAURIE R. FERBER.    Ms. Ferber is our General Counsel and is responsible for our legal and compliance functions, has operational and administrative responsibility for our internal audit function, and is also responsible for our regulatory relationships. Prior to joining MF Global in 2009, Ms. Ferber was general counsel and chief regulatory officer for International Derivatives Clearing Group (IDCG). She began her more than 20 year career at Goldman Sachs in 1987 as general counsel of J. Aron & Company and then as co-general counsel of the Fixed Income, Currency and Commodities Division. Beginning in 2000, Ms. Ferber held a number of business roles, including in new business development and launching and running the economic derivatives business, and also served as chief of staff for the Business Selection and Conflicts group. Prior to joining Goldman Sachs, Ms. Ferber was general counsel of Drexel Burnham Lambert Trading Corp. and also traded energy products. She began her legal career in 1980 as an associate at Skadden, Arps, Slate, Meagher & Flom, and then at Schulte, Roth & Zabel. Ms. Ferber earned her J.D. from New York University School of Law where she serves on the Board of Trustees. She currently serves as a director of the Futures Industry Association and on the Board of Trustees of the Institute for Financial Markets, and is a member of the Lincoln Center Business Council.

MF Global 2011 Form 10-K	13

PART I

ITEM 1. BUSINESS

J. RANDY MACDONALD.    Mr. MacDonald is our Head of Retail. He leads the company’s global retail business and is responsible for leveraging the firm’s broad geographic reach and substantial product offering to deliver value to retail clients around the world. Mr. MacDonald joined the company in April 2008 and served as Chief Financial Officer for three years, overseeing the company’s financial operations, including finance, tax, treasury, marketing, investor relations and corporate communications, and prior to Mr. Abelow joining our company in September 2010, also overseeing corporate strategy, human resources, procurement and facilities management. From May 2006 to July 2008, Mr. MacDonald served as a director on the board for GFI Group. He was on the Audit and Compensation committees. Before joining MF Global, Mr. MacDonald held a number of positions at TD Ameritrade Holding Corp. from 2000 to 2007. Over the course of his seven-year tenure at TD Ameritrade, Mr. MacDonald served as executive vice president, chief financial officer and treasurer, chief administrative officer and chief operating officer. He retired from TD Ameritrade in April 2007. Prior to joining TD Ameritrade, Mr. MacDonald was chief financial officer of Investment Technology Group, Inc., a public company that specializes in agency brokerage and technology. From 1989 to 1994, Mr. MacDonald was a vice president and group manager for Salomon Brothers. Earlier in his career, Mr. MacDonald was an audit senior manager at Deloitte & Touche focused on commercial banking, real estate joint ventures and financial services. He began his career at Ernst & Young performing financial audits with a focus on international operations. Mr. MacDonald holds a Bachelor of Science degree in Accounting from Boston College.

RICHARD W. MOORE.    Mr. Moore is our Managing Director of Europe. He was appointed to the role in April 2011 and is responsible for developing the firm’s pan-European growth strategy, as well as overseeing business activities in the region. Mr. Moore has spent more than 25 years in the financial services industry. Beginning his career at Citigroup in 1986, he held various trading and management roles. In 1998, Mr. Moore became Citigroup’s European head of foreign exchange and went on to become global head of rates and currencies, before being appointed head of fixed income, Europe, Middle East and Africa in 2007. From 2009 to 2011 Mr. Moore served as a senior advisor for Storm Harbour, a financial services partnership focused on the fixed income markets. He has sat on several board and committee appointments, including as a non-executive director at Standard & Poor’s and a member of the Bank of England’s Fixed Income Liaison Committee and the London Foreign Exchange Joint Standing Committee.

HENRI J. STEENKAMP.    Mr. Steenkamp is our Chief Financial Officer. He oversees the company’s financial operations, including treasury, accounting and all global financial control and reporting functions. He is responsible for aligning MF Global’s finance and capital structures to support the firm’s strategy. Prior to assuming the role of chief financial officer in April 2011, Mr. Steenkamp held the position of chief accounting officer and global controller for four years. He joined the company, then Man Financial, in 2006 as vice president of External Reporting. With a specialization in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards and capital markets transactions, he played an instrumental role in preparing the company for its initial public offering in July 2007. Before joining MF Global, Mr. Steenkamp spent eight years with PricewaterhouseCoopers (“PwC”) including four years in Transaction Services in the company’s New York office, managing a variety of capital-raising transactions on a global basis. He focused primarily on the SEC registration and filing process as well as technical accounting. He spent four years with PwC in South Africa, where he served as an auditor primarily for SEC registrants and assisted South African companies as they went public in the U.S. Mr. Steenkamp is a chartered accountant and holds an honors degree in Finance.

MICHAEL G. STOCKMAN.    Mr. Stockman is our Chief Risk Officer. He joined the firm in January 2011 and oversees management of the firm’s global risk department including market, credit, and operational risk. Mr. Stockman has more than 25 years of domestic and global experience in risk management, trading, and capital markets. Prior to joining MF Global, Mr. Stockman helped build a risk management and capital markets advisory practice including a quantitative real estate solutions business, initially in a joint venture with State Street Global Markets, at financial services boutique CQ Solutions, LLC. From 1995 to 2008, he held several senior positions at UBS Investment Bank, including as chief risk officer for the Americas and as a managing director in the fixed income, currencies, and commodities divisions. Prior to joining UBS, he held senior mortgage and asset-backed trading positions at Morgan Stanley and Goldman Sachs and began his career in mortgage trading at Salomon Brothers. Additionally, while serving as a visiting scholar at the Tuck School of Business at Dartmouth College, he co-authored a paper on the credit crisis that included risk management insights and recommendations to avoid the next crisis. Mr. Stockman has a Master of Business Administration from the Tuck School of Business at Dartmouth College, a Master of Science degree in Mechanical Engineering from the University of Colorado, and a Bachelor of Science degree in Mechanical Engineering from Union College.

ITEM 1A. RISK FACTORS

We face risks in operating our business, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition and operating results. We present these risks according to the following categories: Risks related to Our Business and Industry;

Risks related to Our Capital Needs and Financial Position; Risks related to Regulation and Litigation; and Risks related to Our Operations and Technology.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Failure to successfully implement our strategic plans could adversely affect our business.

Our management team and board of directors have developed a multi-year strategic plan to evolve and transition, in the long term, our business from primarily a broker to a commodities and capital markets-focused investment bank. This is a multi-year strategy and we may not benefit from the strategy immediately. Further, there can be no assurance that we will implement our strategy in the timeframe that we project, or in the manner that we describe. Although we believe that the implementation of this strategy should result in diversifying our revenue and

14	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

increasing our profitability in the long term, the implementation of our plan could in the near and medium term adversely affect certain aspects of our business and may delay our return to profitability. As we execute our strategy, our risk profile will change, and we may need to develop or enhance, among other things, our information technology systems, risk management systems and controls, including hiring associated personnel, which may result in higher costs.

The development and transition of our business in accordance with our strategy may be disruptive and could adversely affect our business, operations and employees in a number of ways, including:

•	delays in decision-making and issue resolution as we reorganize our business lines and staff to execute our strategy and as new structures and formal processes are implemented;
•

failure to retain key personnel or an increase in general employee turn-over resulting from any dislocation associated with the transition to a more sales-driven culture or a new organizational structure or from employee disagreement with the direction of our company;

•	failure to attract new employees because of the uncertainties associated with the on-going implementation of our strategic plan; and
•	diversion of our management’s and employees’ attention from operations and other business concerns while executing our new strategy and adjusting to the new organizational structure.

We also expect that, as we implement our strategic plan, our exposure to market, credit and operational risk will increase as we expand our principal trading activities relating to client facilitation, market-making and proprietary activities. Among other things, these developments may lead to greater uncertainty and volatility in our results of operations and require us to increase our capital.

We have already incurred severance expenses and are likely to incur other charges in connection with the strategic plan and other expenses and charges may be incurred, but we are unable at this time to estimate the likelihood, timing or the amount of those charges and expenses. These charges and expenses may be significant and could materially adversely impact our financial performance as we implement our strategic plan. Furthermore, as we transition to a commodities and capital markets-focused investment bank, we will likely require additional capital to execute our strategic plan. If our access to capital becomes constrained or the cost or amounts of capital required becomes unreasonably high, whether due to our credit rating, the constraints imposed upon us by our existing creditors or counterparties, prevailing industry conditions or regulatory changes, the volatility of the capital markets, or other factors, then the implementation of our strategic plan could be adversely affected. To the extent that we raise additional equity capital, our existing shareholders would likely be diluted. In addition, aspects of the planned expansion of our business under our strategic plan may also be subject to regulatory review and approval, and regulators, including our current regulators, may request, or regulatory provisions may require, that we enhance our infrastructure, increase our capital, or place other restrictions as a condition to the expansion of our business.

As part of our strategic plan, we expect to grow organically in areas where we have strength or a competitive advantage. If we expand our operations too rapidly or otherwise beyond our ability to manage them effectively, we could encounter serious operational issues and expose ourselves to increased operational and regulatory risk. For example, we may lack sufficient personnel with the requisite expertise or skills to manage or oversee new products or businesses. Organic growth may also impair our ability to manage risk and ensure regulatory compliance, which may result in financial loss, regulatory violations, or reputational harm any of which could adversely affect our business, operating results, or financial condition.

Our business may be materially affected by market conditions and by global and economic conditions and other factors beyond our control, including overall slowdowns in securities trading.

We generate revenues principally from commissions from execution and clearing services, principal transactions and net interest income earned on cash balances in certain of our clients’ accounts as well as interest related to our fixed income and principal transaction activities. These revenue sources are dependent on a combination of factors beyond our control including the level of trading volumes, interest rates, credit spreads, and market liquidity. In addition, like other brokerage and financial services firms, our results of operations in the past have been, and in the future may continue to be, materially affected by many other factors (and many of which are beyond our control), including one or a combination of the following:

•	the effect of political and economic conditions and geopolitical events, including changes in government monetary policy;
•	the effect of market conditions, particularly in the global commodities, fixed income, equity and credit markets;
•	changes in customer trading demand and speculative trading activities in the markets;
•	the financial strength of market participants;
•	the impact of current, pending and future legislation (including the Dodd-Frank Act), regulation (including capital requirements), and legal actions in the U.S. and worldwide;
•	introduction of new products or new market entrants;
•	the level and volatility of equity, fixed income and commodity prices and interest rates,
•	currency values and other market indices;
•	the availability and cost of both credit and capital both for us and our counterparties;
•	the credit ratings assigned to our unsecured short-term and long-term debt;
•	investor sentiment and confidence in the financial markets;
•	our reputation;
•	inflation, natural disasters, and acts of war or terrorism; and
•	the actions and initiatives of current and potential competitors and technological changes.

In addition, legislative, legal and regulatory developments related to our current and future businesses, are likely to increase costs, thereby affecting our results of operations. These factors also may have an impact on our ability to achieve our strategic objectives.

Reduced trading volumes could hurt our business.

During fiscal 2011, we derived approximately 64.2% of our total revenues, and approximately 70.4% of our revenues, net of interest and transaction-based expenses, from executing and clearing client trades. This revenue source is dependent on client trading volumes. A decrease in trading volumes or market liquidity could adversely affect our business and profitability.

MF Global 2011 Form 10-K	15

PART I

ITEM 1A. RISK FACTORS

The volume of transactions our clients execute or clear with us and the revenue we generate from interest income is directly affected by a number of U.S. and international market factors described under the risk factor “Our business may be materially affected by market conditions and by global and economic conditions and other factors beyond our control, including overall slowdowns in securities trading.”

For example, starting in calendar year 2008, the global financial services industry and the securities and futures markets experienced significant, adverse conditions, including a substantial contraction of credit, significantly increased volatility, outflows of customer assets and investments, losses resulting from declining asset values, defaults on securities and loans and substantially reduced liquidity. Many of the firms that have been adversely affected by the financial crisis were or are our clients or our counterparties. As a result of these events, we believe that many of our clients and counterparties decreased their trading volume and risk exposure, which decreased our revenue and adversely affected our financial performance.

Factors affecting trading volume are complex and historical precedent may not necessarily be meaningful. For example, historically, trading volume on U.S. derivatives exchanges tend to increase during periods of uncertainty due to increased hedging activity and the desire to manage the risks associated with, or to speculate on, volatility in the financial markets (including the fixed income and commodities markets) and fluctuations in interest rates. However, during the recent economic downturn, we experienced significant decreases in trading volume starting in 2008, which we believe was due primarily to our clients and other market participants decreasing risk exposure and the lack of available capital.

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

Interest income earned in connection with collateralized financing transactions, which include resale agreements and securities lending transactions we enter into in conjunction with our principal transactions, depends on credit spreads and the difference between the interest rates we pay to our clients on their cash collateral and the interest rates we receive from investing that collateral. Our revenue from this source also depends in part upon the volume of collateralized financing arrangements that we transact, which in turn is affected by the factors described under the risk factor “Our business may be materially affected by market conditions and by global and economic conditions and other factors beyond our control, including overall slowdowns in securities trading.”

Continued low interest rates in the U.S. could hurt our business.

Before the financial crisis in 2008, we derived a significant portion of our total revenue from interest income and revenues, net of interest and transaction-based expenses from net interest income. In response to the financial crisis, interest rates declined precipitously and as a result, our interest income also declined significantly. Revenues that we derive from interest income are affected by the level of interest rates, as we generate revenue from net interest earned on the investment of the margin funds used for futures and derivatives trading as well as other cash that our clients place with us. Our interest income is also directly affected by the spread between the interest rates we pay our clients on their cash balances and the interest rates we earn from re-investing their cash balances. While these spreads have remained within a relatively constant range over time, they can widen or narrow when interest rate trends change. In addition, a portion of our interest income relates to client balances on which we do not pay interest, and thus in these cases, interest income directly depends on the absolute level of interest rates, rather than on the spread of interest that determines most of our interest income. As a result, because the majority of our client margin funds are located in the U.S. and the use of which is regulated by U.S. law, our interest income may decline or remain at current depressed levels if interest rates in the U.S. persist at their current low levels. As a general matter, our financial performance benefits from higher interest rate environments, which typically increase our net interest income, and is negatively affected when short- term interest rates are low (as has been the case over the past several years), because those environments reduce our interest income. Our net interest income may also decline if clients reduce surplus margin balances they hold with us, either because they are removing excess cash or reducing their trading activity in the wider market generally (for example, during the financial crisis in 2008) or with us specifically. As a result of the continued low interest rate environment over the past few years, our interest income has substantially decreased, which has adversely impacted our financial results, and if interest rates remain at low levels, our business could continue to be adversely affected, we may be unable to be as profitable as we were before the financial crisis, and our return to profitability would likely be delayed.

Fluctuations in interest rates are caused by many of the factors identified above as well as others. Any significant narrowing in short-term interest rate spreads or overall levels could have a material adverse effect on our business and operating results.

Our principal transactions and investments related to our treasury operations expose us to market and issuer risk.

Our principal transactions incurred through our normal business activities, as well as investments related to our treasury operations, expose us to market risk and issuer risk, either of which could result in losses that adversely affect our business and results of operations. Market risk refers to the risk that a change in the level of one or more market prices of commodities or securities, currency exchange rates, interest rates, credit spreads, yield curves, mortgage repayment rates, indices, implied volatilities (i.e. the price volatility of the underlying instrument imputed from option prices), correlations or other market factors, such as liquidity, will result in losses for a position or portfolio. Other elements that we include within the definition of market risk include the risk of price movements on securities and other obligations in tradable form resulting from general credit or country risk factors or events specific to individual issuers. Issuer risk refers to the risk of loss on securities and other obligations in tradable form, arising from credit-related and other events specific to the issuer and, ultimately, default and insolvency of the issuer or debtor.

Principal transactions incurred through our normal business activities arise when we act as principal in connection with our market making activities or when we facilitate client business. Principal transactions also include proprietary positions that we take in fixed income and related interest rate products, equities,

16	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

foreign exchange and commodities to monetize our views on future movements in market prices and volatilities in commodities, securities and other instruments and products, which may be affected by, among other things, changes in credit spreads, potential rating changes, and possibility of issuer default. These future movements and events can differ substantially from our expectations (as well as, among other things, any instrument correlations or market conditions that we believed to be existent) and therefore result in substantial losses. For example, in 2010, concerns were raised about certain European countries, including Italy, Spain, Belgium, Portugal and Ireland, regarding perceived weaknesses in their economic and fiscal condition, and the extent to which such weaknesses might affect other economies as well as financial institutions such as ours, which did business with these countries or invested in securities issued by them. For a discussion of these risks, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”. Changes in regulatory and tax rules can also change the expected profitability or outcome of these trades, and in the worst case result in losses. These changes can even be applied retroactively. Additionally, regulatory, liquidity and other capital restrictions may also force us to exit certain positions prematurely, or in adverse market conditions, resulting in significant losses.

Because our treasury operations involves the management of our capital, including investments made for cash and asset-liability management, we consider these investments to be principal transactions, although much of the revenue recognized in connection with these transactions is presented in our financial statements as interest earned. In connection with our treasury operations we may, at our discretion, take positions for asset-liability management, including yield enhancement and investments made in our held-to-maturity portfolio, and to hedge our exposure to changes in foreign currency exchange rates and interest rate risks arising from the global character and financial focus of our operations. These transactions expose us to various market risks, including those from interest rate movements, currency rate changes, credit spread changes, issuer rating changes and possibility of issuer default. Because of the limitations and uncertainties inherent in hedging strategies, our exposure to market risk from these transactions may not be fully offset or may not always be fully known.

Although we try to manage our market risk and issuer risk by, where appropriate, diversifying our exposures, controlling position sizes (i.e. limiting concentration risk), and establishing hedges in related securities or derivatives, market fluctuations that are different than what we expect, including changes in instrument correlations or market correlations, could result in us incurring substantial losses. Principal transactions may also expose us to concentration risk, as discussed below under “Concentration of credit and market risk could expose us to potentially significant losses.” Furthermore, to the extent that we may not be able to efficiently or advantageously hedge or reverse our principal transaction positions from our market making activities, client facilitation activities, or otherwise, or to the extent that such principal transactions remain unhedged, our capital will be exposed to risk of loss. For more information about our market risk and risk management methods, see disclosures set forth under “Item 1 – Business—Risk Management”, of this Form 10-K and under “Item 7A. Qualitative and Quantitative Disclosure about Market Risk—Market Risk”.

Historically, our trading activities have largely been limited to effecting client transactions as a broker, involving minimal principal exposure of generally short duration. As we implement our new strategic plan, we expect to increase our principal trading activities significantly, in connection with facilitating our clients’ transactions, our market-making and our proprietary activities and investing, and as a result, our exposure to market risk and trading losses will increase. Although we expect to increasingly recognize trading income as part of our ongoing activity for our clients and to continue monetizing our market views with unhedged principal transactions, there can be no assurance that we can increase the level of this activity or that it will be profitable. Because of the market risk and issuer risk that we face, we may incur significant losses at any time with respect to any of our principal transactions, including those executed for client facilitation and market making, proprietary activities, or asset-liability management; and particularly in the event of severe market stress.

Many of our principal transactions depend on external funding and financing and we also depend on third parties to monetize our gains from principal trading.

Our ability to earn the returns that we expect in connection with our principal transactions, including our proprietary activities, depends on our ability to fund and finance these transactions through internal and external sources. We also depend on other counterparties to provide us with the liquidity and opportunity to enter, maintain and exit these transactions. To the extent such funding and financing resources become too expensive, unavailable or capital intensive, we may be forced to exit prematurely or in adverse market conditions, which could result in substantial losses.

Similarly, if the market experiences a decrease in availability of liquidity to enter, maintain or exit these transactions, we may find it difficult to monetize our gains. Events that would affect the funding or financing of our proprietary transactions include systemic events in the market such as, but not limited to; deterioration of broader market conditions or a global contraction of liquidity as occurred starting in 2007, as well as events unique to MF Global such as, but not limited to, a rating down-grade. In either case both funding and liquidity restrictions can result in significant losses for the firm. For example, as of March 31, 2011, we maintained an inventory of European sovereign indebtedness, which we financed using repo-to-maturity transactions; to the extent that the value of these investments decreased due to a ratings change with respect to the issuer’s long term indebtedness, we would likely be required to furnish additional margin to our counterparty.

Collateralized financing arrangements used in connection with proprietary activities expose our company to issuer default and liquidity risk.

To the extent that we have financed a position through a collateralized financing arrangement with a counterparty (for example, by means of a repurchase transaction), our counterparty will often have the right to require us, at any time during the term of the repurchase agreement, to meet margin calls resulting from decreases in the market value of the collateral that we post for financing. Accordingly, repurchase agreements and other similar financing tools create liquidity risk for us because if the value of the collateral underlying the repurchase agreement decreases, whether because of market conditions or because there are issuer-specific concerns with respect to the collateral, we will be required to post additional margin, which we may not readily have. If the value of the

MF Global 2011 Form 10-K	17

PART I

ITEM 1A. RISK FACTORS

collateral was permanently impaired (for example, if the issuer of the collateral defaults on its obligations), we would be required to repurchase the collateral at full value upon the expiration of the repurchase agreement, causing us to recognize a loss, which could be significant.

Our business exposes us to significant client, issuer and counterparty credit risks.

Credit risk arises from the possibility that we may suffer losses due to the failure of clients and counterparties to satisfy their financial obligations to us at all or in a timely manner. We are subject to credit risk in connection with many of our business activities and we may be materially and adversely affected in the event of a default by our clients or counterparties. Credit risks we face include, among others:

•

exposure to financial institutions, clearing organizations, custodians, exchanges and other counterparties with whom we place both our own funds or securities and those of our clients, including the posting of margins; exposure to counterparties with whom we have resale or repurchase agreements or securities borrowing and lending activities;

•

exposure to counterparties, including clients, that are unable or unwilling to meet their additional margin obligations due to losses arising from adverse market moves or where clients’ posted margin is insufficient to satisfy a debit;

•

failing to monitor client positions and accurately evaluate risk exposures, leading to our failure to require clients to post adequate initial margins or increase margins as necessary to keep pace with market movements and subsequent account deficits;

•	exposure to clients and counterparties to whom we extend secured, unsecured and risk-based financing lines to cover initial and variation margin;
•	exposure to clients with whom we trade on an OTC basis for OTC transactions that are not fully collateralized;
•

exposure to clients and counterparties through clearing and settlement operations, and market risk exposure due to delayed or failed settlement, which, if not corrected, could become our responsibility as a clearing broker, or which could cause us losses if we were the counterparty and principal;

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

For more information about our credit risk and risk management methods, see disclosures set forth under “Item 1 – Business—Risk Management” in PART I, ITEM 1. BUSINESS, of this Form 10-K.

Concentration of credit and market risk could expose us to potentially significant losses.

Credit concentration risk is the risk arising from a large exposure to a single client or counterparty, exposure to a group of connected clients or counterparties, or multiple exposures to a group of unrelated clients or counterparties whose risk of default is driven by common factors—for example, a similar business, industry, geographical location or product exposure. Although we monitor client and counterparty concentrations, our efforts to mitigate concentration risks may not be successful and we may become exposed to potentially significant losses.

Market concentration risk is the risk arising from large exposures to a single financial instrument or market, group of related financial instruments or markets, or group of unrelated financial instruments or markets whose risk is driven by common factors. We may from time to time (and currently do) hold large position concentrations in a single issuer (which include sovereign issuers) or industry sector within our proprietary and principal portfolios, including those that may have been acquired for asset-liability management purposes. Maintaining this inventory exposes us to potentially higher market risk and associated losses than would occur if our positions were less concentrated. To the extent that we borrow money or otherwise finance our purchases of these securities and other instruments, our exposure to potential losses would likely be greater than our initial investment or the collateral that we have posted to secure the financing. Successful management of concentrated positions depends upon:

•	our ability to finance and fund the transactions through internal or external means;
•	the ability to meet regulatory capital and margin requirements;
•	our ability to assess the risk and return of market and default risks;
•	market interaction and general market conditions;
•	the skills and quality of our trading personnel;

18	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

•	the effectiveness of our hedging strategies and risk management processes;
•	the price volatility of the specific securities or other instruments held in inventory; and
•	the availability and allocation of capital.

We cannot guarantee that we will be able to manage such risk successfully or that we will not experience significant losses from such activities.

In addition, disruptions in the liquidity or transparency of the financial markets, such as in 2008 and the first half of 2009, may result in our inability to transact in certain instruments or positions held by us for client-facilitation or principal trading purposes, thereby leading to increased concentrations of those newly-illiquid positions and, subsequently, exposing us to market concentration risk. These concentrations could expose us to losses if the mark-to-market values of the securities or other instruments or positions held on our balance sheet decline causing us to recognize losses on our financial statements. Moreover, the inability to reduce our positions not only increases the market and credit risks associated with such positions, but also increases the level of risk-weighted assets on our balance sheet, thereby increasing our capital requirements and funding costs, all of which could adversely affect our businesses’ operations and profitability.

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

We must rely upon our analysis of publicly or otherwise available information about markets, personnel, counterparties, clients or other matters. That information may not in all cases be accurate, complete, up-to-date or properly analyzed. Further, we rely on a combination of technical and human controls and supervision that are subject to error and potential failure, the challenges of which are exacerbated by the 24-hour-a-day, global nature of our business.

Our risk-management framework was designed using internally-developed risk-control methods, documented historical behavior, and our observation of industry practices. The effectiveness of our risk management framework, however, may be limited by the lack of sufficient or accurate historical information or because our risk management methods may not identify a risk or link a risk to a potential loss. If our risk management efforts are not effective, we may not prevent losses that could have a material adverse effect on our financial condition or operating results. In addition, a failure to exercise reasonable risk oversight could subject us to litigation, particularly from our clients, and sanctions or fines from regulators.

Although we have designed a risk management framework that evaluates and manages the financial, operational, market, credit and other risks we face, risk management tools, no matter how well designed, have inherent limitations, which could cause them to be ineffective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults or fraud. For example, in 2008, we suffered a significant loss from unauthorized trading by a former broker. See “Item 3. Legal Proceedings”. Unexpectedly large or rapid movements or disruptions in one or more markets may cause adverse changes in the things that our clients trade, decreases in liquidity and trading positions and increased volatility, all of which could increase our risk exposure to our customers, to other third parties and on our inventory. In addition, while we monitor customer accounts that are less than fully collateralized with liquid securities, our risk controls may not be able to protect us from substantial losses in those accounts. Moreover, as we implement our strategic plan and expand our principal trading activities and risk exposure, our risk management functions will be tested in new ways, and need to address greater risks, than in the past. If our risk management tools are unable to control our risk exposure, we may suffer material losses or suffer other adverse consequences that could impair our ability to continue our operations.

If we are unable to attract and maintain our highly skilled management team, employee-brokers, sales professionals, traders and other employees, our business could be adversely affected.

Our performance and future success largely depends on the talents and efforts of highly skilled individuals. Therefore, our ability to continue to compete effectively in our business, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new employees and to retain and motivate our existing employees. Furthermore, failure to retain one or more members of our management team, particularly Jon Corzine, our Chairman and Chief Executive Officer, and Bradley Abelow, our President and Chief Operating Officer, or other key employees, or failure to attract skilled personnel, could adversely affect our ability to manage our business effectively and execute our business strategy.

Due to the complexity and risks associated with financial services and the specialized knowledge required to conduct and grow our business, the demand and competition for qualified personnel is intense. Many of our employee-brokers, sales professionals and traders have long-standing relationships with particular clients. The departure of any such employee could adversely affect our relationships with those clients, potentially resulting in the loss of one or more of such clients and related revenues. In addition, the time and costs required to identify, recruit and train replacements should we fail to retain our current employees could be significant. If we fail to continue to provide competitive levels of compensation, or if we otherwise fail to provide a desirable work environment, many of our employees could find employment at other firms. Furthermore, failure to attract and retain experienced personnel, including qualified risk, compliance and technology and other support personnel could result in regulatory infractions or operational errors or otherwise be disruptive to our business. In emerging markets, we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region. Because our strategic plan calls for us to develop and grow new lines of business, our ability to attract and retain new employees in these areas will be important to the successful implementation of our strategic plan, and if we are unable to attract and retain sufficient qualified employees, we may not be able to implement the plan as we initially contemplated.

MF Global 2011 Form 10-K	19

PART I

ITEM 1A. RISK FACTORS

Our ability to attract and retain highly skilled employees—both management and non-management—could depend heavily on the level of compensation we can offer. Consequently, our profitability could decline as we compete for personnel. The imposition on us or our employees of restrictions on employee compensation, some of which has been proposed, and others (as in the U.K.) which have been enacted, may adversely affect our ability to attract and retain qualified senior management and employees.

We face intense competition from other companies within the financial services industry, and if we are not able to compete successfully with them, our business may be harmed.

The financial services industry is highly competitive, and we expect that competition will continue to remain intense in the future. Further, as we implement our strategic plan and expand into new areas of business, such as asset management, we expect to continue to compete in these new areas against some of our existing competitors and to also face new competitors with whom we are unfamiliar and in areas of business in which our present management may have less experience. Many of our current and potential competitors have larger client bases, more established name recognition and greater financial, marketing, technological and personnel resources than we do. Our larger competitors (both current and future) may also benefit from economies of scale that we have not yet achieved, and that we may never achieve, in either our existing areas of business (such as retail) or future areas of business (such as asset management) and these economies of scale could put us at a competitive disadvantage or cause us to be less profitable. Further, some of our competitors may be better capitalized, and some may have received or continue to receive direct or indirect subsidies from their respective national governments following the global economic crisis. As a result, these competitors may have lower operating costs due to lower costs of capital or may be perceived by clients as more financially sound, whether due to their size or their having the benefit of the implicit guarantee of their home government or both. Furthermore, because some of our competitors are better capitalized, they have in the past been able to and may continue to be able to participate in certain markets that we are excluded from because of our smaller capital base, such as clearing for credit default swaps. Therefore, our current and potential competitors may be able to, among other things:

•	maintain a stronger credit rating than we do, thus making them more attractive counterparties;
•

enjoy greater access to, and have a lower cost of, capital, whether because of their greater size, better credit rating or maturity of business, which may allow them to provide more favorable financing or liquidity to clients than we can provide;

•	develop and provide products and services that are more attractive to clients than ours in one or more of our markets;
•	provide products and services we do not offer;
•	offer products and services at prices below ours to gain market share;
•	provide execution and clearing services that are more rapid, reliable or comprehensive, or less expensive than ours;
•	outbid us for desirable acquisition targets;
•	market, promote and sell their products and services more effectively; and
•	develop stronger relationships with clients.

Increased competition has contributed to the decline in net clearing revenue per transaction that we have experienced in recent years and may continue to create downward pressure on our net clearing revenue per transaction. In the past, we have responded to the decline in net clearing revenue by reducing our expenses, but if the decline continues, we may be unable to reduce our expenses at a comparable rate. Our failure to reduce expenses comparably would reduce our profitability.

We compete with a significant number of brokers in the U.S. and throughout the world in one or more markets. Although no one competitor operates in all of our markets, one broker, Newedge, which is a large broker owned by two large French banks with global operations, competes in many of our markets. We also compete with a large number of independent brokerage firms, as well as regional brokers in particular markets around the world. In addition, affiliates of the largest financial institutions, including Bank of America, Citigroup, Goldman Sachs, JPMorgan Chase, and UBS compete with us in brokerage and dealing services in certain markets. Our competitors within clearing services, which is a significant source of our revenue, include Cantor Fitzgerald and ING. In markets where we act as a securities broker-dealer, we compete against mid-sized investment banks such as Jefferies Group. We have also witnessed the continuing increase of online trading platforms that provide direct competition to our retail and trading operations in a range of markets, such as Saxo Bank and Interactive Brokers.

New or existing competitors could make it difficult for us to maintain our current market share or increase it in desirable markets or adversely affect the implementation of our strategic plan. Even if competitors do not significantly erode or limit our market share, they may offer their services at lower prices, and we may be required to reduce our fees significantly to remain competitive. A fee reduction without a commensurate reduction in expenses or increase in volume would decrease our profitability and less capital would be available for us to use in implementing our strategic plan.

Our business could be adversely affected if we are unable to retain our existing clients or attract new clients.

The success of our business depends in part on our ability to maintain and increase our client base because a significant part of our business depends on commissions earned from execution and clearing services. Our clients are particularly sensitive to the diversity and flexibility of the services, products, markets and regions that we make available; the quality, speed and reliability of our order execution and clearing services; our perceived and actual creditworthiness; and the costs of using our services. Because the financial services industry in general, and the futures brokerage industry in particular, is subject to rapid innovation in products and services, particularly with regard to technological development, we face intense competitive pressure to continuously enhance our product and service offerings in order to maintain and increase our client base. Fast and reliable systems technology with global reach has been a critical aspect of client service, and we must be able to keep pace with important industry innovations, an effort which could be costly and present operational and other risks. We may also face difficulties in attracting new clients if we fail to offer a range of services as broad as our competitors offer. Further, if our reputation for quality, speed and reliability is impaired, or if we fail to enhance existing or create new products and services or enter into new markets and regions, we may not be able to attract new clients which may inhibit our growth.

Our clients are not obligated to use our services and at any time could easily and quickly switch providers of execution and clearing services, transfer their positions or decrease their

20	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

trading activity conducted through us. This is particularly true for our professional trader, asset manager, and hedge fund clients who are sophisticated users of brokerage services, often have relationships with a number of competing brokers, and generate a disproportionately large share of our client trading volumes. As a result, we are vulnerable to potentially significant and sudden loss of revenues from our institutional client base. Similarly, while individual investors in the past have generally been less likely to change brokers, their demand for brokerage services has generally been sensitive to broader market trends, so a significant downturn in the markets or unusually heightened volatility in the derivatives or cash markets could lead to a substantial decline in revenues from our individual investor client base. Many of our clients have longstanding relationships with individuals or teams within our company. To the extent any of those individuals or teams seek alternative employment, we may be in jeopardy of losing those clients.

Our growth strategy may involve growth through acquisitions, and if we are unable to manage our acquisitions effectively, our business may be materially harmed.

Historically, acquisitions have expanded our presence into new markets as well as delivered scale within existing markets. Although elements of our strategic plan will be based on organic growth, particularly in areas where we have experience or competitive advantages, we intend to continue to opportunistically pursue acquisitions of entire businesses or customer relationships as well as talented teams specializing in particular products or services offerings.

Acquisitions entail numerous risks and challenges, including but not limited to the following:

•

difficulties in the integration of the acquired business (including acquired employees, back-office functions, risk and compliance systems and deployment of operations and technology) and retention of acquired client accounts and personnel; for example, the timely transfer of client accounts is key to the success of our acquisitions, and failure to quickly integrate our software systems with those of an acquired company could result in errors or service disruptions, which could adversely affect our ability to maintain an ongoing relationship with any affected clients;

•	strain on our operations, information technology, compliance and financial systems, managerial controls and procedures (including risk oversight), and our people as we integrate an acquired business;
•	the need to modify our systems or to add management resources to manage and integrate acquired businesses;
•	unforeseen difficulties in the acquired operations, causing disruption of our ongoing business;
•	challenges in identifying pre-existing weaknesses or deficiencies in the acquired business’ risk management, internal controls or technology systems;
•	increased regulatory oversight and obligations, including higher capital requirements;
•	failure to achieve transaction-related cost savings or other financial, operating, or strategic objectives;
•	required amortization of acquired intangible assets, which would reduce future reported earnings;
•

possible adverse short-term effects on our cash flows or operating results, for example, when we acquire another company, we could incur severance, guarantee or retention payments and other acquisition-related costs that could reduce our net income; diversion of management’s attention from other business concerns;

•	assumption of unknown material liabilities or regulatory non-compliance issues; and
•	inability to obtain necessary regulatory approvals without significant concessions, costs or delays.

We may be unable to pursue our acquisition strategy. Competition for suitable acquisition targets is intense. Many of our largest competitors have substantially greater financial resources than we do and are able to outbid us on the most desirable targets. We may lack the financial resources necessary to consummate acquisitions in the future or may be unable to secure financing on favorable terms. We may not be able to identify suitable acquisition targets, or to complete any transactions we identify on sufficiently favorable terms, to meet our strategic goals. In addition, any future acquisitions may entail significant transaction costs and risks associated with entry into new markets or products. Even when we complete an acquisition, we may not realize the benefits we expected to attain.

Failure to manage risks that arise from acquisitions could have a material adverse effect on our business, financial condition and operating results.

Our international operations present special challenges that we may not be able to meet, and this could adversely affect our financial results.

We currently conduct business internationally and expect to continue to expand our international operations. During fiscal 2011, we generated approximately 36.3% of our revenues, net of interest and transaction-based expenses, in Europe and 14.4% in Asia. We face significant risks and challenges in conducting business in international markets, particularly in developing regions. These risks and challenges include, but may not be limited to:

•

difficulty in complying with the diverse regulatory requirements of multiple jurisdictions, which may be more burdensome, subject to unexpected changes, or not clearly defined, potentially exposing us to significant compliance costs and regulatory penalties;

•	local laws that could be unfavorable to our business or foreign investors;
•	potentially unstable or adverse political climates;
•	less developed technological infrastructure and higher costs, which could make our products and services less attractive or accessible in emerging markets;
•	difficulties and costs associated with staffing and managing foreign operations;
•	inability to enforce contracts in some jurisdictions;difficulties and costs associated with commencing operations in new jurisdictions;
•	fluctuations in foreign currency exchange rates;
•	tariffs and other trade barriers;
•	regulatory requirements that limit our ability to expand our presence outside of the United States;
•	currency and tax laws that may prevent or restrict the transfer of capital and profits among our various operations around the world;
•	changes in the geographic mix of revenues could affect our overall tax rate or ability to manage capital;
•	time zone, language and cultural differences among personnel in different areas of the world; and
•	other barriers to entry that make it difficult or costly to establish our business.

Furthermore, due to cultural, regulatory and other factors, we may be at a competitive disadvantage in those regions relative

MF Global 2011 Form 10-K	21

PART I

ITEM 1A. RISK FACTORS

to local firms or to international firms that have a well-established local presence. In some locations, we may need to acquire local capacity or enter into joint ventures with local firms in order to gain a presence, and we may face intense competition from other international firms over relatively scarce opportunities for market entry. This competition could make it difficult for us to expand our business as planned. In addition, due to the intense competition from other international firms seeking to enter markets where we wish to expand, we may have difficulty finding suitable local firms willing to enter into the kinds of relationships with us that we may need to gain access to these markets.

In order to be competitive in some local non-U.S. markets, or in some cases because of restrictions on the ability of foreign firms to do business locally, we have sought and may in the future seek to operate through joint ventures with local firms. For example, in India, we own a 70.2% interest in MF Global Sify Securities India Private Ltd. and a 75.0% interest in MF Global Finance and Investment Services India Private Limited, and in Taiwan, we currently own a 73.2% interest in MF Global Futures Trust Co. Ltd. and a 19.5% interest in Polaris MF Global Futures Co. Ltd., a publicly traded company. Doing business through joint ventures may limit our ability to control the conduct of the business, require us to allow our joint-venture partners veto rights over material actions, or could expose us to reputational and operational risks.

Our business may be adversely affected if we do not maintain our network of introducing brokers.

We receive a significant amount of our retail business through our network of introducing brokers, who assist us in establishing new client relationships for whom we execute and clear trades. Our introducing brokers also often provide marketing and other services for us to attract and retain clients for whom we execute and clear trades. We compensate these introducing brokers for introducing clients to us. Many of our relationships with introducing brokers are non-exclusive or may be terminated by the brokers with relatively short notice or no notice. In addition, our introducing brokers have no obligation to provide us with new client relationships or minimum transaction volumes. Our failure to maintain relationships with these introducing brokers or the failure of these introducing brokers to establish and maintain client relationships could result in a loss of revenues, which could adversely affect our business. To the extent any of our competitors offer more favorable compensation to one of our introducing brokers, we could lose the broker’s services or need to increase the compensation we pay to retain the broker. Our relationship with introducing brokers is complex. Although we benefit from our relationships with introducing brokers, this may expose us to significant reputational and other risks. See “—Risks Related to Regulation and Litigation—We could be harmed by misconduct that is difficult to detect or deter”.

The current trend toward electronic trade execution has diminished the role of some brokers or traders in the execution process. We must continue to offer attractive, value-added services to keep pace with this trend and other industry changes or our business could be adversely affected.

While clients have traditionally relied on brokers to execute trades, many exchanges have developed systems that permit orders to be routed through brokers electronically, thereby enabling clients to avoid more-costly voice-execution services and pressuring brokers to lower their execution-commission rates. In a number of cases, exchanges provide large clients with direct electronic access, enabling them to bypass brokers in the trade-execution process altogether – a trend known as “broker disintermediation”. For example, some of our largest institutional clients now execute orders on some exchanges directly by electronic means and, as a result, the portion of the fees we earn from these clients for execution services has, in some cases, declined relative to the portion we earn from providing clearing services for these trades. As exchanges devote substantial resources to developing more efficient ways for clients to execute orders with reduced broker involvement, our revenues and profitability could suffer to the extent we are unsuccessful in continuing to attract clients to execute through us by, among other things, enhancing the value-added execution services we offer. Furthermore, to maintain our client relationships as they transition to electronic trade execution, we may be required to make substantial investments in upgrading and maintaining our information technology systems and these additional expenses could further erode the profitability of servicing these clients. Additionally, market structure and practices in our industry could change significantly in other ways, including some we may not foresee, and we may not be able to adapt on a timely and cost-effective basis. To the extent that we do not adapt as rapidly or efficiently to industry changes as our competitors do, our business could suffer. We believe that it is possible that new U.S. legislation requiring the clearing of OTC derivatives contracts may also threaten to disintermediate our brokers.

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

Furthermore, we guarantee many of the obligations of our consolidated subsidiaries. These guarantees may require us to provide substantial funds or assets to our subsidiaries or their creditors or counterparties at a time when we are in need of liquidity to fund our own obligations. See “Item 1. Business—Regulation and Exchange Memberships”.

22	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

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

In fiscal 2011, our market capitalization was lower than our book value. We performed impairment tests of our goodwill and during the year ended March 31, 2011 we recognized a charge of $3.8 million to impair all of our goodwill. Also during the fourth quarter of fiscal 2011, we recorded a charge of $16.0 million to impair certain intangible assets. These non-cash charges materially impacted our equity and results of operations in 2011, but did not affect our ongoing business operations, liquidity, cash flow or compliance with covenants for our credit facilities. We may record additional goodwill and potential impairments in future periods related to our existing earn out arrangements or future acquisitions. Changes to our business plan, continued macroeconomic weakness, declines in operating results, and continued low market capitalization may result in our having to perform an interim goodwill impairment test or an interim intangible asset impairment test. These types of events and the resulting analysis could result in further goodwill or intangible asset impairment charges in future periods.

We have recorded significant deferred tax assets in certain jurisdictions. If we are unable to generate positive earnings in such jurisdictions, we may be required to record valuation allowances against previously-booked deferred tax assets, which could have a significant adverse impact on our financial results.

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

Realization of deferred tax assets is dependent upon multiple variables including available loss carrybacks, future taxable income projections, the reversal of current temporary differences, and tax planning strategies. U.S. GAAP requires that we continually assess the need for a valuation allowance against all or a portion of our deferred tax assets. We are in a three-year cumulative pre-tax loss position at March 31, 2011 in many jurisdictions in which we do business. A cumulative loss position is considered negative evidence in assessing the realizability of deferred tax assets. We have concluded that the weight given this negative evidence is diminished due to significant non-recurring loss and expense items recognized during the prior three years, including IPO-related costs, asset impairments and costs related to exiting unprofitable business lines. We have also concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes three means by which we are able to fully realize our deferred tax assets. The first is the reversal of existing taxable temporary differences. Second, we forecast sufficient taxable income in the carry forward period. We believe that future projections of income can be relied upon because the income forecasted is based on key drivers of profitability that we began to see evidenced in fiscal 2011. Most notable of these drivers are plans and assumptions relating to the significant changes to our compensation structure implemented in fiscal 2011, increased trading volumes, and other macro-economic conditions. Third, in certain of our key operating jurisdictions, we have a sufficient tax planning strategy which includes potential shifts in investment policies, which should permit realization of our deferred tax assets. Management believes this strategy is both prudent and feasible. The amount of the deferred tax asset considered realizable, however, could be significantly reduced in the near term if our actual results are significantly less than forecast. If this were to occur, it is likely that we would record a material increase in our valuation allowance. Loss carryforwards giving rise to a portion of the overall net deferred tax asset either do not expire or expire no earlier than fiscal 2031.

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

MF Global 2011 Form 10-K	23

PART I

ITEM 1A. RISK FACTORS

our clearing clients and against clearing and settlement payment delays, caused by systemic problems outside our control in one country or between countries. Thus, as a clearing broker, we must maintain capital and liquidity not only to comply with applicable laws and regulations, but to manage the risks inherent in our clearing operations in accordance with guidelines that we believe appropriate. Therefore, we maintain capital and liquidity at levels determined in accordance with our internal risk management guidelines, which may be greater than regulatory requirements. If our risk management guidelines are insufficient or if we do not apply them properly we may not hold sufficient capital or liquidity to cover our needs. To the extent the levels we hold either on a consolidated basis or in an individual entity are insufficient, the firm and/or the entity is exposed to failure.

Our credit ratings could be adversely affected if we do not maintain sufficient capital and liquidity. A discussion of the effects of a downgrade to our credit ratings is described below under the risk factor “Our business may be adversely affected by a reduction in our credit ratings.”

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

Generally, principal trading activities have higher regulatory capital requirements than many other types of activities. Accordingly, our principal trading activities, including those relating to the facilitation of client transactions, could be curtailed if we do not have access to adequate capital and liquidity. We expect that we would obtain this additional capital and liquidity through multiple channels, including by:

•	obtaining additional credit lines from banks;
•	raising short-term unsecured debt through commercial paper and promissory note issuances and other methods;
•	raising long-term unsecured debt through registered offerings of debt or hybrid securities, medium-term note offerings and other methods; or
•

increasing our equity, by among other things, increasing internally generated cash flow and expanding our activities in prime services, asset management and other areas of our business, or expanding access to deposits made through cash sweep programs in our internal broker networks.

Therefore, we must maintain continuous access to adequate and sufficiently liquid sources of capital, including equity capital and external committed facilities on acceptable terms. Failure to do so could have severe consequences from a regulatory, operational or credit counterparty and solvency perspective. Even a less severe outcome, such as retaining the ability to obtain capital and liquidity but only at a higher cost, could significantly increase our interest expense and impair our earnings. As we implement our new strategic plan, we expect our liquidity and capital needs to grow.

Our business may be adversely affected by a reduction in our credit ratings.

If we do not demonstrate sufficient profitability in the future, we face the possibility of having our credit rating downgraded. In the event of a downgrade of our credit rating by one or more credit rating agencies, our business may be adversely affected. Some of the factors that could lead to a downgrade in our credit rating include, but are not limited to, our profitability each quarter as compared against rating agency expectations, our ability to maintain a conservative risk and liquidity profile, our ability to maintain the value of our franchise, deterioration in our trading volumes or operating cash flows, and a decline in maintenance margin funds or excess capital levels at our regulated subsidiaries.

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

24	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

by changes in the U.S. dollar/British pound and U.S. dollar/Euro exchange rate and, to a lesser extent, changes in the U.S. dollar versus Asian currencies. Such changes have occurred in recent years, which exerted downward pressure on our earnings in fiscal 2010. For example, we realized net currency translation gains of $0.4 million for fiscal 2011, $12.6 million for fiscal 2009 and $3.9 million for fiscal 2008, but a net currency translation loss of $15.6 million for fiscal 2010. Although we may seek to mitigate our exposure to currency exchange rates through hedging transactions in accordance with our policies on hedging, these efforts may not always be successful. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Market Risk.” Adverse trends in currency exchange rates could negatively affect our earnings. Although we have realized net currency translation gains in some recent periods, we could incur significant currency translation losses in the future. Moreover, changes in currency exchange rates from one period to the next could make historical and future period-to-period comparisons of our performance more difficult.

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

We are extensively regulated by governmental bodies and self-regulatory organizations worldwide. Many of the regulations we are governed by are intended to protect the public, our clients and the integrity of the markets, and not necessarily our shareholders. In the United Kingdom, we have been principally regulated by the Financial Services Authority, or FSA. In the United States, we are principally regulated in the futures markets by the Commodity Futures Trading Commission (CFTC), the Chicago Mercantile Exchange (CME), and the National Futures Association (NFA) and in the securities markets by the Securities and Exchange Commission (SEC), the Financial Industry Regulatory Authority (FINRA) and the Chicago Board Options Exchange (CBOE). Further, as participants in the financial services industry, our business must comply with the anti-money laundering laws of the jurisdictions in which we do business, including, in the U.S., the USA PATRIOT Act, which requires us to know certain information about our clients and to monitor their transactions for suspicious activities, as well as the laws of the various states in which we do business or where the accounts with which we do business reside. Our business is also subject to rules promulgated by the U.S. Office of Foreign Assets Control, or OFAC, which require that we refrain from doing business, or allow our clients to do business through us, in certain countries or with certain organizations or individuals on a prohibited list maintained by the U.S. government. We are also regulated in all regions by local regulatory authorities and the various exchanges of which we are members. For example, we are regulated by the Monetary Authority of Singapore, the Securities and Exchange Board of India, and the Australian Securities and Investment Commission, among others. These regulators and self-regulatory organizations influence the conduct of our business and regularly examine our business to monitor our compliance with their regulatory requirements. Among other things, we are subject to regulation with regard to:

•	our sales practices, including our interaction with and solicitation of clients and our marketing activities;
•	the custody, control and safeguarding of our clients’ assets;
•	account statements, record keeping and retention;
•	client privacy;
•	maintaining specified minimum amounts of capital and limiting withdrawals of funds from our regulated operating subsidiaries;
•	regular financial and other reporting to regulators;
•	anti-money laundering and other reporting practices;
•	licensing for our operating subsidiaries and our employees;
•	identifying our clients and determining the beneficial ownership of assets held by our clients, gathering required information about them and monitoring their account activities;
•	payments made to foreign-government officials and control practices designed to prevent such payments;
•	the conduct of our directors, officers, employees and affiliates; and
•	supervision of our business.

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

MF Global 2011 Form 10-K	25

PART I

ITEM 1A. RISK FACTORS

compliance function and our ability to attract and retain qualified compliance personnel as well as the supervision our business managers provided. Non-compliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings.

Pending as well as proposed legislation and regulatory initiatives may significantly affect our businesses.

The global economic downturn starting in 2007 led to legislation and numerous proposals for changes in the regulation of the financial services industry, including increases in capital and liquidity requirements and limits on the size and types of activities permitted by certain types of financial institutions. In the United States, the Dodd Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) was enacted in July 2010, which imposes more comprehensive regulation over the financial services industry and will likely subject portions of our business to additional regulation, through, for example, new regulations on major swaps participants and swap dealers. In addition, initiatives are under way in the European Union and Japan, among other jurisdictions, that would require centralized clearing, reporting and recordkeeping with respect to various kinds of financial transactions and other regulatory requirements that are in some cases similar to those required under the Dodd-Frank Act.

These initiatives and legislation not only affect us but also certain of our customers and counterparties. For example, increased capital requirements for certain market participants may increase transaction costs, resulting in decreased transaction volumes, which could adversely affect our earnings. As a result, these new (and other) legislative and regulatory changes could affect our revenue, limit our ability to pursue business opportunities, require us to hold additional capital, impact the value of assets that we hold, require us to change certain of our business practices, impose additional costs on us, or otherwise adversely affect our business. Because of the sweeping nature of the changes to be made pursuant to the Dodd-Frank Act, among other legislative and regulatory initiatives, as well as the need for implementing these changes at this time, we cannot predict whether or how our business will be impacted with any degree of certainty. Accordingly, we cannot provide assurance that any such new legislation or regulation, or any legislation or regulation that may be proposed in the future, would not have an adverse effect on our business, results of operations, cash flows or financial condition.

If we do not comply with current or future legislation and regulations that apply to our operations, we may be subject to fines, penalties or material restrictions on our businesses in the jurisdiction where the violation occurred. In recent years, regulatory oversight and rulemaking enforcement have increased substantially, thereby increasing the costs and risks associated with our operations. As these regulatory trends continue, our financial results may be adversely affected.

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

For example, recent market disruptions have led to new and proposed regulations in the United States and internationally for changes in the regulation and taxation of the financial services industry, including increased capital requirements, as well as new liquidity or leverage requirements. These new laws and regulations will likely affect our clients’ businesses and will likely affect our business. Furthermore, the recent implementation of a remuneration code will affect our compensation strategy with respect to many of our employees located in the UK.

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

If our clients’ account information is publicly disclosed or misappropriated, we may be held liable or suffer harm to our reputation.

Increased public attention regarding the corporate use of personal information has led to increasingly complex legislation and regulations intended to strengthen data protection, information security and consumer privacy. While we employ what we believe to be an appropriate degree of care in protecting our clients’ confidential information, if third parties penetrate our network security or otherwise misappropriate our clients’ personal or account information, or we were to otherwise release any such confidential information without our clients’ permission, unintentionally or otherwise, we could be subject to liability arising from claims related to impersonation or similar fraud claims or other misuse of personal information, as well as suffer harm to our reputation. While we periodically test the integrity and security of our systems, we cannot assure you that our efforts to maintain the confidentiality of our clients’ account information will be successful.

We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the technology we use to protect clients’ transactions and account data. We may incur significant costs to protect against the threat of network or Internet security breaches or to alleviate problems caused by such breaches.

We are subject to regulatory capital requirements which could constrain our growth and subject us to regulatory sanctions.

The CFTC, SEC, FSA and other U.S. and non-U.S. regulators require us to maintain specific minimum levels of regulatory capital in our operating subsidiaries that conduct our futures and securities business. As of March 31, 2011, we were required to maintain approximately $1.4 billion minimum capital, which includes regulatory early warning requirements, in the aggregate across all jurisdictions (including $39.6 million in respect of goodwill and other intangible assets).

26	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

Regulators require a minimum amount of shareholders’ equity to support the regulatory requirements, the percentage of which will vary by regulator and jurisdiction, while the balance of the regulatory requirements may be satisfied by subordinated liabilities (including intercompany subordinated debt). We generally maintain total regulatory capital in excess of the minimum requirements in order to meet our internal risk management guidelines and, as a result, our capital costs could be substantially higher than those attributable solely to applicable regulatory or self-regulatory requirements.

Regulators continue to evaluate and modify regulatory capital requirements from time to time in response to market events and to improve the stability of the international financial system. For example, in the UK, the FSA has periodically reviewed and assessed our company’s UK subsidiary and the businesses that we operate in the UK and Europe to determine the minimum capital requirements that our UK regulated entities must maintain, and in response to the global financial crisis, has significantly raised industry-wide the capital requirements for FSA-regulated entities.

Even if regulators do not change existing regulations or adopt new ones, our minimum capital requirements could generally increase in proportion to the size of the business conducted by our regulated subsidiaries as noted above. If we are unable to cost-effectively meet higher regulatory capital requirements, whether internally through earnings or externally through the capital markets such as the sale of senior indebtedness or equity, we may not be able to maintain or expand our operations and increase our revenues or execute our corporate growth strategy. In addition, our ability to allocate our capital resources more efficiently throughout our global operations may be constrained to the extent that we are not permitted to withdraw regulatory capital (including excess regulatory capital) maintained by our subsidiaries without prior regulatory approval or notice. In particular, these restrictions could limit our ability to withdraw funds needed to satisfy our ongoing operating expenses, debt service and other cash needs.

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

A number of highly publicized cases involving fraud or other misconduct by employees of financial services firms have come to light in recent years. Like our peers, we are exposed to risks relating to misconduct by our employees, our clients’ or our clients’ employees, introducing brokers and other third parties with whom we have relationships, notwithstanding our efforts to mitigate fraud or other misconduct through internal controls and risk oversight.

For example, our employees could:

•

execute unauthorized transactions for our clients, for themselves or any of our accounts; represent (either intentionally or inadvertently) that they are acting on behalf of our company when in fact they are acting beyond the scope of their duties,

•	use client assets improperly or without authorization;
•	perform improper activities on behalf of clients;
•	use confidential client or company information for improper purposes; or
•	mis-record or otherwise try to hide improper activities from us.

Such exposures could be heightened in the case of individual investors’ accounts over which our brokers, in limited circumstances, exercise discretionary authority.

Misconduct by employees of our clients could also expose us to claims for financial losses or regulatory proceedings when it is alleged that we or our employees knew or should have known that an employee of our client was not authorized to undertake certain transactions. For example, in a recent investigation and enforcement action, the CFTC has indicated that it may hold a clearing firm accountable (and liable) for failing to spot suspicious behavior by a client who buys, sells and does other business through the securities firm. Dissatisfied clients could make claims against us, including but not limited to claims for negligence, fraud, unauthorized trading, failure to supervise, inadequate disclosure of risks, breach of fiduciary duty, intentional misconduct or unauthorized transactions.

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

Our employees or introducing brokers may commit errors that our risk management framework and internal controls fail to deter or detect and that could subject us to financial losses, claims for negligence or regulatory actions. Employee errors, including but not limited to, mistakes in executing, recording or reporting transactions for clients, could cause us to enter transactions that clients disavow and refuse to settle. Employee

MF Global 2011 Form 10-K	27

PART I

ITEM 1A. RISK FACTORS

errors expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. Further, such errors may be more likely to occur during the integration of or migration from technological systems, whether from acquisitions or the evolution of our information technology systems.

We are subject to significant litigation risk, which could adversely affect our business.

Many aspects of our business involve risks that expose us to substantial liability under U.S. federal and state and non-U.S. laws and court decisions, as well as the rules and enforcement efforts of our regulators and self-regulatory organizations worldwide. These risks include, among others, disputes with clients and other market participants over terms of a trade, client losses resulting from system delay or failure and client claims that we or our employees executed unauthorized transactions, recommended unsuitable trades, made materially false or misleading statements, or lost or diverted client assets in our custody. We may also be subject to regulatory investigation and enforcement actions seeking to impose significant fines or other sanctions, which in turn could trigger civil litigation. Our legal liability with respect to these risks can extend to events that occurred well-before our IPO, as well as to businesses we no longer engage in, and with respect to which our management has no knowledge.

The volume of claims and the amount of damages and fines claimed in litigation and regulatory proceedings against financial intermediaries have continued to increase. The large notional values of the trades we execute, together with rapid price movements in our markets, could result in potentially large damage claims in any litigation resulting from trading activity. Clients make claims against their brokers, including us, regarding the quality of trade execution, improperly settled trades, mismanagement or even fraud, and these claims may increase as our business expands, or generally speaking, during financial market downturns. Litigation may also arise from disputes over the exercise of our rights with respect to client accounts and collateral and our efforts to recover client debits. Furthermore, if the client or broker has declared or been forced into bankruptcy, the bankruptcy trustee may pursue similar actions against us, as well as actions relating to fraudulent conveyance and other equitable bankruptcy relief. We are obligated to defend ourselves in many client disputes by means of arbitration: arbitral decisions resolving these disputes may be based on perceived equities rather than solely upon legal precedent, and accordingly, our losses in connection with arbitration awards are difficult to estimate for purposes of settlement negotiations and for the purposes of creating appropriate loss reserves.

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

If events of the kind described above were to occur in the future, they could cause material disruption or failure of our computer and communications systems, with any number of severe consequences, including:

•	unanticipated disruptions to our business and operations;
•	unanticipated disruptions in service to our clients;
•	slower response times;

28	MF Global 2011 Form 10-K

PART I

ITEM 1A. RISK FACTORS

•	delays in our or our clients’ trade execution;
•	failed settlement of trades; and
•	incomplete or inaccurate recording, reporting or processing of trades.

Any upgrades or expansions to our systems or networks may require significant expenditures of funds and may also increase the probability that we could suffer system degradations and failures. Relocations of our data center or offices, such as our current London office relocation and the relocation of our New York data center, are logistically and technically complicated, and may increase the probability that we suffer system degradation or failure. Future system expansions, implementations, back-ups and disaster recovery plans may not be effective and may not address unanticipated or predicted changes to our business or service disruption scenarios entirely. The same may be true for our third-party service providers. If enhancements or upgrades of third-party software and systems cannot be integrated with our technologies or if the technologies on which we rely fail to respond to industry standards or technological changes, we may be required to design our own proprietary systems. Software products may contain defects or errors, especially when first introduced or when new versions or enhancements are released.

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

The software that we license from third-parties may, without our knowledge at the time of licensing, infringe upon the intellectual property rights of others. In the event that claims of such infringement are made, we may be required to expend funds to defend our rights to use the software, to pay damages, or to seek indemnification from our third party suppliers, or we may required to discontinue the use of such software and seek a replacement, and our business may be adversely affected, either because of the disruption in services or because we would face significant costs, if we cannot find and implement a suitable substitute to the infringing software.

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

MF Global 2011 Form 10-K	29

PART I

ITEM 1A. RISK FACTORS

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 717 Fifth Avenue, New York, New York. We lease office space throughout North America, Europe and the Asia Pacific region, including offices in New York, Chicago, Washington, Miami, Boston, Kansas City, San Francisco, Toronto, Montreal, London, Geneva, Dublin, Singapore, Shanghai, Hong Kong, Taipei, Tokyo, Dubai, Mumbai, New Delhi, Bangalore, Sydney and Brisbane. Certain leases are subject to escalation clauses and include leasehold improvements, furniture, fixtures and equipment located in our offices. We believe that our leased facilities are adequate to meet anticipated requirements for our current lines of business for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

LEGAL AND REGULATORY MATTERS

Our company and our subsidiaries are currently, and in the future may be, named as defendants in or made parties to various legal actions and regulatory proceedings (“legal and regulatory matters” or “these matters”). Some of these matters that are currently pending are described below under “Description of Particular Matters”. Claims for significant monetary damages are often asserted in many of these matters involving legal actions, although a number of these actions seek an unspecified or indeterminate amount of damages, including punitive damages, while claims for disgorgement, penalties and other remedial sanctions may be sought by governmental or other authorities in regulatory proceedings. It is inherently difficult to predict the eventual outcomes of these matters given their complexity and the particular facts and circumstances at issue in each of them.

In view of the inherent unpredictability of outcomes in legal and regulatory matters, particularly where (1) the damages sought are unspecified or indeterminate, (2) the proceedings are in the early stages or (3) the matters involve unsettled questions of law, multiple parties or complex facts and circumstances, there is considerable uncertainty surrounding the timing or ultimate resolution of these matters, including a possible eventual loss, fine, penalty or business impact associated with each matter. In accordance with applicable accounting guidance, we accrue amounts for legal and regulatory matters where we believe they present loss contingencies that are both probable and reasonably estimable. In such cases, however, we may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect our estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if we do not believe that the potential loss from a particular matter is both probable and reasonably estimable, we do not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. The actual results of resolving these matters may involve losses that are substantially higher than amounts accrued (and insurance coverage, if any).

Although we have made accruals for only some of the legal and regulatory matters, we believe that loss contingencies may, in the future, be reasonably possible for a number of these matters, including both matters for which no accruals have been made and matters for which they have. Under applicable accounting guidance, an event is “reasonably possible” if the chance of the event occurring is more than “remote” or “slight.” For matters as to which we believe a loss is reasonably possible and estimable, we currently estimate that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $150.0 million in the aggregate. This estimated range, however, is subject to the following considerations. For one of these matters, although we believe that losses are reasonably possible, we are currently unable to make a reasonable estimate of such losses. We discuss this matter below under “Description of Particular Matters—In re: Platinum and Palladium Commodities Litigation.”

The estimated range also does not include the BMO matter, which is discussed below under “Description of Particular Matters—Bank of Montreal (“BMO”)”. While we currently believe that losses are reasonably possible for the BMO matter, we believe it is difficult to make any estimate of the potential losses at this stage of the proceedings, other than to refer to a range up to the amount of the claims made against us in that matter. Those claims, for which we have not made any accruals, are described in the next section under the heading relating to the BMO matter.

For the matters that are covered by the estimated range, the range reflects the following amounts. For some of the covered matters, where we believe we are able to do so, we have

30	MF Global 2011 Form 10-K

PART I

ITEM 3. LEGAL PROCEEDINGS

estimated the losses based on our current assessment of the particular facts and circumstances and legal issues relating to the matters as known and understood by us. For each of the remaining covered matters, however, the estimated range simply reflects the amount of compensatory damages claimed against us in the matter or, where such damages are not specified or we believe it is otherwise appropriate, our estimate of the value of the contract, account or transaction that is the subject of the matter. Although some of the covered matters include claims for punitive or statutory (e.g., treble) damages, the estimated range does not reflect any potential losses from claims of this kind because at this point we believe amounts are too remote or unpredictable. In addition, a number of covered matters involve claims or counterclaims relating to debit balances in customer accounts, in which we have asserted or intend to assert offsetting claims to recover the debits, and for matters of this kind the estimated range reflects only the net amount of the claims against us. Also, the estimated range does not reflect any potential losses from the matters described below in the Description of Particular Matters under the headings “Unauthorized Trading Incident of February 26/27 2008—Class Action Suits” (as to which the parties have agreed to a preliminary settlement, although the settlement remains subject to court approval and other conditions, and cannot be assured) and “Agape World” (which, as it relates to us, was dismissed by the lower court but remains subject to possible future appeal).

Finally, the estimated range reflects losses only in excess of amounts currently accrued for the covered matters, does not give effect to any potential insurance coverage, which might reduce the amounts owed in some contingencies, and does not reflect any legal fees or other expenses incurred in defending or investigating any matters (which at times have been and in the future could be substantial) or that may be demanded by a counterparty.

The losses reflected in the estimated range could occur over a period of several years or longer. The estimated range is based on currently available information, is subject to modification in light of future developments and changes in our management’s assessments and may not reflect the actual outcome of any matters. For all the reasons described above, the estimated range does not represent our maximum loss exposure from legal and regulatory matters.

Description of Particular Matters

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of our U.S. operating subsidiary MF Global Inc. (MFGI), Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141.0 million shortfall (the “Dooley Trading Incident”). As a result of the Dooley Trading Incident:

•

Class Action Suits. We, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to our risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. We made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. The parties engaged in mediation and have agreed to a preliminary settlement, which is subject to various customary conditions, including confirmatory discovery, preliminary approval by the United States District Court for the Southern District of New York, notice to class members, class member opt-out thresholds, a final hearing, and final approval by the District Court. The settlement provides for a total payment of $90.0 million to plaintiffs. Of this total payment, $2.5 million relates to us and has been accrued.

•

Insurance Claim. MFGI filed a claim for payment of its $141.0 million loss plus statutory interest under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for the loss on the Dooley trading incident. After months of investigation, MFGI’s Bond insurers denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They also initiated an action against MFGI in the Supreme Court of the State of New York, New York County, seeking a declaration that there is no coverage for this loss under the Bond. MFGI believes the insurers’ position to be in error and filed a counterclaim in order to seek to enforce its right to payment in court. The Bond insurers sought partial summary judgment, which the Court denied. The Bond insurers have filed a Notice of Appeal to the Appellate Division, First Department and also filed a motion to Renew or Reargue with the Supreme Court, challenging the portion of the decision that found that Dooley was an employee of ours. Insurers’ motion to Renew or Reargue has been denied and they have filed a Notice of Appeal on that issue as well.

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. (“Optionable”) and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims based upon on allegations that Optionable and MFGI provided BMO with price indications on natural gas option contracts that BMO allegedly believed were independent but the indications had been provided by BMO’s trader, David Lee, and were passed on to BMO, thereby enabling Lee substantially to overvalue BMO’s natural gas options book. BMO further alleges that MFGI and Saab aided and abetted Lee’s fraud and breach of his fiduciary duties by sending price indications to BMO. There are additional separate claims against other defendants. The Complaint seeks to hold all defendants jointly and severally liable. Although the Complaint does not specify an exact damage claim, BMO claims that the cash loss resulting from Lee’s fraudulent trading activity, which allegedly could have been prevented had BMO received “correct pricing information”, is in excess of $500.0 million. In

MF Global 2011 Form 10-K	31

PART I

ITEM 3. LEGAL PROCEEDINGS

addition, BMO claims that it would not have paid brokerage commissions to MFGI (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the overvaluation of its natural gas options book but for defendants’ alleged conduct. All defendants, including MFGI, made a motion to dismiss the complaint, which was denied by the court.

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

Voiran Trading Limited

On December 29, 2008, we received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. Claimant alleges that our U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This arbitration is scheduled for 2012.

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

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and MFGI, among others, in the United States District Court for the Eastern District of New York, in two separate class actions and one case brought by certain individuals, alleging that MFGI, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400.0 million. MFGI made motions to dismiss all of these cases, which were granted with prejudice. The time when plaintiffs are able to appeal the dismissal will not begin to run until the action against the remaining defendants is decided.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Plaintiffs allege that Trimble and Phidippides engaged in a Ponzi scheme and that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws. They are seeking damages in the amount of $20.0 million. MFGI made a motion to dismiss which was granted by the court. Plaintiffs have appealed. The Court of Civil Appeals for the State of Oklahoma upheld MFGI’s dismissal. Plaintiffs have filed a petition for certiorari with the Supreme Court of Oklahoma.

Man Group Receivable

In late April 2009, we formally requested payment of certain amounts that Man Group (our largest shareholder at the time and former parent company) owed to us. Man Group demanded arbitration and, as a result of this unresolved claim, we recorded a receivable for the amount owed in equity. In June and July 2010, this matter was heard by the LCIA which in September 2010 issued an award in favor of us. Man Group paid us $32.6 million, which was comprised of the full amount owed plus an agreed upon amount for costs and interest. Of the amounts paid, $29.8 million has been recorded against Equity on the consolidated balance sheet, plus an additional payment of $2.8 million for legal costs and interest, which has been recorded within Other revenues in the consolidated statement of operations.

Morgan Fuel/Bottini Brothers

MFGI and MF Global Market Services LLC (“Market Services”) were involved in litigation with the principals (the “Bottinis”) of a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”). The litigation arose out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals. Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8.3 million, which was the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the personal and unconditional guarantees they had issued for the obligations of Morgan Fuel.

Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFGI and Market Services seeking $14.2 million in trading losses. Morgan Fuel sought recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it had no responsibility to pay Market Services for the remaining $8.3 million in trading losses. MFGI obtained an injunction in the New York courts to permanently stay this arbitration on the ground that there was

32	MF Global 2011 Form 10-K

PART I

ITEM 3. LEGAL PROCEEDINGS

no agreement to arbitrate. The parties resolved all claims they may have against each other through a cash payment to MFGI and a write off of part of the debit, which has been reflected in the litigation charge taken for the fourth quarter of fiscal 2011.

In re: Platinum and Palladium Commodities Litigation

On August 4, 2010, MFGI was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York which alleged claims of manipulation and aiding and abetting manipulation in violation of the Commodities Exchange Act. Specifically, the complaint alleged that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFGI, as its executing broker, to enter “large” market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFGI was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium commodities in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. A motion to dismiss was heard on February 4, 2011. Plaintiffs’ claimed damages have not been quantified.

Marion Hecht as Receiver for Joseph Forte, L.P.

On December 21, 2010, Marion Hecht, as Receiver for Joseph Forte, L.P. (the “Partnership”), filed a complaint against MFGI in the United States District Court for the Eastern District of Pennsylvania that alleges one claim of negligence. Specifically, the complaint alleges that the Partnership had a trading account with MFGI and that MFGI violated its duties imposed by state law and under the Commodity Exchange Act by failing to recognize that the Partnership was not properly registered with the CFTC or the National Futures Association, or take reasonable action in response to a false claimed exemption, failing to require the Partnership to provide financial reports or other financial records, failing to make sufficient inquiries or take action regarding the registration when discrepancies in Partnership documents existed, failing to reasonably recognize or to take action upon the unusual activity in the Partnership account, and that MFGI’s conduct enabled the Partnership to operate a Ponzi scheme and cause damage to the investors. The Receiver claims MFGI caused losses in excess of $10.0 million.

In re: Agape World Inc. Bankruptcy

On January 28, 2011, Kenneth Silverman as Chapter 7 Trustee of Agape World, Inc. (a substantively consolidated bankruptcy estate of various Agape entities, collectively, “Agape”) filed a complaint against MFGI in the United States Bankruptcy Court, Eastern District of New York seeking to recover the transfers made by Agape to MFGI totaling $27.1 million plus any fees earned in connection with the trades. Specifically, the Trustee alleges that the transfers and the fees received by MFGI are recoverable as fraudulent conveyances because MFGL allegedly received these funds not in good faith. The basis for the alleged bad faith is that MFGI failed to conduct sufficient diligence when opening the account, failed to respond to red flags about how account principal Nicholas Cosmo was using Agape’s funds and failed to provide proper oversight and monitoring which, if conducted, would have caused termination of the accounts and trading, and prevented losses to the investors.

German Introducing-Broker Litigation

In recent years, two of our subsidiaries have been named as defendants in numerous lawsuits filed in German federal courts by plaintiffs who had accounts introduced by German introducing brokers. Plaintiffs allege that the introducing brokers had contractual relationships with the two subsidiaries, and executed equity options and other derivatives transactions for them through the subsidiaries, and that the subsidiaries should be liable for certain alleged tortious acts of both the introducing brokers and the subsidiaries. Plaintiffs seek to recover investment losses, statutory interest, attorney’s fees and costs. The Company has not conducted retail business through German introducing firms since 2006. None of the damages claimed by any individual claimant is material and to date many of the claims have been settled or adjudicated with minimal impact on us, however, the number of these lawsuits has increased in the past year. In addition, in 2010, the German Supreme Court ruled in favor of plaintiffs in a similar case against another firm and since that time the trend in cases involving our subsidiaries has increasingly been to find foreign clearing brokers liable for the alleged tortious conduct of local introducing brokers.

Other Matters

In addition to the matters described above, our company and our subsidiaries currently are, and in the future may be, named as defendants or otherwise made parties to various legal actions and regulatory matters that arise in the ordinary course of our business. Aside from the matters described above under “Description of Particular Matters” and those reflected in the estimated range of reasonably possible losses, we do not believe, on the basis of management’s current knowledge and assessments, that we are party to any pending or threatened legal or regulatory matters that, either individually or in the aggregate, after giving effect to applicable accruals and any insurance coverage, will have a material adverse effect on our consolidated financial condition, operating results or cash flows.

ITEM 4. RESERVED

MF Global 2011 Form 10-K	33

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which shares of our common stock are traded is the NYSE. As of May 18, 2011, there were approximately 22 holders of record, which does not reflect those shares of common stock held beneficially or those shares held in a “street” name. Accordingly, the number of beneficial owners of our common stock exceeds this number. On May 18, 2011, the last reported sales price for our common stock on the NYSE was $7.96 per share.

Common Stock Price Range

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported by the Consolidated Tape Association.

	2011		2010

	High	Low	High	Low

First quarter	$9.94	$5.69	$6.68	$4.13
Second quarter	7.74	5.38	7.84	4.88
Third quarter	8.64	7.10	8.22	5.88
Fourth quarter	9.28	7.75	8.93	6.10

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

34	MF Global 2011 Form 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cumulative Total Return

The following chart shows a comparison of cumulative total return for our shares of common stock, the NYSE Composite Market Index, the Morningstar Capital Markets Index and the Hemscott National Investment Brokerage Index. The Morningstar Capital Markets Index has been added from previously disclosed graphs because the Hemscott Investment Brokerage Index will be discontinued during the next year. The total stockholder return assumes $100 invested on July 20, 2007 and assumes all dividends are reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN

MF Global 2011 Form 10-K	35

PART II

ITEM 6. SELECTED FINANCIAL DATA

ITEM 6. SELECTED FINANCIAL DATA

The following tables present certain selected financial data for our business. These tables should be read in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	YEAR ENDED MARCH 31,

(Dollars in millions, except per share and share amounts)	2011	2010	2009	2008	2007 (1)

Statement of Operations
Revenues
Commissions	$1,433.9	$1,386.0	$1,642.4	$2,014.8	$1,666.5
Principal transactions	243.2	151.0	280.1	283.7	313.6
Interest income	516.5	415.3	816.6	3,440.0	4,010.1
Other	39.9	42.4	112.4	54.1	37.8

Total revenues	2,233.6	1,994.7	2,851.6	5,792.6	6,028.0
Interest and transaction-based expenses:
Interest expense	229.7	137.3	431.9	2,937.9	3,673.0
Execution and clearing fees	681.1	601.8	741.0	927.4	700.4
Sales commissions	253.7	240.6	252.0	291.0	275.9

Total interest and transaction-based expenses	1,164.5	979.7	1,424.9	4,156.3	4,649.3
Revenues, net of interest and transaction-based expenses	1,069.1	1,015.0	1,426.7	1,636.3	1,378.7

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	620.7	668.4	787.6	889.5	833.9
Employee compensation related to non-recurring IPO awards	12.4	31.8	44.8	59.1	—
Communications and technology	134.4	118.6	122.6	118.7	102.2
Occupancy and equipment costs	51.2	39.4	44.8	35.6	29.8
Depreciation and amortization	44.4	55.1	57.8	54.8	46.8
Professional fees	75.2	85.6	97.9	80.7	50.3
General and other	117.2	115.7	102.5	112.2	97.4
PAAF legal settlement	—	—	—	76.8	—
Broker related loss	—	—	—	141.0	—
IPO-related costs	—	0.9	23.1	56.1	33.5
Restructuring charges	25.5	—	—	—	—
Impairment of intangible assets and goodwill	19.8	54.0	82.0	—	—

Total other expenses	1,101.0	1,169.5	1,363.1	1,624.6	1,193.9
Gains on exchange seats and shares	2.7	8.5	15.1	79.5	126.7
Net gain on settlement of legal proceeding	—	—	—	—	21.9
Loss on extinguishment of debt	4.1	9.7	—	18.3	—
Interest on borrowings	42.9	39.7	68.6	69.3	43.8

(Loss)/ income before provision for income taxes	(76.3)	(195.4)	9.9	3.6	289.7
Provision/ (benefit) for income taxes	5.2	(56.3)	41.9	66.6	100.0
Equity in income/ (loss) of unconsolidated companies (net of tax)	2.7	3.8	(16.2)	(1.7)	0.1

Net (loss)/ income	(78.8)	(135.3)	(48.1)	(64.7)	189.7
Net income attributable to noncontrolling interest (net of tax)	2.4	1.7	1.0	4.9	1.7

Net (loss)/ income attributable to MF Global Holdings Ltd.	$(81.2)	$(137.0)	$(49.1)	$(69.5)	$188.0

36	MF Global 2011 Form 10-K

PART II

ITEM 6. SELECTED FINANCIAL DATA

	YEAR ENDED MARCH 31,

(Dollars in millions, except per share and share amounts)	2011	2010	2009	2008	2007 (1)

Weighted average number of basic shares outstanding (2)	154,405,951	123,222,780	121,183,447	115,027,797	103,726,453
Weighted average number of diluted shares outstanding (2)	154,405,951	123,222,780	121,183,447	115,027,797	103,726,453
Basic (loss)/earnings per share (3)	$(1.00)	$(1.36)	$(0.58)	$(0.60)	$1.81
Diluted (loss)/earnings per share (3)	$(1.00)	$(1.36)	$(0.58)	$(0.60)	$1.81
Dividends declared per share (4)	$—	$—	$—	$0.01	$0.03

Balance Sheet Data
Total assets	$40,541.6	$50,966.1	$38,835.6	$49,254.9	$51,670.3
Long-term borrowings	414.1	499.4	938.0	—	594.6

(1)

Prior to July 1, 2007 our financial statements were prepared on a combined basis in conformity with U.S. GAAP as if we had existed on a stand-alone basis. The combined financial statements were carved out from Man Group and include our accounts and our majority and wholly owned subsidiaries, in each case using the historical basis of accounting for the results of operations and assets and liabilities of the respective businesses.

(2)

The weighted average number of shares of common stock outstanding for periods prior to the reorganization and separation is calculated using the number of shares of common stock outstanding immediately following the reorganization and separation.

(3)	Net earnings per share for fiscal 2007 is calculated by dividing historical net income by the weighted average number of shares of common stock outstanding (basic and diluted) during fiscal 2007.
(4)

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

MF Global 2011 Form 10-K	37

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Holdings Ltd. and its consolidated subsidiaries (the “Company”, “we”, “us” or “our”). Our MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes, included elsewhere in this Annual Report on Form 10-K.

Business Overview

We are one of the world’s leading brokers in markets for commodities and listed derivatives. We provide access to more than 70 exchanges globally and are a leader by volume on many of the world’s largest derivatives exchanges. We are also an active broker-dealer in markets for commodities, fixed income securities, equities, and foreign exchange. We are one of 20 primary dealers authorized to trade U.S. government securities with the Federal Reserve Bank of New York. In addition to executing client transactions, we provide research and market commentary to help clients make trading decisions as well as clearing and settlement services. We are also active in providing client financing and securities lending services.

We are headquartered in the United States, and have operations globally, including in the United Kingdom, Australia, Singapore, India, Canada, Hong Kong and Japan, as well as other countries. Our diversified global client base includes a wide range of institutional asset managers and hedge funds, professional traders, corporations, sovereign entities, and financial institutions. We also offer a range of services for individual traders and introducing brokers.

We have organized our business on a global basis to offer clients an extensive array of products across a broad range of markets and geographies. We seek to tailor our offerings from market to market to meet the demands of our clients by providing the most compelling products and services possible, while remaining within the regulations of a particular jurisdiction. We execute transactions for a large and diverse group of institutional and retail clients, including broker-dealers and other financial institutions, corporations, hedge funds and other assets managers, government entities and sovereign institutions, and professional traders, and we also provide a number of prime services, including clearing, settlement and portfolio reporting and record-keeping services. We provide our execution services for five broad categories of products, consisting of commodities, equities, fixed income, foreign exchange, and listed futures and options. We also provide financing and securities lending services and other prime services to select clients, including a number of other broker-dealers. We operate and manage our business as a single operating segment. We do not manage our business by services or product lines, market types, geographic regions, client segments or any other exclusive category. As management continues to implement its strategy to reorganize our business model into the four lines of business discussed below, we may change our reporting and disclosures in the future to reflect the segmentation of our business.

As discussed below under “—Significant Business Developments—Our Strategic Plan,” over the past year, we have begun the process of transforming our company into a commodities and capital markets—focused investment bank. As part of this change, we anticipate that principal transaction revenue both from revenue generated as part of our developing market making and client facilitation business, as well as revenue generated from proprietary activities will increase, both in absolute size as well as a percentage of our total revenue. Also, our qualitative and quantitative disclosures about market risk, and in our risk factors, our strategic plan and, in particular, the increasing amount of the principal transaction activities we engage in—both as to market making and client facilitation as well as proprietary activities will change the level of market risk to which we are exposed. See “Item 1A. Risk Factors,” “—Liquidity and Capital Resources,” and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk—Market Risk” elsewhere in this Annual Report.

We derive revenues from three main sources: (i) commissions generated from execution and clearing services; (ii) principal transactions revenue, generated both from client facilitation and proprietary activities, and (iii) net interest income from cash balances in client accounts maintained to meet margin requirements as well as interest related to our collateralized financing arrangements and principal transactions activities.

Consistent with trading activity on major exchanges, the total volume of exchange-traded futures and options we executed and/or cleared increased 12.8% to 1,891.4 million contracts in fiscal 2011 from 1,676.5 million contracts in fiscal 2010. This is as a result of improved global market conditions as compared to fiscal 2010, and increased client activity driven by the volatility in the currency markets and uncertainty in European and Japanese markets. For a discussion of the manner in which we calculate our volumes, see “—Factors Affecting our Results—Trading Volumes and Volatility”.

Significant Business Developments

OUR STRATEGIC PLAN

In fiscal 2011, senior management introduced and began implementing a new strategic direction for our company. Under our new strategic plan, we intend to transform our business from a broker to a commodities and capital markets focused investment bank during the next three to five years.

We have assessed the opportunities in the marketplace and are reshaping our company to take advantage of several trends in the market for financial services. For example, the financial services industry continues to consolidate and the largest global investment banks and brokerage firms have increased their scale of operations, while at the same time new and proposed regulations and other trends have forced global banks to de-leverage and reduce risks on their balance sheets. We believe that one result of these developments is that large investment banks have focused their attention, energy and capital on their largest clients, creating opportunities for us to service smaller and mid-sized clients that are currently overlooked by larger firms.

Our strategic plan is designed to leverage our company’s strengths, including our heritage and expertise in commodities trading and our broad global footprint. Our plan includes reorganizing our business into the following four categories in the short to medium term:

38	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Markets

We provide institutional clients with access to, liquidity in, and insight into commodities, equities, fixed income and foreign exchange, as well as futures and options markets. We will build on our strong position in the brokerage business by deepening our involvement in certain markets, by extending our involvement as a principal to facilitate more of our client’s transactions and widening our range of services. Although we have frequently taken a principal position to facilitate clients complete trades and, in the past year, have begun to trade for our own account, we intend to expand our role in market making and principal trading, and to use our capital to trade on a proprietary basis. This year we established a principal strategies group and expanded our principal trading activities. Over the longer term, we intend to complement this expanded role in principal trading by participating in other elements of traditional investment banking, including underwriting new issues of securities, structuring trades and providing advisory services to issuers, with a continuing focus on the commodities and natural resources markets.

Retail Services

We have developed a substantial retail business, built through the acquisition and development of retail businesses in various markets, and which offer assorted products under several brand names. We have now initiated the process of transforming these of activities into a consolidated, centrally managed, global business operating under a unified global brand. We will continue to focus on high net worth individuals, self-directed traders, individual traders seeking broker assistance and introducing brokers. We plan to develop an integrated platform on which clients can pursue their trading and investing objectives in a broad range of markets, instruments and currencies through an efficient, single point of access. We believe that delivering a unified global platform, broad product offerings and worldwide market connectivity will differentiate us from our competitors in the retail space.

Prime Services

We intend to undertake a substantial realignment of our clearing and financing activities to further diversify the company’s revenue streams. In this area, we intend to consolidate our management focus to take advantage of our scalable infrastructure to deliver solutions to clients. We believe that clearing services are increasingly attractive to a substantial number of clients underserved by large global banks and firms that would prefer to outsource these activities rather than make the extensive capital investments required to self-clear. As financial services regulatory reform places increased emphasis on centralized clearing, we believe that we have the capabilities to meet expanding demand for global clearing expertise. Furthermore, we believe that we are well positioned to grow our clearing services activities, given our global footprint on more than 70 exchanges around the world and our extensive experience providing clearing solutions to clients in a variety of asset classes.

Asset Management

In the future, we intend to diversify our revenue base and generate fee income by providing clients with access to managed products through an asset management business. We will examine strategic opportunities to develop an asset management capability that leverages our core competencies in commodities trading. There has been growing investor interest in alternative investment vehicles, and we believe this area represents an important opportunity for us. Over time, we intend to leverage our skills and our brand to build a family of alternative investment vehicles.

For additional discussion regarding risks related to the execution and development of our strategy see “Item 1A. Risk Factors.”

REPURCHASE OF 9% CONVERTIBLE NOTES

In March 2011, we repurchased $7.9 million in aggregate principal amount of our outstanding 9.00% Convertible Senior Notes due 2038 (the “9% Convertible Notes”) in the open market. We paid cash in the amount of $9.6 million and recorded a loss on the early extinguishment of debt of $1.4 million, which includes the accelerated amortization of debt issuance costs of approximately $0.5 million. After the repurchase, $187.8 million in aggregate principal amount of 9% Convertible Notes remain outstanding. See Note 10 to our consolidated financial statements for further details.

ISSUANCE OF 1.875% CONVERTIBLE NOTES

On February 11, 2011, we completed an offering of $287.5 million aggregate principal amount of our 1.875% Convertible Senior Notes due 2016 (the “1.875% Convertible Notes”). In connection with the issuance of the 1.875% Convertible Notes we entered into privately negotiated convertible bond hedge and warrant transactions with the intention of minimizing the potential dilutive impact of any future conversions of the 1.875% Convertible Notes. We used approximately $27.5 million of the net proceeds from the offering of the 1.875% Convertible Notes to pay the cost of the convertible bond hedge transactions after such cost was partially offset by the aggregate proceeds of approximately $36.5 million from the warrant transactions, which were recorded in Equity on the consolidated balance sheet. In addition, we used $150.5 million of the remaining net proceeds to repay outstanding indebtedness under the liquidity facility (as referenced below). See Note 10 to our consolidated financial statements for further details.

OFFER TO EXCHANGE

On July 15, 2010, we completed our offer to exchange any and all of our outstanding 9% Convertible Notes and 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”) for shares of our common stock, par value $1.00 per share (“Common Stock”), and a cash premium (which we refer to as the “Exchange Offer”). As of the expiration of the Exchange Offer, 1.1 million shares of Series B Preferred Stock ($109.6 million in aggregate liquidation preference) were validly tendered and we issued 10.5 million shares of Common Stock, paid a cash premium of $48.8 million and paid accrued dividends of $1.8 million. The cash premium is presented as a deemed dividend in the consolidated statement of operations to calculate Net loss applicable to common shareholders. In addition, $9.3 million in aggregate principal amount of the 9% Convertible Notes were validly tendered and we issued 0.9 million shares of Common Stock, paid a cash premium of $4.5 million and paid accrued interest of $0.1 million. We recorded a loss on extinguishment of debt of $2.7 million as a result of exchanging our 9% Convertible Notes for cash and Common Stock. See Notes 10 and 12 to our consolidated financial statements for further details.

MF Global 2011 Form 10-K	39

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY FACILITY

At March 31, 2010, we had a $1,500.0 million five-year unsecured committed revolving credit facility (the “liquidity facility”) with a syndicate of banks. On June 29, 2010, we amended our liquidity facility to (i) permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) extend the lending commitments of certain of the lenders by two years, from June 15, 2012 to June 15, 2014. Aggregate commitments under the amended liquidity facility are $1,200.9 million of which $689.6 million terminates on July 15, 2014 and $511.3 million terminates on June 15, 2012. In connection with the amendment, we paid a one-time fee of $6.8 million to the lenders. In February 2011, we repaid $150.5 million of the outstanding balance on our liquidity facility with the proceeds from the issuance of the 1.875% Convertible Notes, as discussed above. In March 2011, for purposes of prudent liquidity management, we borrowed $75.0 million from the liquidity facility, which was subsequently repaid in April 2011. As of March 31, 2011, $367.0 million, which we classify as short term debt, was outstanding under the liquidity facility with the remainder available to us. See Note 10 to our consolidated financial statements for further details.

EQUITY OFFERING

On June 8, 2010, we completed a public offering and sale of 25,915,492 shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. We received $174.3 million in proceeds, net of an underwriting discount and other associated costs. We used the net proceeds from the equity offering to pay all fees and expenses that we incurred in connection with the Exchange Offer discussed above and we used the remainder of the net proceeds for general corporate purposes. See Note 2 to our consolidated financial statements for further details.

RESTRUCTURING

During the first quarter of fiscal 2011, we completed a critical assessment of our cost base, including reviews of our compensation structure and non-compensation expenses and as a result of this evaluation, we reduced our workforce by 12%. In addition, in the fourth quarter of fiscal 2011, management announced a new strategic business model which required the realignment of existing resources, and as a result we further reduced our headcount by 6%. As a result of both of these plans, we recorded restructuring charges of $25.5 million during fiscal 2011. These charges include $23.4 million for severance and other employee compensation costs and $2.1 million for contract termination costs related to office closures. The employee terminations occurred mainly in North America and Europe. As of March 31, 2011, we paid approximately $22.6 million in restructuring costs and have a remaining accrual of $2.9 million, substantially all of which will be paid out within one year. Although we have reduced headcount overall as compared to fiscal 2010, we have also strategically hired personnel in anticipation of fully implementing our new business model. As of March 31, 2011, we anticipate that the restructuring actions taken during fiscal 2011, will result in compensation expense savings, however when coupled with additional personnel hired in 2011, these actions together are estimated to save approximately $67.0 million of net compensation expense, on an annualized basis. See Note 2 to our consolidated financial statements for further details.

ISSUANCE OF NON-CUMULATIVE CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE NOTES

In June 2008, we completed the issuance and sale of (i) $150.0 million aggregate principal amount of our 9% Convertible Notes and (ii) $150.0 million in aggregate liquidation preference of our Series B Preferred Stock. In August 2008, the initial purchasers of the Convertible Notes exercised their option to purchase an additional $60.0 million aggregate principal amount of such notes. In March 2009, we completed our cash tender offer to repurchase all of our then outstanding $210.0 million 9% Convertible Notes at a purchase price equal to $0.64 per $1.00 of the principal amount, plus accrued interest. We validly repurchased $5.0 million aggregate principal amount of the 9% Convertible Notes. We paid $3.3 million in cash including accrued interest and related bank fees.

ISSUANCE OF CUMULATIVE CONVERTIBLE PREFERRED STOCK AND BACKSTOP COMMITMENT

We signed a definitive agreement, dated as of May 20, 2008 and as amended on June 10, 2008, which we refer to as the “backstop commitment”, with an affiliate of J.C. Flowers & Co. LLC in which J.C. Flowers agreed to provide a commitment of up to $300.0 million toward the sale of equity or equity-linked securities. Under the terms of the backstop commitment, on July 18, 2008, J.C. Flowers purchased $150.0 million in aggregate liquidation preference of a new series of equity securities in the form of cumulative convertible preferred stock, Series A, or the Series A Preferred Stock. In February 2010, we entered into a Transfer Agreement with JCF Fund II, whereby JCF Fund II and certain controlled affiliates transferred their ownership interest in the Series A Shares to JCF MFG Holdco LLC (“JCF LLC”), another controlled affiliate, and JCF LLC agreed to be bound by certain terms and conditions of the investment agreement. For this purpose, the term “controlled affiliate” means a controlled affiliate of J.C. Flowers, of which JCF Fund II is a controlled affiliate. See Note 12 to our consolidated financial statements for further details.

TWO-YEAR TERM FACILITY

On July 18, 2008, we entered into a credit agreement with several banks that provided for a two-year, $300.0 million unsecured term loan facility (the “Two-Year Term Facility”), which enabled us to prepay loans under our previously outstanding bridge facility that were otherwise due and payable on December 12, 2008. On April 16, 2009, we paid the outstanding balance of $240.0 million on the Two-Year Term Facility ahead of its maturity date of July 16, 2010 thus terminating all remaining obligations under the Two-Year Term Facility. During fiscal 2010, in connection with the early repayment of the Two-Year Term Facility, we recorded a loss on extinguishment of debt of $9.7 million related to the accelerated amortization of debt issuance costs.

PARABOLA/TANGENT

On May 6, 2009, a High Court Judge in the U.K. ruled that MF Global UK Ltd. was vicariously liable to pay damages and claimants’ costs to Parabola Investments Limited and Aria Investments Limited. We appealed the decision. An expense of $8.0 million was recorded in fiscal 2009 in connection with this litigation, based on the judgment rendered, after adjusting for insurance proceeds of $23.5 million. In May 2010, the Court of

40	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Appeals denied our appeal and affirmed the judgment. We are considering our options for further appeal to the Supreme Court.

Factors Affecting Our Results

The global business environment directly affects our results of operations. Our results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, our business has been impacted by turmoil in global markets during fiscal 2010 and improvement in certain financial markets during fiscal 2011. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth, the solvency of certain European sovereign nations and inflation, while in some instances certain markets have begun to recover during fiscal 2011. In addition, the global equity markets experienced a significant appreciation during fiscal 2011 and are significantly up from year-ago levels. Mortgage and corporate credit spreads widened in the first half of fiscal 2010, narrowed subsequently, but have begun to widen again, and the U.S. dollar appreciated against the Euro and British pound in the first half of fiscal 2010 and again in the first quarter of fiscal 2011, before depreciating in the remainder of fiscal 2011. Furthermore, short-term interest rates have continued to remain very low over the past year, and as a result our net interest income has been negatively affected over the same period. All of these factors have contributed to our results for the periods presented. Our revenues are dependent on the volume of client transactions we execute and clear and the volatility in the principal markets in which we operate, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

Our trading volumes are particularly dependent on our clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Historically, higher price volatility increases the need for certain clients to manage price risk and creates opportunities for speculative trading for others. Although higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. During times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen during fiscal 2010 and 2009, extreme volatility and widespread uncertainly can impact the client’s ability to take on or maintain positions, which has the effect of decreasing volumes.

In addition to affecting trading volumes of exchange-traded and OTC derivative products, moderate to high levels of volatility can affect our market making and client facilitation business, as our clients either seek more risk exposure or limit their risk exposure at such levels. Furthermore, volatility in markets may also create investment and trading opportunities for our principal strategies group.

The total volume of exchange-traded futures and options transactions we executed and/or cleared increased 12.8% to 1,891.4 million contracts in fiscal 2011 from 1,676.5 million contracts in fiscal 2010. All volume statistics presented herein for fiscal 2011 and 2010 include exchange-traded futures and options contract volumes as derived from our reporting systems, excluding intercompany volumes. We are continuing to enhance our reporting systems in order to improve the analysis of operating data generated by our business.

Interest

Our net interest income, calculated as interest income less interest expense, is directly affected by the spread between short-term interest rates we pay our clients on their account balances and the short-term interest rates we earn from cash balances we hold as well as the duration of the portfolio of client balances invested. Client balances can be impacted by a variety of market factors, including changes in margin requirements at exchanges, market volatility, declining asset values, as well as changes in the composition of margin. Clients, for example, may elect to deposit securities, rather than cash, as margin, which will result in a reduction in our client balances because the securities deposited as margin are not carried on our balance sheet. As a result of these market factors, client balances fluctuate, often significantly, from day to day and may not be indicative of future business.

Our net interest income is also directly affected by interest earned in connection with principal transactions, such as fixed income, securities lending and collateralized financing transactions. While spreads on these transactions remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the narrowing of spreads experienced during fiscal 2010 and the slight widening of spreads during early fiscal 2011. Accordingly, we carefully monitor and seek to economically hedge our risk exposure as appropriate. In addition, a smaller portion of our interest income relates to client balances on which we do not pay interest and thus is directly affected by the absolute level of interest rates. As a result, our net interest income is impacted by the level and volatility of interest rates, as well as the duration of our portfolio investments made with client balances. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Included within interest income is the interest we earn on our excess cash. Our interest on borrowings is also affected by changes in interest rates, which could increase or decrease our interest expense on our variable rate debt. Accordingly, the historically low interest rates have negatively affected our net interest income and we cannot offer any assurance that interest rates will increase in the future. As we transform ourselves into a full-service broker-dealer and eventually an investment bank, we expect that the proportion of our net interest income earned in connection with principal transactions will increase relative to the interest we earn from our client’s cash balances.

Sources of Revenues

We derive our revenues from commissions, principal transactions, net interest income and other revenues.

MF Global 2011 Form 10-K	41

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMMISSIONS

Commissions are recorded on a trade-date basis as customer transactions occur and include transaction fees we earn for executing trades on an agency basis for clients that do not have clearing accounts with us and clear through another brokerage firm. We provide these services primarily to corporate and broker-dealer clients and asset managers. We charge a per-contract fee that is generally established at market rates and varies based on the product traded. We negotiate these fees individually with clients and as a result, our transaction rates generally vary among our clients. When we execute client trades on a principal basis in the OTC area, our commissions are included within the mark-up that we earn, and accordingly we record the mark-up from principal transactions under Principal transactions. The amount of fees we earn in any period fluctuates primarily based on the volume of client transactions and the types of products traded, and to a lesser extent on the rates we charge. These fees are also impacted by volume mix in different markets where rates differ.

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

PRINCIPAL TRANSACTIONS

We execute orders for our clients either on an agency or principal basis. When we execute for a client on an agency basis, we typically direct the order to an exchange or OTC market where it is matched with a corresponding order for execution. When we execute a client order on a principal basis, we take the other side of the trade for our own account to facilitate client orders. In some cases, we will simultaneously enter into an offsetting “back to back” trade with another party (which we refer to as “matched principal transactions”). In certain other cases, we will look to enter into offsetting trades or hedging positions with another party relatively quickly or we may retain the exposure for a longer period of time. In order to gain ongoing insight into market depth and liquidity, or to facilitate client transactions, we may also take positions in the market for our own account, and we may not always hedge such transactions. We may also enter into unhedged principal transactions in order to monetize our market views, an activity we increasingly engaged in during fiscal 2011. As part of our strategic plan, we expect to significantly increase our proprietary activities and to recognize more trading income as part of our ongoing activity for our clients in various markets, and to selectively increase our risk taking, while operating within the authority delegated by our Board of Directors. Principal transactions generally yield higher profit margins than commissions that we earn by executing client trades, but also subject us to greater risk. To a lesser extent, principal transactions also reflect revenues we earn from derivatives transactions we execute for our own account to hedge our corporate exposure to foreign currency and interest rate risk. Principal transactions do not include the net interest earned on related financing arrangements entered into as part of transactions that generate principal transaction revenues, although the net interest is an integral part of the profitability of the trade.

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

Because we act as principal, rather than as agent, in these transactions, we are required to record realized and unrealized gains and losses relating to these transactions. We also recognize in principal transactions any unrealized gains or losses on our equity swaps and CFDs, together with the unrealized gains and losses on the related matching equity hedges that are entered into on a matched-principal basis. Types of principal transaction activity include foreign exchange, metals, fixed income, equities and equity swaps.

We also record, as part of revenue from principal transactions, the gains on purchases of securities under agreements to resell (“resale agreements”) and sales of securities under agreements to repurchase (“repurchase agreements”) accounted for as sales and purchase transactions, and dividends earned or paid in our structured equity trading strategies. For a discussion of these resale and repurchase agreements, see “—Off-Balance Sheet Arrangements and Risk,” “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Disclosures about Market Risk—Risk Management” and “—Supplementary Data”. During fiscal 2011, we established a principal strategies group and expanded our principal trading activities. Over the longer term, we intend to complement this expanded role in trading by participating in other traditional investment banking activities, including underwriting new issues of securities, structuring trades and providing advisory services to issuers, with a continued focus on the commodities and natural resources markets.

We also enter into principal transactions in order to hedge our corporate exposure to foreign currency and interest rate risk. Our economic hedging transactions typically involve cash and

42	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

derivative products in the foreign exchange market and fixed income derivatives. We enter into derivative transactions to economically hedge our exposure to British pounds and other currencies in which we pay our expenses, including our employee compensation and related expenses. We may economically hedge forecasted expenditures in advance of payment. In addition, we enter into derivatives transactions to economically hedge our exposure to changes in interest rates, which could affect the revenues we earn on cash balances and collateralized refinancing transactions as well as our cost of borrowing. We may engage in more interest rate hedging transactions in the future. In accordance with our risk management policies, our hedging transactions do not fully offset our associated risk exposure.

We also enter into principal transactions to invest and manage our liquid corporate assets for asset-liability management purposes. Our investment transactions typically involve government and investment-grade corporate debt securities, agency securities as well as money-market funds. Profits and losses arising from all securities and commodities transactions entered into for our own account and risk are recorded on a trade date basis, including to a lesser extent from derivatives transactions executed for our own account to hedge foreign currency exposure. The net interest earned on the financing related to these investment transactions is recorded within net interest income. We do not separately amortize purchase premiums and discounts associated with proprietary securities transactions, as these are a component of the recorded fair value. Changes in the fair value of such securities are recorded as unrealized gains and losses within principal transactions.

NET INTEREST INCOME

Net interest income represents interest income less interest expense.

We earn interest income from investment of balances in our clients’ accounts, balances in our accounts, collateralized financing arrangements, such as securities lending and resale and repurchase agreements we enter into in conjunction with our principal transactions, and on the notional amounts of clients’ positions in CFDs. We also earn interest from investing our capital. We incur related interest expense in connection with many of the transactions from which we derive interest income including payments to customers.

Our net interest income is driven by the amount of client deposits placed with our brokerage operations, the level of prevailing interest rates, the duration of the investments on which we receive interest, the portion of client balances on which we do not pay interest, the level of secured financing transactions provided to our clients and the degree to which we are able to optimize our capital structure. Typically, the net interest that we earn is lower in a lower interest rate environment and higher in a higher interest rate environment.

Revenues from interest income principally represent interest we earn from the investment of client funds deposited with us as margin for trading activities, interest we earn on excess cash balances in our accounts and interest we earn from investing our capital. The majority of the interest income we earn relates to client balances on which we also pay interest to our clients, and therefore the net interest income we earn will depend on the spread between the rates we pay and the rates we earn. A portion of the interest income we earn relates to the client balances of some clients on which we do not pay interest. As a result, the interest income we earn on those client balances will depend on the absolute level of interest rates.

We also earn interest from collateralized financing arrangements, which include resale and repurchase agreements and securities borrowing or lending transactions we enter into in conjunction with our principal transactions. When we enter into resale transactions, we earn interest on the cash payment we make to clients in exchange for securities deposited with us as collateral under agreements to resell at future dates. Conversely, when we enter into repurchase transactions, we pay interest on the cash we receive in exchange for pledging securities we own or have received from clients and are permitted to repledge. The amount of interest we earn depends on client activity and the difference between the interest rate we pay to our clients on their cash collateral and the interest rate we receive from investing the cash received by, or the collateral deposited with, us. These transactions result in a gross-up of Interest income and Interest expense in our consolidated statements of operations, which are effectively netted as part of our revenues, net of interest and transaction-based expenses. Similarly, we enter into transactions where we borrow securities and pay related interest expense on the securities borrowed.

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

OTHER REVENUES

Other revenues consist of revenues we earn from normal business operations that are not otherwise included above. These types of revenues include:

•	certain ancillary services provided to clients;
•	fees charged to clients for the use of software products;
•	insurance proceeds on legal settlements and fees from prior years; and
•	profits or losses on the sale or disposal of fixed assets and other long-term investments.

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

MF Global 2011 Form 10-K	43

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

repurchase agreements and for securities we borrow. As discussed above, a substantial portion of our interest expense pertains to related client transactions from which we derive interest income but with respect to which we also incur interest expense. Our interest income and interest expense are effectively netted in our consolidated statements of operations as part of our revenues, net of interest and transaction-based expenses. The comparison of our period-to-period results described below also presents our interest income and interest expense on a net basis. For purposes of calculating revenues, net of interest and transaction-based expenses, interest expense excludes interest paid on short-term and long-term debt, which are recorded in other expenses.

TRANSACTION-BASED EXPENSES

Transaction-based expenses are variable expenses we incur directly to generate revenues from providing execution and clearing services and consist of (1) execution and clearing fees paid to third parties and (2) sales commissions paid to introducing brokers.

Execution and clearing fees reflect our costs of executing, clearing and settling trades on behalf of our clients. We pay execution- and clearing-related fees primarily to clearing brokers, exchanges, clearinghouses and regulatory and self-regulatory bodies at contractually agreed rates. These expenses are variable and depend on the volume of transactions we execute or clear through these third parties, the types of products traded and the markets in which the products are traded. Execution and clearing fees also include losses due to transactional errors.

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

OTHER EXPENSES

Other expenses consist of expenses relating to (1) employee compensation and benefits (excluding non-recurring IPO awards), (2) employee compensation and benefits related to non-recurring IPO awards, (3) communications and technology, (4) occupancy and equipment costs, (5) depreciation and amortization, (6) professional fees, (7) general and other, (8) IPO-related costs, (9) restructuring charges, and (10) impairment of intangible assets and goodwill.

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

Employee compensation and benefits also includes expenses related to awards granted to our employees under several stock-based incentive plans (excluding non-recurring IPO awards). In particular, our Long-term Incentive Plan (“LTIP”) provides for equity compensation awards in the form of stock options, restricted stock and restricted stock units to eligible producer and professional staff. Producer staff receive awards throughout the year at the same time as their earnouts, while professional staff generally receive awards on an annual basis. Stock compensation expense as a percentage of employee compensation and benefits (excluding non-recurring IPO awards) was 7.4%, 4.9% and 4.5% for fiscal 2011, 2010 and 2009, respectively.

Employee compensation and benefits related to non-recurring IPO awards refers to stock-based compensation expense for restricted stock and restricted stock units issued in connection with our IPO. During fiscal 2011, all remaining restricted stock and restricted stock units issued in connection with our IPO became fully vested. Employee compensation and benefits related to non-recurring IPO awards are considered non-recurring and directly attributable to the IPO.

The restricted stock units granted pursuant to the IPO awards vested in full on the third anniversary of the pricing of the IPO. The stock options granted pursuant to the IPO awards had an exercise price equal to the $30 IPO price of our shares of common stock and vested in equal installments over the three-year period and therefore were not exercisable for the first year following the IPO. In fiscal 2010 we initiated a tender offer that enabled eligible employees to exchange options that were granted to them at the time of our IPO for a lower number of restricted stock units. In connection with this tender offer, 3,301,162 options were tendered and exchanged for 284,455 restricted stock units. For additional information on this tender offer, see Note 13 of our consolidated financial statements.

We expect that our employee compensation and benefits expenses will vary from quarter to quarter due to the performance of our business, the hiring of additional employees associated with the growth of our business and the product and

44	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

geographic mix of our business, which affects our compensation structure. In addition, during fiscal 2011 we completed a reduction in workforce and initiated a cap on some bonus pools which we expect will result in future cost savings. However, we cannot assure you that all of these savings will be successfully realized as there may be unexpected events or overlooked or unknown contingencies that may cause us to alter our plans or reassess our estimates. As of March 31, 2011, we had 2,847 employees.

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

As a public company, we are subject to various reporting, corporate governance and regulatory compliance requirements, including the requirements of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing that Act, the Exchange Act, the NYSE listing standards and regulatory requirements such as the BASEL II capital adequacy framework and the Markets in Financial Instruments Directive. To continue to comply with these requirements, we expect to incur additional professional fees in fiscal 2012.

General and Other

General and other expenses consist of other expenses that have not been separately classified in our statement of operations. These types of expenses include, among other items, travel and entertainment, advertising, promotion, insurance premiums, bad debts, legal settlement costs, foreign currency transaction gains and losses, and general banking expenses. The amount of general and other expenses incurred by a particular team will impact the profitability of that team and, therefore, the amount of the production-based compensation received by its staff. We believe that this compensation structure encourages our producer staff to manage their travel and entertainment and other general expenses accordingly. General and other expenses for fiscal 2009 also included Refco integration costs that were incurred in connection with our acquisition of the Refco assets in November 2005, including retention costs and bonuses, redundancy and severance payments and professional fees. These costs did not reflect new contracts but rather the performance of previously existing agreements. General and other expenses are recognized on an accrual basis.

IPO-Related Costs

In connection with the reorganization, separation and recapitalization transactions during our initial public offering (“IPO”), we incurred legal, consulting and other non-recurring professional fees, including fees relating to implementing new reporting and corporate governance requirements, adapting our accounting systems and marketing activities undertaken as part of our rebranding effort. As we did not receive any proceeds from the IPO, these costs were expensed. The fiscal 2010 costs were primarily related to continuing compliance with the Sarbanes-Oxley Act. We did not record any IPO-related costs during fiscal 2011.

Restructuring

During the first quarter of fiscal 2011, we completed a critical assessment of our cost base, including reviews of our compensation structure and non-compensation expenses and as a result of this evaluation, we reduced our workforce. In addition, in the fourth quarter of fiscal 2011, management announced a new strategic business model which required the realignment of existing resources, and as a result we further reduced our headcount. We recorded restructuring charges during fiscal 2011 due to these plans. These charges include severance and other employee compensation costs as well as occupancy and equipment costs related to office closures. Although we have reduced headcount overall as compared to fiscal 2010, we have also strategically hired personnel in anticipation of fully implementing our new business model.

Impairment of intangible assets and goodwill

As discussed in Note 9 to our consolidated financial statements, during fiscal 2011, 2010 and 2009, we completed impairment testing of goodwill and identified triggering events that required an impairment analysis to be performed related to certain intangible assets. As a result of our analyses, we determined all of our goodwill and a portion of our intangible assets were impaired. Consequently, we recorded the impairment charge in our consolidated statements of operations.

MF Global 2011 Form 10-K	45

PART II

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

LOSS ON EXTINGUISHMENT OF DEBT

Loss on extinguishment of debt in fiscal 2011 was incurred as the result of the repurchase of some of our 9% Convertible Notes in the open market and the exchange of securities in the Exchange Offer, both discussed above. Loss on extinguishment of debt in fiscal 2010 resulted from the early repayment of the Two-Year Term Facility in April 2009, also discussed above. The losses have been disclosed separately within our consolidated statement of operations for fiscal 2011 and 2010.

INTEREST ON BORROWINGS

Interest on borrowings consists of interest expense incurred on borrowings from third parties, including third-party liquidity facilities. This interest expense is incurred separately from trading activities and client transactions. For a discussion of our borrowings, see Note 10 to our consolidated financial statements.

PROVISION/BENEFIT FOR INCOME TAXES

Our provision or benefit for income taxes includes all current and deferred provisions for federal, state, local and foreign taxes.

We account for income taxes under the asset and liability method prescribed by U.S. GAAP. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under applicable tax laws and rates. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion of the deferred tax assets will not be realized. Any increase or decrease in a valuation allowance could have a material adverse or beneficial impact on our income tax benefit or provision and net income or loss in the period in which the determination is made. Our effective income tax rate can vary from period to period, depending on, among other factors, the geographic and business mix of our earnings, the availability of losses, the level of non-deductible expenses and the effect of tax audits.

Our effective tax rates for fiscal 2011, 2010 and 2009 were (6.8%), 28.8% and 420.9% respectively. For fiscal 2009, the tax expense was impacted by the effects of certain non-deductible expenses, including the impairment of goodwill, an increase in the valuation allowance associated with deferred tax assets unlikely to be monetized, the impact of our reduced share price on the value of vested equity awards to employees and a greater percentage of income being generated in higher-tax jurisdictions. For fiscal 2010, our tax benefit was impacted by higher non-deductible expenses, increased valuation allowance, changes in uncertain tax positions, the impact of our reduced share price on the value of vested equity awards to employees and a greater percentage of our results in higher tax jurisdictions. Partially offsetting these items in fiscal 2010 were certain tax credits, reductions in tax liabilities related to prior years and a one-time benefit from the change in our corporate domicile. For fiscal 2011, the impact of our reduced share price on the value of vested equity awards to employees was partially offset by more of our income being earned in lower tax jurisdictions, a reduction in non-deductible expenses and the impact of the reduction in tax liabilities related to prior years. Our tax rate from ongoing operations for fiscal 2011 was 34.4%.

Man Group plc (“Man Group”), the entity from which we separated prior to our IPO, previously agreed to indemnify us against certain specified tax and other liabilities that may arise in connection with the reorganization and separation transactions during our IPO, subject to various limitations and conditions. To the extent that we incur a tax or other liability for which we are indemnified, our payment of the liability should generally be offset from a financial perspective by our receipt of the indemnity payments (subject to timing differences and the extent of the indemnification). Even if we are fully indemnified against a particular tax or other liability, however, our financial results of operations as reflected in our consolidated financial statements could be adversely affected. For accounting purposes, an indemnity payment would generally be treated as a net capital contribution to us from Man Group, and the incurrence of the related liability could reduce our net income as reported in our consolidated financial statements. The reorganization and separation transactions in connection with our IPO have caused us to incur tax liabilities for which we received the economic benefit of an indemnity payment under the tax matters deed. While those liabilities do not affect our cash flow, assuming we receive full indemnification, they do have a significant non-cash impact on our statement of operations for the period following the offering. The $75.7 million reorganization tax charge reflected in our results for fiscal 2008 and 2009 is one such case. While not all of this charge is required to be paid currently, we received $63.1 million to date from Man Group, including $8.1 million in fiscal 2009, and we have paid these deposits over to the relevant tax authorities.

Realization of deferred tax assets is dependent upon multiple variables including available loss carrybacks, future taxable income projections, the reversal of current temporary differences, and tax planning strategies. U.S. GAAP requires that we continually assess the need for a valuation allowance against all or a portion of our deferred tax assets. We are in a three-year cumulative pre-tax loss position at March 31, 2011 in many jurisdictions in which we do business. A cumulative loss position is considered negative evidence in assessing the realizability of deferred tax assets. We have concluded that the weight given this negative evidence is diminished due to significant non-recurring loss and expense items recognized during the prior three years, including IPO-related costs, asset impairments and costs related to exiting unprofitable business lines. We have also concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes three means by which we are able to fully

46	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

realize our deferred tax assets. The first is the reversal of existing taxable temporary differences. Second, we forecast sufficient taxable income in the carry forward period. We believe that future projections of income can be relied upon because the income forecasted is based on key drivers of profitability that we began to see evidenced in fiscal 2011. Most notable in this regard are plans and assumptions relating to the significant changes to our compensation structure implemented in fiscal 2011, increased trading volumes, and other macro-economic conditions. Third, in certain of our key operating jurisdictions, we have a sufficient tax planning strategy which includes potential shifts in investment policies, which should permit realization of our deferred tax assets. Management believes this strategy is both prudent and feasible. The amount of the deferred tax asset considered realizable, however, could be significantly reduced in the near term if our actual results are significantly less than forecast. If this were to occur, it is likely that we would record a material increase in our valuation allowance. Loss carryforwards giving rise to a portion of the overall net deferred tax asset either do not expire or expire no earlier than fiscal 2031.

We currently have deferred tax assets recorded on our consolidated balance sheets related to stock compensation awards issued in connection with the IPO. Due to declines in our stock price, the amount of these assets may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value; any shortfall will result in a charge to the income statement. During fiscal 2011, the shortfall of $35.1 million, of which $28.2 million was related to stock compensation awards issued in connection with the IPO, was recorded as tax expense in the consolidated statement of operations as we have no pool of windfall tax benefits.

EQUITY IN EARNINGS OF UNCONSOLIDATED COMPANIES (NET OF TAX)

Equity in earnings of unconsolidated companies includes our pro rata share of earnings for entities in which we own between 20% and 50% of the entity’s common equity and over which we have the ability to exert influence, although not control, relating to such entities’ operating and financial policies. As of March 31, 2011, we owned a 19.5% interest in Polaris MF Global Futures Co Ltd.

NONCONTROLLING INTEREST IN INCOME OF CONSOLIDATED COMPANIES (NET OF TAX)

We consolidate the results of operations and financial position of entities we control, but do not wholly own. We own 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Finance and Investment Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd. Earnings for these entities are consolidated on a post-tax basis.

Results of Operations

Basis of Presentation

We operate and manage our business on an integrated basis as a single operating segment. We derive our revenues principally from execution and clearing services we provide to our clients, including interest income related to providing these services, and from principal transactions. Although we provide these services to a diverse client base across multiple products, markets and geographic regions, we do not manage our business, allocate resources or review our operating results based on the type of client, product or trading market or the geographic region in which these services are provided. As management continues to implement its strategy to reorganize our business model into the four lines of business, we may change our reporting and disclosures in the future to reflect the realignment of our business. For information related to our geographic regions, see Note 17 to our consolidated financial statements.

On April 1, 2009, we adopted two new accounting standards each of which was effective for fiscal 2010 and interim periods within such fiscal year. These standards required retrospective application and resulted in an adjustment to prior period financial statements. The first standard discusses accounting for noncontrolling interests in consolidated financial statements and resulted in a $12.8 million increase to total equity for fiscal 2009 upon adoption. The second standard discusses accounting for convertible debt instruments that may be settled in cash upon conversions including partial cash settlements and resulted in a $0.4 million increase to Net loss attributable to MF Global Holdings Ltd., $1.0 million decrease to total assets, $7.0 million decrease to total liabilities and a $6.0 million increase to total equity for fiscal 2009 upon adoption.

Certain prior year amounts have been reclassified to conform to current year presentation. In the first quarter of fiscal 2011, we reclassified certain amounts in the statements of operations to better present our business transactions and explain our financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In total, for fiscal 2010 and 2009, $4.5 million and $8.6 million, respectively, was reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees and General and Other. In addition, all dividends earned or paid in structured equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For fiscal 2010 and 2009 the net reclassification made for dividends was $74.5 million and $7.5 million, respectively. These consolidated changes have been voluntarily reclassified by us and do not reflect an error or misstatement. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the respective reporting periods.

MF Global 2011 Form 10-K	47

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010:

	FOR THE YEAR ENDED MARCH 31,

(Dollars in millions, except per share and share amounts)	2011	2010	% Change

Revenues
Commissions	$1,433.9	$1,386.0	3.5%
Principal transactions	243.2	151.0	61.1
Interest income	516.5	415.3	24.4
Other	39.9	42.4	(5.9)

Total revenues	2,233.6	1,994.7	12.0

Interest and transaction-based expenses:
Interest expense	229.7	137.3	67.3
Execution and clearing fees	681.1	601.8	13.2
Sales commissions	253.7	240.6	5.4

Total interest and transaction-based expenses	1,164.5	979.7	18.9
Revenues, net of interest and transaction-based expenses	1,069.1	1,015.0	5.3

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	620.7	668.4	(7.1)
Employee compensation related to non-recurring IPO awards	12.4	31.8	(61.0)
Communications and technology	134.4	118.6	13.3
Occupancy and equipment costs	51.2	39.4	29.9
Depreciation and amortization	44.4	55.1	(19.4)
Professional fees	75.2	85.6	(12.1)
General and other	117.2	115.7	1.3
IPO-related costs	—	0.9	(100.0)
Restructuring charges	25.5	—	100.0
Impairment of intangible assets and goodwill	19.8	54.0	(63.3)

Total other expenses	1,101.0	1,169.5	(5.9)
Gains on exchange seats and shares	2.7	8.5	(68.2)
Loss on extinguishment of debt	4.1	9.7	(57.7)
Interest on borrowings	42.9	39.7	8.1

Loss before provision for income taxes	(76.3)	(195.4)	(61.0)
Provision/(benefit) for income taxes	5.2	(56.3)	(109.2)
Equity in income of unconsolidated companies (net of tax)	2.7	3.8	(28.9)

Net loss	(78.8)	(135.3)	(41.8)
Net income attributable to noncontrolling interest (net of tax)	2.4	1.7	41.2

Net loss attributable to MF Global Holdings Ltd.	$(81.2)	$(137.0)	(40.7)

Loss per share:
Basic	$(1.00)	$(1.36)
Diluted	$(1.00)	$(1.36)
Weighted average number of shares of common stock outstanding:
Basic	154,405,951	123,222,780
Diluted	154,405,951	123,222,780

48	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Revenues, net of interest and transaction-based expenses (“net revenues”), increased $54.1 million, or 5.3%, to $1,069.1 million for fiscal 2011 from $1,015.0 million for fiscal 2010. The increase was due in part to higher net revenues of $46.3 million generated from the investment of client funds and $54.7 million from increased principal transactions and related net interest revenue. The increase of $54.7 million in principal transactions was primarily driven by $85.3 million of revenues generated from certain repurchase transactions accounted for as sales, as well as increased structured equity trades revenue, offset by lower fixed income balances causing a $33.1 million decline in net interest generated from principal transactions and related financing transactions. In addition, principal transactions were also offset by decreases in foreign exchange and commodities transactions. See “—Supplementary Data” for further details. In addition, the increases in net revenues from the investment of client funds and principal transactions and related financing transactions were partially offset by a $31.4 million decrease in commissions, net of execution and clearing fees, a $13.1 million increase in sales commissions and a $2.5 million decrease in other revenues. The decrease in commissions, net of execution and clearing fees was due to a decrease in commissions on equity transactions and execution only futures and options, partially offset by an increase in introducing broker volumes and commodities trading. Despite the decrease in commissions, net of execution and clearing fees, we experienced a 12.8% increase in our total volumes of executed and/or cleared exchange-traded futures and option transactions to 1,891.4 million contracts for fiscal 2011 from 1,676.5 million contracts for fiscal 2010, because higher volume businesses more than offset the reductions in equities and futures and options trading. The increase of 214.9 million contracts in our total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of our primary products, markets and geographic regions, but was primarily due to increased clearing on transactions.

Other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $68.5 million, or 5.9%, to $1,101.0 million for fiscal 2011 from $1,169.5 million for fiscal 2010. The decrease was primarily due to a reduction of $47.7 million in employee compensation and benefits (excluding non-recurring IPO awards) which was the result of a decrease in headcount due to our restructuring and a change in our compensation structure. The decrease in our other expenses was also attributed to (i) a reduction of $34.2 million in impairment of intangible assets and goodwill, (ii) a reduction of $19.4 million of stock-based compensation expense on our equity awards issued in connection with the completion of our IPO, (iii) a reduction of $10.7 million in depreciation and amortization, and (iv) a reduction of $10.4 million in professional fees. These reductions for fiscal 2011 were partially offset by an increase of $25.5 million related to restructuring charges, an increase of $15.8 million in communications and technology costs, an increase of $11.8 million in occupancy and equipment costs and an increase in general and other of $1.5 million.

Loss before provision for income taxes decreased $119.1 million to $76.3 million for fiscal 2011 from $195.4 million for fiscal 2010. This was primarily due to a decrease in other expenses and increased net revenues as detailed above, as well as a $5.6 million decrease in loss on extinguishment of debt. The decrease in loss before provision for income taxes was partially offset by a $5.8 million decrease in gains on exchange seats and shares and an increase of $3.2 million in interest on borrowings.

Net loss decreased $55.8 million to $81.2 million for fiscal 2011 from $137.0 million for fiscal 2010. Net loss is impacted by the items discussed above, plus a change in the effective tax rate resulting from the impact of our share price on the value of vested equity compensation, which increased the tax provision by $35.1 million, a significant reduction in loss before provision for taxes as compared to fiscal 2010, generating more revenue in lower tax jurisdictions, and a decrease in tax liabilities related to prior years.

Revenues

Commissions

Commissions increased $47.9 million, or 3.5%, to $1,433.9 million for fiscal 2011 from $1,386.0 million for fiscal 2010. The increase was due to a 12.8% increase in our total volumes of executed and/or cleared exchange-traded futures and options transactions, which increased to 1,891.4 million contracts for fiscal 2011, compared with 1,676.5 million contracts for fiscal 2010. These increases were partially offset by decreases in commissions on equity transactions and trading in futures and options due to lower volumes. Commissions consist of both execution-only and cleared commissions. The increase in our transaction volumes and commissions was attributed to (i) increased volumes from middle market and smaller clients, which tend to be more profitable, due to increased trading activity as a result of the recovery of certain market, (ii) increased volumes from larger corporate customers as the recovering economic climate led them to re-evaluate their risk appetite, (iii) increases in trading by individual investor clients, and (iv) increases in professional trader volumes during fiscal 2011. Particularly, the increases in professional trader volume reduced our yields on our total trades, as commissions on professional traders do not increase in proportion to their volumes, which lead to higher volumes but lower margins.

Principal Transactions

Principal transactions increased $92.2 million, or 61.1%, to $243.2 million for fiscal 2011 from $151.0 million for fiscal 2010. The increase in principal transactions was attributable to an $89.7 million increase in fixed income and securities borrowing and lending revenue, which increased to $107.1 million for fiscal 2011 from $17.4 million for fiscal 2010. Of the $89.7 million increase in fixed income and securities borrowing and lending revenues, $85.3 million was generated from certain repurchase transactions that mature on the same date as the underlying collateral. These transactions are accounted for as sales and we de-recognize the related liabilities from our consolidated balance sheets, recognize a gain on the sale of the collateral assets, and record a forward repurchase commitment, in accordance with the accounting standard for transfers and servicing. For these specific repurchase transactions that are accounted for as sales, we maintain the exposure to the risk of default of the issuer of the underlying collateral assets, as well as margin calls, to the extent the value of the collateral decreases. These repurchase transactions will not result in additional revenues (but could result in losses) in future periods. For information about these forward repurchase commitments, see “—Off Balance Sheet Arrangements and Risk” and “Item 7A. Quantitative and Qualitative Disclosures

MF Global 2011 Form 10-K	49

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

about Market Risk—Disclosures about Market Risk—Risk Management.” The increase in principal transactions revenue was also attributed to increased structured equity trades revenue partially offset by decreased revenues earned in foreign exchange, equities and commodities markets.

Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $85.9 million compared to $119.0 million for fiscal 2011 and 2010, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how our management views the business, principal transactions revenues increased $54.7 million to $328.5 million from $273.8 million for fiscal 2011 and 2010, respectively. Principal transactions also include dividends earned and paid on equity positions we held as hedges to equity futures contracts purchased from customers through a central clearing counterparty. As we increase our client facilitation activities and engage in more proprietary transactions as we continue to implement our new strategic plan, our risk profile has and may continue to increase as we are exposed to more market and credit risk in certain areas. See “—Supplementary Data” for further information on principal transactions revenues as well as “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Interest Income, Net

Interest income, net, increased $8.8 million, or 3.2%, to $286.8 million for fiscal 2011 from $278.0 million for fiscal 2010. This increase was primarily due to an increase of $41.9 million in net interest generated from client payables and excess cash partially offset by a decrease of $33.1 million in net interest generated from principal transactions and related financing transactions. Net interest generated from client payables and excess cash increased to $200.9 million for fiscal 2011 from $159.0 million for fiscal 2010, driven by improved customer activity, increasing yields earned through extending durations and the slight recovery of the Fed funds effective interest rate and other global interest rates. This increase was partially offset by a decrease in our net interest generated from principal transactions and related financing transactions to $85.9 million from $119.0 million for fiscal 2011 and 2010, respectively. See “— Supplementary Data” for further information on the components of net interest income.

Other Revenues

Other revenues decreased $2.5 million, or 5.9%, to $39.9 million for fiscal 2011 from $42.4 million for fiscal 2010. This decrease was attributed to a $3.2 million decrease in clearing services income received from clients and other counterparties for the use of equity research, various trading systems, data and other professional staff and support services, which was partially offset by an increase of $1.9 million in facilities management and other fees. During fiscal 2011 we received a $2.8 million reimbursement of legal costs and interest related to the settlement of arbitration with Man Group plc, while during fiscal 2010 we received a $3.2 million settlement in relation to settlement of litigation regarding our prior acquisition of Refco assets.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees increased $79.3 million, or 13.2%, to $681.1 million for fiscal 2011 from $601.8 million for fiscal 2010. This increase was primarily due to a 12.8% increase in our volume of executed and/or cleared exchange-traded futures and options transactions to 1,891.4 million contracts for fiscal 2011 from 1,676.5 million contracts for fiscal 2010. During fiscal 2011, we experienced increased transaction volumes spread across many of our primary markets, products and geographic regions except for futures and options and equities. Our execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which decreased from 0.7% of revenues, net of interest and transaction based expenses, for fiscal 2010, to 0.4% of revenues, net of interest and transaction based expenses, for fiscal 2011.

Sales Commissions

Sales commissions increased $13.1 million, or 5.4%, to $253.7 million for fiscal 2011 from $240.6 million for fiscal 2010. This increase was due to increased trading activity as a result of the volatility and recovery of certain market conditions. Though specific arrangements with introducing brokers may vary, increased volumes from individual investor clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to those brokers. However, a large part of our business is not generated by introducing brokers and, therefore, not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excluding restricted stock and restricted stock units issued in connection with the IPO, which are referred to as “IPO awards”. Employee compensation and benefits (excluding IPO awards) decreased $47.7 million, or 7.1%, to $620.7 million for fiscal 2011 from $668.4 million for fiscal 2010. This decrease was primarily due to (i) reduced fixed compensation and headcount

50	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

from the newly implemented restructuring plan and (ii) reduced variable compensation expense paid to employees in connection with our expanded use of stock-based awards as payment for employees’ incentive compensation and our realignment of compensation to achieve certain net revenue ratios. These decreases were partially offset by a $5.2 million increase in severance expenses to $11.6 million for fiscal 2011 from $6.4 million for fiscal 2010 and a one-time expense in fiscal 2011 to discontinue certain U.K. fringe benefits.

Fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 65.9% for fiscal 2011 compared to 62.6% for fiscal 2010. Excluding severance costs, the ratio of fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 67.2% for fiscal 2011 compared to 63.2% for fiscal 2010. Employee compensation and benefits (excluding IPO awards) as a percentage of net revenues decreased to 58.1% for fiscal 2011 from 65.9% for fiscal 2010.

In December 2009, the U.K. government introduced legislation that imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010 and during fiscal 2011 we paid $3.0 million in respect of this tax. On December 17, 2010, the U.K.’s Financial Services Authority published its final text of its revised Code of Practice on remuneration. Some of our employees in the U.K. will be subject to these rules, which will affect the form of remuneration these employees can receive. For example, for certain employees, the new remuneration code requires the establishment of an appropriate ratio of fixed to variable compensation and requires that at least 40% of variable remuneration must be deferred, rising to 60% if variable remuneration exceeds £0.5 million. We are studying the new rules closely to assess their future impact upon our business.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

These expenses refer to stock-based compensation expense for restricted stock and restricted stock units issued in connection with our IPO. These expenses are recorded under the guidance of ASC 718 and also include other costs associated with the vesting of these awards. Employee compensation and benefits related to non-recurring IPO awards decreased $19.4 million, or 61.0%, to $12.4 million for fiscal 2011 from $31.8 million for fiscal 2010. During fiscal 2011, all remaining restricted stock and restricted stock units issued in connection with our IPO became fully vested and we do not expect to incur further costs in future periods.

Communications and Technology

Communications and technology expenses increased $15.8 million, or 13.3%, to $134.4 million for fiscal 2011 from $118.6 million for fiscal 2010. This increase was due to increased market data research and communications expenses, reflecting increased client trades during fiscal 2011 as compared to fiscal 2010 as well as the expansion of equities trading in the U.S. and Asia Pacific region. This caption also includes software licenses and costs related to our trading systems. Communications and technology, as a percentage of net revenues, increased to 12.6% for fiscal 2011 from 11.7% for fiscal 2010.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $11.8 million, or 29.9%, to $51.2 million for fiscal 2011 from $39.4 million for fiscal 2010, primarily due to higher costs as a result of additional leased office space in New York, Japan and London. Occupancy and equipment costs, as a percentage of net revenues, increased to 4.8% for fiscal 2011 from 3.9% for fiscal 2010.

Depreciation and Amortization

Depreciation and amortization decreased $10.7 million, or 19.4%, to $44.4 million for fiscal 2011 from $55.1 million for fiscal 2010, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2010, partially offset by an increase in depreciation expense on fixed assets related to the Oracle reengineering initiative. Depreciation and amortization, as a percentage of net revenues, decreased to 4.2% for fiscal 2011 from 5.4% for fiscal 2010.

Professional Fees

Professional fees decreased $10.4 million, or 12.1%, to $75.2 million for fiscal 2011 from $85.6 million for fiscal 2010, primarily due to a $7.2 million decrease in legal and consulting fees and a $3.2 million decrease in other professional fees. We continued to reduce professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions. Professional fees, as a percentage of net revenues, decreased to 7.0% for fiscal 2011 compared to 8.4% for fiscal 2010.

General and Other

General and other expenses increased $1.5 million, or 1.3%, to $117.2 million for fiscal 2011 from $115.7 million for fiscal 2010. This increase was primarily due to a $31.1 million increase in legal reserves and settlements and a $1.4 million increase in travel and entertainment expenses. The increase in legal reserves primarily relate to new reserves made for numerous legacy lawsuits filed by German retail clients for losses incurred through introducing broker relationships, and these new reserves were made following a recent development in German case law that began to affect our pending litigation outcomes. These increases were partially offset by a $16.1 million change in foreign currency transaction expenses, as reflected in a move to gains of $0.5 million during fiscal 2011 from losses of $15.6 million during fiscal 2010. The foreign currency transaction loss during fiscal 2010 included (i) a $4.1 million currency transaction loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $15.6 million currency transaction loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. In addition, expenses related primarily to trading membership leases and irrecoverable taxes decreased $3.8 million, our other operating expenses decreased $3.0 million, insurance premiums decreased $1.9 million, advertising expenses decreased $1.0 million, and bad debt expense decreased $5.3 million in fiscal 2011 from fiscal 2010. Bad debt decreased to 0.4% of net

MF Global 2011 Form 10-K	51

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

revenues for fiscal 2011 compared to 1.0% for fiscal 2010. General and other expenses, as a percentage of net revenues, decreased to 11.0% for fiscal 2011 from 11.4% for fiscal 2010.

IPO-related Costs

We incurred $0.9 million or 0.1% of our net revenues for fiscal 2010, in connection with the reorganization, separation and recapitalization transactions during our IPO, which we refer to as IPO-related costs. These costs consisted primarily of legal, accounting and consulting fees. Since we did not receive proceeds from the IPO, we expensed these costs. The fiscal 2010 costs were primarily related to continuing compliance with the Sarbanes-Oxley Act.

Restructuring Charges

During the first quarter of fiscal 2011, we completed a critical assessment of our cost base, including reviews of our compensation structure and non-compensation expenses and as a result of this evaluation, we reduced our workforce by 12%. In addition, in the fourth quarter of fiscal 2011, management announced a new strategic business model which required the realignment of existing resources, and as a result we further reduced our headcount by 6%. During fiscal 2011, due to these restructuring activities, we incurred costs of $25.5 million or approximately 2.4% of our net revenues. These costs consisted of severance expense and contract termination costs related office closures. Although we have reduced headcount overall as compared to fiscal 2010, we have also strategically hired personnel in anticipation of fully implementing our new business model. As of March 31, 2011, we anticipate that the restructuring actions taken during fiscal 2011, will result in compensation expense savings, however when coupled with additional personnel hired in 2011, these actions together are estimated to save approximately $67.0 million of net compensation expense, on an annualized basis.

Impairment of Intangible Assets and Goodwill

We recorded a total impairment charge of $19.8 million and $54.0 million, or approximately 1.9% and 5.3% of our net revenues in fiscal 2011 and 2010, respectively, based on our impairment testing of goodwill and certain intangible assets. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we therefore recorded a charge of $3.8 million and $3.4 million for fiscal 2011 and 2010, respectively, to write-off the entire amount of our goodwill. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

We also identified triggering events during fiscal 2011 and 2010 that required an impairment analysis to be performed related to certain intangible assets. Due to the decrease in expected cash flows from certain long-lived intangible assets related to higher customer attrition and lower velocity as originally estimated in the purchase accounting model, we concluded that such assets were not fully recoverable. As a result of our analyses, we recorded impairment charges of $16.0 million and $50.6 million for fiscal 2011 and 2010, respectively, related to customer relationships, technology assets and trade names.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares decreased $5.8 million to $2.7 million for fiscal 2011 from $8.5 million for fiscal 2010. These gains are unrealized gains and the amounts recorded are based on the fair market value movements of our remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, we do not expect to recognize material amounts of gains on seats and shares in future periods.

Loss on Extinguishment of Debt

Loss on extinguishment of debt decreased $5.6 million, or 57.7%, to $4.1 million for fiscal 2011 from $9.7 million for fiscal 2010. Loss on extinguishment of debt for fiscal 2011 was incurred as the result of (i) the Exchange Offer, in which some of our 9% Convertible Notes were exchanged for a cash premium and Common Stock, resulting in a loss on the early extinguishment of debt of $2.7 million in the second quarter of fiscal 2011 and (ii) our open repurchase of some of our 9% Convertible Notes, resulting in a loss on the early extinguishment of debt of $1.4 million in the fourth quarter of fiscal 2011. Loss on extinguishment of debt for fiscal 2010 was incurred as the result of the early repayment of a two-year term loan facility in April 2009. In repaying the two-year term loan facility prior to its scheduled maturity, we incurred a loss on the early extinguishment of debt of $9.7 million in the first quarter of fiscal 2010.

Interest on Borrowings

Interest on borrowings increased $3.2 million, or 8.1%, to $42.9 million for fiscal 2011 from $39.7 million for fiscal 2010. This increase was primarily due to higher levels of outstanding debt driven by the issuance of 1.875% Convertible Notes in the fourth quarter of fiscal 2011, borrowing from the liquidity facility during the third and fourth quarters of fiscal 2011 as well as an increase in facility fees resulting from the amendment of the liquidity facility, including a one-time fee of $6.8 million paid to the lenders which is amortized over the life of the facility. These increases were partially offset by lower interest payments on the reduced aggregate principal amount of outstanding 9% Convertible Notes as a result of the Exchange Offer in the second quarter of fiscal 2011. We intend to continue using, from time to time, the liquidity facility for the purposes of prudent liquidity management. Interest on borrowings, as a percentage of net revenues increased to 4.0% for fiscal 2011 from 3.9% for fiscal 2010.

52	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Provision for Income Taxes

Income tax expense increased $61.5 million to a tax provision of $5.2 million for fiscal 2011 from a tax benefit of $56.3 million for fiscal 2010. Our effective income tax rate was (6.8%) for fiscal 2011, as compared to 28.8% for fiscal 2010. The change in the effective tax rate results from the impact of our share price on the value of vested equity compensation (which increased the tax provision by $35.1 million), a significant reduction in the loss before provision for income taxes as compared to fiscal 2010, generating more revenue in lower tax jurisdictions, and a decrease in tax liabilities related to prior years. Our effective tax rate on ongoing operations (excluding discrete items) was approximately 34.4% for fiscal 2011 compared to 30.5% for fiscal 2010.

MF Global 2011 Form 10-K	53

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended March 31, 2010 Compared to the Year Ended March 31, 2009:

	FOR THE YEAR ENDED MARCH 31,

(Dollars in millions, except per share and share amounts)	2010	2009	% Change

Revenues
Commissions	$1,386.0	$1,642.4	(15.6)%
Principal transactions	151.0	280.1	(46.1)
Interest income	415.3	816.6	(49.1)
Other	42.4	112.4	(62.3)

Total revenues	1,994.7	2,851.6	(30.0)
Interest and transaction-based expenses:
Interest expense	137.3	431.9	(68.2)
Execution and clearing fees	601.8	741.0	(18.8)
Sales commissions	240.6	252.0	(4.5)

Total interest and transaction-based expenses	979.7	1,425.0	(31.2)

Revenues, net of interest and transaction-based expenses	1,015.0	1,426.7	(28.9)

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	668.4	787.6	(15.1)
Employee compensation related to non-recurring IPO awards	31.8	44.8	(29.0)
Communications and technology	118.6	122.6	(3.3)
Occupancy and equipment costs	39.4	44.8	(12.1)
Depreciation and amortization	55.1	57.8	(4.7)
Professional fees	85.6	97.8	(12.5)
General and other	115.7	102.5	12.9
IPO-related costs	0.9	23.1	(96.1)
Impairment of intangible assets and goodwill	54.0	82.0	(34.1)

Total other expenses	1,169.5	1,363.1	(14.2)
Gains on exchange seats and shares	8.5	15.1	(43.7)
Loss on extinguishment of debt	9.7	—	100.0
Interest on borrowings	39.7	68.6	(42.1)

(Loss)/income before provision for income taxes	(195.4)	9.9	(2,073.7)
(Benefit)/provision for income taxes	(56.3)	41.9	(234.4)
Equity in income/(loss) of unconsolidated companies (net of tax)	3.8	(16.2)	(123.5)

Net loss	(135.3)	(48.1)	181.3
Net income attributable to noncontrolling interest (net of tax)	1.7	1.0	70.0

Net loss attributable to MF Global Holdings Ltd.	$(137.0)	$(49.1)	179.0

Loss per share:
Basic	$(1.36)	$(0.58)
Diluted	$(1.36)	$(0.58)
Weighted average number of shares of common stock outstanding:
Basic	123,222,780	121,183,447
Diluted	123,222,780	121,183,447

54	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Our other expenses, which refer to our expenses other than interest and transaction-based expenses, decreased $193.6 million, or 14.2%, to $1,169.5 million for fiscal 2010 from $1,363.1 million for fiscal 2009. The decrease was primarily due to a reduction of $119.2 million in employee compensation and benefits (excluding non-recurring IPO awards) which correlates with decreased net revenues, a reduction in impairment of intangible assets and goodwill of $28.0 million, a reduction of $22.9 million related to lower IPO-related and Refco integration costs, a reduction of $13.0 million of stock-based compensation expense on our equity awards issued in connection with the completion of our IPO, a reduction of $12.2 million in professional fees, a reduction of $5.4 million in occupancy and equipment costs and a reduction of $4.0 million in communications and technology costs. These reductions for fiscal 2010 were partially offset by an increase in general and other expenses of $13.2 million. This increase in general and other expenses was due to $15.6 million in foreign exchange translation losses arising during fiscal 2010 compared to foreign exchange translation gains of $12.6 million for fiscal 2009, offset by a decrease of $9.9 million in bad debt expense.

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

Principal Transactions

Revenue from principal transactions decreased $129.1 million, or 46.1%, to $151.0 million for fiscal 2010 from $280.1 million for fiscal 2009. Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. Net interest income earned from these principal transactions and related financing transactions was $119.0 million for fiscal 2010 compared to $141.2 million for fiscal 2009. When factoring in net interest income from principal transactions and related financing transactions, which is how our management views the business, principal transactions revenues decreased $128.0 million, or 31.9%, to $273.8 million for fiscal 2010 from $401.8 million for fiscal 2009. The decrease in principal transactions was attributable to reduced matched principal brokerage in foreign exchange, equities and commodities markets which decreased from $224.5 million to $137.4 million for fiscal 2009 and 2010, respectively, as well as a reduction in fixed income revenue resulting from narrowing short-term credit spreads, which decreased from $34.5 million to $9.5 million for fiscal 2009 and 2010, respectively. See “—Supplementary Data” for further information on principal transactions revenues.

Interest Income, Net

Interest income, net, decreased $106.7 million, or 27.7%, to $278.0 million for fiscal 2010 from $384.7 million for fiscal 2009. This decrease was primarily due to declining interest rates and a

MF Global 2011 Form 10-K	55

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decrease in net interest generated from principal transactions and related financing transactions as described further below. The average federal funds rate in the United States decreased from 1.03% during fiscal 2009 to 0.15% during fiscal 2010. This contributed to net interest from client funds and excess cash decreasing $84.5 million from $243.5 million for fiscal 2009 to $159.0 million for fiscal 2010 due to (i) reduced rates earned on excess cash during fiscal 2010, (ii) narrower spreads earned on client funds as we reduced the duration of our investment portfolio of client balances from last year to ensure we had significant liquidity in the current volatile environment to meet client needs and (iii) clients withdrawing some of their excess cash since last year, consistent with the trend in the market, to increase their own liquidity during these volatile times. The decline in interest income, net, was also driven by a 15.7% decrease in net interest generated from principal transactions and related financing transactions from $141.2 million for fiscal 2009 to $119.0 million for fiscal 2010. This decrease was due to the narrower spreads earned by our fixed income products during fiscal 2010, consisting of both repurchase and resale transactions, and stock borrowing and lending activities. See “— Supplementary Data” for further information on the components of net interest income.

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

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excludes restricted stock and restricted stock units issued in connection with the IPO. Employee compensation and benefits (excluding IPO awards) decreased $119.2 million, or 15.1%, to $668.4 million for fiscal 2010 from $787.6 million for fiscal 2009. This decrease was primarily due to (i) reduced variable compensation paid to employees based on lower net revenues, volume and profit contributions, (ii) a reduction in termination expenses from $38.1 million for fiscal 2009 to $6.4 million for fiscal 2010, (iii) the $27.5 million write-down of upfront compensation costs, and (iv) reduced discretionary bonus expense of $11.7 million. Related to the write-down of upfront compensation costs, we commenced a strategic assessment of our cost base, including reviews of our compensation structure and non-compensation expenses. As a result of these reviews, we eliminated future service requirements on the majority of previously granted sign-on bonuses and other retention payments which resulted in a one-time write-down of upfront compensation payments. Related to the discretionary bonus expense, we have elected to expand our use of stock-based awards as payment for employees’ incentive compensation, which we believe will further align the interests of our employees with the interests of shareholders. Accordingly, during fiscal 2010, management decided to increase the percentage of compensation paid in three-year vesting stock awards, and reduced discretionary bonus expense by $11.7 million.

This overall 15.1% decrease was partially offset by increases in payroll expenses due to increased professional headcount. Fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 62.6% for fiscal 2010 compared to 41.9% for fiscal 2009. Excluding termination costs and the write-down of upfront compensation payments, the ratio of fixed producer and professional compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 65.9% for fiscal 2010 compared to 44.0% for fiscal 2009. Employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction-based expenses, increased to 65.9% for fiscal 2010 from 55.2% for fiscal 2009. Excluding termination costs and the write-down

56	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

of upfront compensation payments, employee compensation and benefits (excluding IPO awards), as a percentage of revenues, net of interest and transaction based expenses increased to 62.5% for fiscal 2010 from 52.5% for fiscal 2009.

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

Professional Fees

Professional fees decreased $12.2 million, or 12.5%, to $85.6 million for fiscal 2010 from $97.8 million for fiscal 2009, primarily due to $7.3 million of legal and consulting fees that are included in fiscal 2009 which were incurred in relation to a one-time broker-related loss in fiscal 2008. In addition, we reduced professional fees through enhanced internal accounting, legal and regulatory processes and by internalizing certain functions which are now partially reflected in increased professional headcount. Professional fees, as a percentage of revenues, net of interest and transaction-based expenses, increased to 8.4% for fiscal 2010 from 6.9% for fiscal 2009.

General and Other

General and other expenses increased $13.2 million, or 12.9%, to $115.7 million for fiscal 2010 from $102.5 million for fiscal 2009. This increase was due primarily to a $28.2 million variance in foreign currency translation expenses, as reflected in a move from gains of $12.6 million during fiscal 2009 to losses of $15.6 million during fiscal 2010. The foreign currency translation loss during fiscal 2010 included (i) a $4.1 million currency translation loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and (ii) a $15.6 million currency translation loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. In addition, our higher insurance premiums increased $0.5 million and non-trading related expenses increased $1.4 million. The increases in foreign currency expense, insurance premiums and non-trading related expenses were partially offset by lower travel and entertainment costs of $3.4 million, decreased legal settlements of $2.5 million, decreased Refco integration costs of $0.7 million as well as lower bad debt expense, which decreased from $19.7 million of expense for fiscal 2009 to $9.7 million for fiscal 2010. This decrease in bad debt expense was primarily due to the bankruptcy of Lehman Brothers and the resulting bad debt reserve established during fiscal 2009. Bad debts decreased to 1.0% of revenues, net of interest and transaction based expenses for fiscal 2010 compared to 1.4% for fiscal 2009. General and other expenses, as a percentage of revenues, net of interest and transaction-based expenses, increased to 11.4% for fiscal 2010 from 7.2% for fiscal 2009.

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

MF Global 2011 Form 10-K	57

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year costs are primarily related to continuing compliance with the Sarbanes-Oxley Act. We do not expect these costs to continue in future years.

Impairment of Intangible assets and Goodwill

We recorded a total impairment charge of $54.0 million and $82.0 million, or approximately 5.3% and 5.7% of our revenues, net of interest and transaction-based expenses in fiscal 2010 and 2009, respectively based on our annual impairment testing of goodwill and intangible assets. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we therefore recorded a charge of $3.4 million and $76.8 million for fiscal 2010 and 2009, respectively, to write-off the entire amount of our goodwill. We have an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess our goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

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

Provision for Income Taxes

Income taxes decreased $98.2 million from a tax provision of $41.9 million for fiscal 2009, to tax benefits of $56.3 million for fiscal 2010. Our effective income tax rate was 28.8%, down from 420.9% for fiscal 2009. The decrease in the effective tax rate results from (i) increased taxes offsetting the tax benefit, primarily from higher non-deductible costs, increased valuation allowance and uncertain tax position reserves, (ii) the impact of our share price on the value of vested equity compensation, and (iii) an increase in our operating results being earned in higher tax jurisdictions. Partially offsetting these items are certain tax credits, a one-time benefit due to our change in corporate domicile and reductions in prior year liabilities due to changes in tax law and the filing of our tax returns. Our effective tax rate on ongoing operations (excluding discrete items) was approximately 30.5% for fiscal 2010 compared to 38.8% for fiscal 2009.

58	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Supplementary Data

The table below calculates total principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	THREE MONTHS ENDED								YEARS ENDED MARCH 31,
	JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,

	2010	2009	2010	2009	2010	2009	2011	2010	2011	2010

Principal transactions, excluding revenues from investment of client payables	$69.4	$49.6	$41.8	$40.1	$42.2	$33.3	$89.2	$31.8	$242.6	$154.8
Net interest generated from principal transactions and related financing transactions	18.0	37.3	23.0	32.9	25.1	26.4	19.8	22.4	85.9	119.0

Principal transactions and related net interest revenue	$87.4	$86.9	$64.8	$73.0	$67.3	$59.7	$109.0	$54.2	$328.5	$273.8

The table below provides an analysis of the components of principal transactions:

	THREE MONTHS ENDED								YEARS ENDED MARCH 31,
	JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,

	2010	2009	2010	2009	2010	2009	2011	2010	2011	2010

Principal transactions, excluding revenues from investment of client payables	$69.4	$49.6	$41.8	$40.1	$42.2	$33.3	$89.2	$31.8	$242.6	$154.8
Principal transactions revenues from investment of client payables	(3.1)	0.1	3.4	1.2	(1.3)	(0.1)	1.6	(5.0)	0.6	(3.8)

Principal transactions	$66.3	$49.7	$45.2	$41.3	$40.9	$33.2	$90.8	$26.8	$243.2	$151.0

The table below provides an analysis of the components of net interest income:

	THREE MONTHS ENDED								YEARS ENDED MARCH 31,
	JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,

	2010	2009	2010	2009	2010	2009	2011	2010	2011	2010

Net interest generated from client payables and excess cash	$50.8	$34.8	$49.8	$31.7	$51.4	$44.5	$48.9	$48.0	$200.9	$159.0
Net interest generated from principal transactions and related financing transactions	18.0	37.3	23.0	32.9	25.1	26.4	19.8	22.4	85.9	119.0

Net interest income	$68.8	$72.1	$72.8	$64.6	$76.5	$70.9	$68.7	$70.4	$286.8	$278.0

The table below calculates net revenues from client payables and excess cash:

	THREE MONTHS ENDED								YEARS ENDED MARCH 31,
	JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,

	2010	2009	2010	2009	2010	2009	2011	2010	2011	2010

Net interest generated from client payables and excess cash	$50.8	$34.8	$49.8	$31.7	$51.4	$44.5	$48.9	$48.0	$200.9	$159.0
Principal transactions revenues from investment of client payables	(3.1)	0.1	3.4	1.2	(1.3)	(0.1)	1.6	(5.0)	0.6	(3.8)

Net revenues from client payables and excess cash	$47.7	$34.9	$53.2	$32.9	$50.1	$44.4	$50.5	$43.0	$201.5	$155.2

MF Global 2011 Form 10-K	59

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPURCHASE AGREEMENTS

The table below presents the ending balance, average and maximum of repurchase agreements accounted for as collateralized financing transactions in each quarterly period ended:

	JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,
	2010	2009	2010	2009	2010	2009	2011	2010
	(in billions)

Ending balance	$27.0	$28.5	$18.7	$32.4	$18.6	$31.3	$16.6	$29.1
Quarterly average	34.6	18.1	24.4	32.7	19.6	36.8	20.3	35.6
Quarterly maximum	42.0	28.5	28.4	33.5	20.3	39.8	23.9	39.8

The table below presents the amount, average and maximum of repurchase agreements qualifying for sales accounting in each quarterly period ended:

	JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,
	2010	2009	2010	2009	2010	2009	2011	2010
	(in billions)

Balances de-recognized	$4.1	$12.3	$4.0	$14.2	$7.6	$8.0	$14.5	$5.7
Quarterly average	4.4	12.8	3.0	13.3	5.8	11.9	11.3	6.6
Quarterly maximum	5.0	13.3	4.0	14.2	7.6	14.3	14.5	7.4

The movements in the notional size of these portfolios are the result of the tightening and expansion of spreads in the cash and repurchase markets. When there is less room for spreads between the two markets, there is less opportunity to take advantage of the anomalies in the market. In the year ended March 31, 2011 we expanded our trading in repurchase agreements qualifying for sales accounting as there were opportunities available in the European market.

Non-GAAP Financial Measures

In addition to our consolidated financial statements presented in accordance with U.S. GAAP, we use, both internally as well as in some of our discussions with investors, certain non-GAAP financial measures of our financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S. GAAP, and our presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. The non-GAAP financial measures we use are (1) non-GAAP adjusted income/ (loss) before provision for income taxes, which we refer to as “adjusted income/ (loss) before taxes”, (2) non-GAAP adjusted net income/ (loss), which we refer to as “adjusted net income/ (loss)”, (3) non-GAAP adjusted net income/ (loss) per adjusted diluted common shares, which we refer to as “adjusted net income/ (loss) per fully diluted share”, (4) non-GAAP adjusted employee compensation and benefits (excluding non-recurring IPO awards), and (5) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude certain of the following items from our consolidated statements of operations, each of which are discussed in greater detail below:

•	Certain legal reserves, settlements and related expenses
•	Restructuring charges
•	Impairment of intangible assets and goodwill
•	Stock compensation expense related to IPO awards
•	Severance and benefits expense
•	Loss on extinguishment of debt
•	U.K. bonus tax
•	Gains on exchange seats and shares
•	Write-down of upfront compensation payments
•	Foreign currency transaction losses and gains
•	February 2008 broker-related loss costs
•	IPO-related costs
•	Lehman bad debt
•	Other adjustments
•	Certain defined tax adjustments
•	USFE impairment loss
•	Deemed dividend resulting from the Exchange Offer

We do not believe that these items are representative of our future operating performance from normal operations. In particular, we exclude restructuring charges, stock compensation expense related to IPO awards, a U.K. bonus tax, the write-down of upfront compensation payments, costs associated with the February 2008 broker-related loss, IPO-related costs, Lehman bad debt and USFE impairment loss because we believe that they reflect losses or expenses arising from particular events that are not reasonably likely to recur. In addition, we exclude severance and benefits expense, loss on extinguishment of debt, certain legal reserves, settlements and related expenses, gains on exchange seats and shares, impairment of intangible assets and goodwill, foreign currency transaction losses and gains, certain defined tax adjustments, the deemed dividend resulting from exchange offer and other adjustments because we believe that these gains and losses do not reflect our operating performance and can make it difficult for our shareholders to understand and compare our past or future financial performance.

In addition, we may consider whether other significant items that arise in the future should also be excluded in calculating the non-GAAP financial measures we use. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

CERTAIN LEGAL RESERVES, SETTLEMENTS AND RELATED EXPENSES

We have excluded certain legal reserves, settlements and the related costs during fiscal 2011 related to the February 2008

60	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

broker-related loss class action suits and other cases. Among these cases, the most significant relate to lawsuits filed by former German retail clients for losses incurred through introducing broker relationships. For fiscal 2010, we excluded settlements related to three specific legal disputes. In fiscal 2009, we excluded reimbursement related to litigation with Philadelphia Alternative Asset Fund Ltd. The February 2008 broker-related loss relates solely to the unauthorized trading event in fiscal 2008 by a broker operating out of our branch office in Memphis, Tennessee. We do not believe that the reserves, settlements and related expenses, which related solely to specific proceedings, are representative of our future performance from normal operations. Although we have excluded certain legal reserves, settlements and related costs, our practice is to include in earnings all amounts that we are awarded in affirmative litigation.

RESTRUCTURING CHARGES

During fiscal 2011, we completed a critical assessment of our cost base, including reviews of our compensation structure and non-compensation expenses as well as announcing a new strategic business model. As a result of these restructuring activities, we reduced our workforce and recorded restructuring charges of $27.1 million during fiscal 2011 related to severance, the accelerated vesting of stock compensation expense related to these terminations and contract termination costs for office closures. At this time, we do not anticipate a wide scale global restructuring program that would require further material charges, however we will continue to assess this as we move to implement our new strategic plan. We do not believe that these costs are representative of our future performance from normal operations.

IMPAIRMENT OF INTANGIBLE ASSETS AND GOODWILL

During fiscal 2011, 2010 and 2009 we identified triggering events that required an impairment analysis to be performed related to goodwill and certain intangible assets. Based on the results of our analyses, we determined that our market capitalization and the fair value derived from the discounted cash flow model was less than the estimated fair value of our balance sheet and we determined the entire amount of our goodwill was impaired. Due to the decrease in expected cash flows from certain long-lived intangible assets related to higher customer attrition and lower velocity as originally estimated in the purchase accounting model, we concluded that such assets were not fully recoverable and recorded impairment charges related to customer relationships, technology assets and trade names. We will continue to assess our goodwill and intangible assets annually or whenever events or changes in circumstances indicate that an interim assessment is necessary. We do not believe that this expense is representative of our future performance from normal operations.

STOCK COMPENSATION EXPENSE RELATED TO IPO AWARDS

We incurred stock based compensation expense during fiscal 2011, 2010 and 2009 for the restricted shares and restricted share units awarded to our employees in connection with the IPO. These costs were incurred solely because of our IPO, and as a result we do not believe that they are representative of our future performance from normal operations.

SEVERANCE AND BENEFITS EXPENSE

We incurred severance expense during fiscal 2011, 2010 and 2009 related to payments made to employees in conjunction with employee termination, redundancy, separation and similar agreements. In fiscal 2011, we also made a one-time payment to certain U.K. employees to compensate them for a pre-IPO fringe benefit that will be discontinued. We do not believe that these costs are representative of our future performance from normal operations.

LOSS ON EXTINGUISHMENT OF DEBT

During fiscal 2011, in connection with the Exchange Offer, some of our 9% Convertible Notes were exchanged for a cash premium and Common Stock. As a result, we incurred a loss on the early extinguishment of debt of $2.7 million. We also incurred an additional loss on the early extinguishment of debt of $1.4 million during the fourth quarter of fiscal 2011 from repurchasing some of our 9% Convertible Notes in the open market. During fiscal 2010, as the result of repaying the Two-Year Term Facility prior to its scheduled maturity in April 2009, we incurred a loss on the early extinguishment of debt of $9.7 million. These losses result directly from the Exchange Offer, repurchase and early repayment of debt, and we do not believe they are representative of our future performance from normal operations.

U.K. BONUS TAX

In December 2009, the U.K. government introduced legislation that imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. During fiscal 2011, we paid $3.0 million in respect of this tax. We do not believe that this additional tax expense is representative of our future performance from normal operations.

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

WRITE-DOWN OF UPFRONT COMPENSATION PAYMENTS

We completed a strategic assessment of our cost base, including reviews of our compensation structure and non-compensation expenses. As a result of these reviews, in fiscal 2011 and 2010, we eliminated future service requirements on the majority of previously granted sign-on bonuses and other retention payments, which resulted in a one-time write-down of upfront compensation payments. We do not believe that this expense is representative of our future performance from normal operations.

MF Global 2011 Form 10-K	61

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOREIGN CURRENCY TRANSACTION LOSSES AND GAINS

We incurred a foreign currency transaction loss in fiscal 2010 that included a loss related to the Parabola litigation, which was recorded in May 2009, but applied retrospectively to March 31, 2009, due to accounting requirements and a loss driven by adverse movements of the British Pound and Euro to U.S. Dollar exchange rates. These losses and gains are not representative of our future performance from normal operations.

FEBRUARY 2008 BROKER-RELATED LOSS COSTS

During fiscal 2010 and 2009 we incurred additional expenses related to the February 2008 broker-related loss that included legal and consulting fees. These items arose from and related solely to the unauthorized trading event in fiscal 2008 by a broker operating out of our branch office in Memphis, Tennessee. We do not believe that the related costs are representative of our future performance from normal operations, as we do not expect such costs with similar materiality to recur or impact future periods.

IPO-RELATED COSTS

We have excluded costs related to our IPO consisting of legal, accounting, consulting and other professional fees, as well as the costs associated with the first time implementation of our control processes and procedures due to the Sarbanes-Oxley Act. During fiscal 2010 we incurred costs primarily related to continuing compliance with the Sarbanes-Oxley Act. We incurred these costs solely because of our IPO, and as a result we do not believe that they are representative of our future performance from normal operations. We did not incur any additional IPO-related costs in fiscal 2011.

LEHMAN BAD DEBT

During fiscal 2009, we excluded a bad debt expense related to the bankruptcy of Lehman Brothers and our resulting provision on all receivables with them. This additional bad debt related to a unique event as it was incurred solely because of the bankruptcy of Lehman Brothers, and as a result we do not believe that it is representative of our future performance from normal operations.

OTHER ADJUSTMENTS

Other adjustments for fiscal 2011 consist of the impairment of a loan related to an abandoned project that is not recoverable. Other adjustments for fiscal 2009 consist of Refco integration costs and costs related to the reorganization of our offices in France and Canada. We believe that these expenses are not representative of our future performance from normal operations.

CERTAIN DEFINED TAX ADJUSTMENTS

We have excluded certain defined tax adjustments related to our IPO and change in corporate domicile. During fiscal 2011 we incurred a write-off of deferred tax assets associated with equity compensation awards, primarily related to stock compensation awards issued in connection with the IPO and the restructuring, which vested at a lower fair market value on the vesting date. During fiscal 2010 we incurred tax expense related to a change in corporate domicile from Bermuda to the State of Delaware. During fiscal 2009 we recorded a net adjustment to a previously-booked tax expense related to our reorganization and separation from Man Group. These additional tax expenses relate to unique events as they were incurred solely because of our IPO and change in corporate domicile, and as a result we do not believe that they are representative of our future performance from normal operations.

USFE IMPAIRMENT LOSS

During fiscal 2009, we announced our strategic decision to no longer participate in U.S. Futures Exchange LLC (“USFE”), after which USFE decided to liquidate its operations. As a result, we experienced a decline in the value of our equity investment and recorded an impairment loss of $14.6 million, net of tax. This impairment loss is infrequent and unusual and results from highly unusual facts and circumstances. It is not representative of our future performance from normal operations, as we do not expect such impairment losses with similar materiality to recur or impact future periods.

DEEMED DIVIDEND RESULTING FROM EXCHANGE OFFER

During fiscal 2010, we completed our offer to exchange shares of our Common Stock and a cash premium for any and all of our outstanding 9% Convertible Notes and Series B Preferred Stock. As of the expiration of the Exchange Offer, some shares of Series B Preferred Stock were validly tendered for which we issued Common Stock, paid a cash premium of $48.8 million and paid accrued dividends. U.S. GAAP stipulates that the cash premium be presented as a deemed dividend in the statement of operations to calculate Net loss applicable to common shareholders. This loss results directly from our offer to exchange and is not representative of our future performance from normal operations.

OUR USE OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures internally to evaluate our operating performance and make financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because (1) restructuring charges, stock compensation expense related to IPO awards, a U.K. bonus tax, the write-down of upfront compensation payments, costs associated with the February 2008 broker-related loss, IPO-related costs, certain defined tax adjustments, Lehman bad debt, USFE impairment loss, the deemed dividend resulting from the exchange offer and other adjustments described above do not reflect our historical operating performance and (2) severance and benefits expense, loss on extinguishment of debt, certain legal reserves, settlements and related expenses, gains on exchange seats and shares, impairment of intangible assets and goodwill, and foreign currency transaction losses and gains fluctuate significantly from period to period and are not indicative of our core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

When viewed with our GAAP results and the accompanying reconciliation, we believe adjusted net income/ (loss), adjusted income/ (loss) before taxes, adjusted net income/ (loss) per fully diluted share, adjusted employee compensation and benefits (excluding non-recurring IPO awards) and adjusted non-compensation expenses provide a more complete understanding of the factors affecting our business than GAAP

62	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

measures alone. We believe these financial measures enable us to make a more focused evaluation of our operating performance and management decisions made during a reporting period, because they exclude the effects of certain items that we believe have less significance in the day-to-day performance of our business. Our internal budgets and reporting are based on these financial measures, and we communicate them to our board of directors. In addition, these measures are among the criteria used in determining performance-based compensation. We understand that analysts and investors often rely on non-GAAP financial measures, including per-share measures, to assess core operating performance, and thus may consider adjusted net income/ (loss), adjusted income/ (loss) before taxes, adjusted net income/ (loss) per fully diluted share, adjusted employee compensation and benefits (excluding non-recurring IPO awards) and adjusted non-compensation expenses important in analyzing our performance going forward. These measures may be helpful in more clearly highlighting trends in our business that may not otherwise be apparent from GAAP financial measures alone.

GAAP Reconciliation

The table below reconciles (loss)/ income before provision for income taxes (GAAP) to adjusted income/ (loss) before taxes (non-GAAP) and net loss applicable to common shareholders (GAAP) to adjusted net income/ (loss) (non-GAAP), for the periods presented:

	YEAR ENDED MARCH 31,

(in millions except per share data)	2011	2010	2009
(Loss)/ income before provision for income taxes (unadjusted)	$(76.3)	$(195.4)	$9.9
Add/(Less): Certain legal reserves, settlements and related expenses	36.6	3.4	(46.6)
Add: Restructuring charges	27.1	—	—
Add: Impairment of intangible assets and goodwill	19.8	54.0	82.0
Add: Stock compensation expense related to IPO awards	12.4	31.8	44.8
Add: Severance and benefits expense	14.9	6.4	38.1
Add: Loss on extinguishment of debt	4.1	9.7	—
Add: U.K. bonus tax	3.0	—	—
Less: Gains on exchange seats and shares	(2.7)	(8.5)	(15.1)
Add: Write-down of upfront compensation payments	1.3	27.5	—
Add: Foreign currency transaction losses/(gains)	—	16.0	(12.6)
Add: February 2008 broker-related loss costs	—	2.2	7.3
Add: IPO-related costs	—	0.9	23.1
Add: Lehman bad debt	—	—	5.7
Add: Other adjustments	0.5	—	4.4

Adjusted income/ (loss) before taxes	$40.7	$(52.0)	$141.0

Net loss applicable to common shareholders (unadjusted)	$(154.4)	$(167.7)	$(69.7)
Add/(Less): Certain legal reserves, settlements and related expenses	25.1	2.1	(37.3)
Add: Restructuring charges	18.5	—	2.5
Add: Impairment of intangible assets and goodwill	13.1	35.6	79.9
Add: Stock compensation expense related to IPO awards	8.8	26.6	35.5
Add: Severance and benefits expense	10.2	4.3	27.6
Add: Loss on extinguishment of debt	3.2	6.0	—
Add: U.K. Bonus Tax	3.0	—	—
Less: Gains on exchange seats and shares	(1.8)	(6.0)	(8.6)
Add: Write-down of upfront compensation payments	0.8	18.6	—
Add: Foreign currency transaction losses/(gains)	—	11.5	(9.1)
Add: February 2008 broker-related loss costs	—	1.2	7.6
Add: IPO-related costs	—	0.6	19.5
Add: Lehman bad debt	—	—	4.0
Add: Other adjustments	0.5	—	1.8
Add: Certain defined tax adjustments	28.5	(5.2)	(0.8)
Add: USFE impairment loss	—	—	14.6
Add: Deemed dividend resulting from exchange offer	48.8	—	—
Add: Anti-dilutive impact of fully diluted number of shares (1)	42.3	54.1	38.0

Adjusted net income/ (loss)	$46.6	$(18.3)	$105.5

Adjusted net income/ (loss) per fully diluted share (2)	$0.25	$(0.11)	$0.66
Fully diluted shares outstanding (in millions) (3)	189.0	172.6	159.8

(1)	The anti-dilutive impact of using a fully diluted number of shares requires adding back to net loss applicable to common shareholders the cumulative and participative dividends on our Series A Preferred Stock and declared dividends on our Series B Preferred Stock, as well as the interest and amortization of issuance cost on our 1.875% and 9% Convertible Notes, net of tax.
(2)	Calculated by dividing adjusted net income by fully diluted shares outstanding.
(3)	We believe it is meaningful to investors to present adjusted net income per fully diluted share. Weighted average shares of common stock outstanding are adjusted at March 31, 2011, 2010 and 2009 to include the impact of our outstanding Series A Preferred Stock, Series B Preferred Stock and 9% Convertible Notes, on an if-converted basis. In addition, weighted average shares of common stock outstanding are also adjusted at March 31, 2010 and 2009 to add back shares underlying restricted stock and stock unit awards (“IPO awards”) granted in connection with our IPO which are not considered dilutive under U.S. GAAP and, therefore, not included in diluted shares of common stock outstanding. For fiscal 2011 weighted average shares of common stock outstanding are adjusted by 12.0 million, 3.9 million and 18.7 million shares, related to the Series A Preferred Stock, Series B Preferred Stock and 9% Convertible Notes, respectively. For fiscal 2010 weighted average shares of common stock outstanding are adjusted by 12.0 million, 14.4 million, 19.6 million and 3.4 million shares, related to the Series A Preferred Stock, Series B Preferred Stock, 9% Convertible Notes and IPO awards, respectively. For fiscal 2009 weighted average shares of common stock outstanding are adjusted by 8.4 million, 11.0 million, 14.6 million and 4.6 million shares, related to the Series A Preferred Stock, Series B Preferred Stock, 9% Convertible Notes and IPO Awards, respectively. We believe it is meaningful to investors to present ratios based on fully diluted shares because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of our IPO awards and when our Series A Preferred Stock, Series B Preferred Stock and 9% Convertible Notes are converted. It is also how our management internally views dilution.

MF Global 2011 Form 10-K	63

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below reconciles Employee compensation and benefits (excluding non-recurring IPO awards) to Adjusted employee compensation and benefits (excluding non-recurring IPO awards) for the periods presented.

	YEAR ENDED MARCH 31,

(dollars in millions)	2011	2010	2009

Employee compensation and benefits (excluding non-recurring IPO awards)	$620.7	$668.4	$787.6
Less: Severance and benefits expense	(14.9)	(6.4)	(38.1)
Less: U.K. bonus tax	(3.0)	—	—
Less: Restructuring charges	(1.6)	—	—
Less: Write-down of upfront compensation payments	(1.3)	(27.5)	—

Adjusted employee compensation and benefits (excluding non-recurring IPO awards)	$599.9	$634.5	$749.5

The table below reconciles Non-compensation expenses to Adjusted non-compensation expenses for the periods presented.

	YEAR ENDED MARCH 31,

(dollars in millions)	2011	2010	2009

Non-compensation expenses	$467.9	$469.3	$530.7
Less: Certain legal reserves, settlements and related expenses	(36.6)	(3.4)	(8.0)
Less: Restructuring charges	(25.5)	—	—
Less: Impairment of intangible assets and goodwill	(19.8)	(54.0)	(82.0)
Less: Foreign currency transaction (losses)/gains	—	(16.0)	12.6
Less: February 2008 broker-related loss costs	—	(2.2)	(7.3)
Less: IPO-related costs	—	(0.9)	(23.1)
Less: Lehman bad debt	—	—	(5.7)
Less: Other adjustments	(0.5)	—	(4.4)

Adjusted non-compensation expenses	$385.5	$392.8	$412.8

In addition to the above, the 1.875% Convertible Notes and related call spread overlay (purchased calls and sold warrants) may also impact Diluted EPS, a GAAP financial measure, and such impact is determined by application of the treasury stock method. Under this method, there is no impact to Diluted EPS until our stock price exceeds the contractual conversion price in the 1.875% Convertible Notes, which is $10.37. At that time, the denominator would be adjusted to include only the incremental shares required to settle the excess value over par of the 1.875% Convertible Notes upon conversion. While the purchased calls are designed to economically offset the dilutive effect of the 1.875% Convertible Notes, under U.S. GAAP the anti-dilutive effect of the purchased calls cannot be reflected in Diluted EPS until the instrument is settled. For the sold warrants, there is a dilutive impact once our stock price exceeds $14.23 and it is measured under the treasury stock method assuming the proceeds from exercised warrants are used to repurchase outstanding shares.

The following table illustrates the U.S. GAAP based diluted impact from the 1.875% Convertible Notes and related call spread overlay under the treasury stock method assuming our stock price trades in the range of $10 to $30 per share:

(in millions except stock price data)	Average stock price during the period
	$10.00	$12.50	$15.00	$20.00	$30.00

Weighted average shares of common stock outstanding	154.4	154.4	154.4	154.4	154.4
Dilutive impact of:
Convertible bond	—	4.7	8.6	13.4	18.2
Purchased call	—	—	—	—	—
Sold warrant	—	—	1.0	5.8	10.6

Total shares outstanding after dilution of 1.875% Convertible Notes	154.4	159.1	164.0	173.6	183.2

% dilution	0%	3.1%	6.2%	12.4%	18.6%

We also use adjusted net income/ (loss) per fully diluted share, a non-GAAP financial measure, and have prepared the economic dilution impact of the 1.875% Convertible Notes and related call spread overlay. As mentioned above, the impact is determined by the application of the treasury stock method and there is no impact to Diluted EPS (GAAP) until our stock price exceeds the contractual conversion price of $10.37. At that time, the denominator would be adjusted to include only the incremental shares required to settle the excess value over par of the 1.875% Convertible Notes upon conversion. For the related sold warrants, there is a dilutive impact once our stock price exceeds $14.23 and it is also measured under the treasury stock method assuming the proceeds from exercised warrants are used to repurchase outstanding shares. In calculating adjusted net income per fully diluted share, we would also include the effect of the purchased calls upon settlement. The anti-dilutive impact of the purchased calls would fully offset the dilutive impact of the 1.875% Convertible Notes.

64	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The follow table illustrates the economic diluted impact reflected in the adjusted net income/ (loss) per fully diluted share from the 1.875% Convertible Notes and related call spread overlay under the treasury stock method assuming our stock price trades in the range of $10 to $30 per share:

(in millions except stock price data)	Average stock price during the period:
	$10.00	$12.50	$15.00	$20.00	$30.00

Fully diluted shares outstanding	189.0	189.0	189.0	189.0	189.0
Dilutive impact of:
Convertible bond	—	4.7	8.6	13.4	18.2
Purchased call	—	(4.7)	(8.6)	(13.4)	(18.2)
Sold warrant	—	—	1.0	5.8	10.6

Total shares outstanding after dilution of 1.875% Convertible Notes	189.0	189.0	190.0	194.8	199.6

% dilution	0%	0%	0.6%	3.1%	5.6%

Liquidity and Capital Resources

We have multiple sources of liquidity. We expect our primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. Subject to the discussion below regarding our changing liquidity needs as a result of the implementation of our strategic plan, we believe we will have sufficient liquidity to meet these obligations given our expected cash flows from operations and our available sources of liquidity. Our available sources of liquidity as of March 31, 2011 included: (i) our committed $1,200.9 million unsecured revolving liquidity facility with various banks, which we refer to as our “liquidity facility”, of which $511.3 million terminates in June 2012 and $689.6 million terminates in June 2014, and under which we currently have $367.0 million outstanding and $833.9 million that is undrawn under this facility at March 31, 2011, (which includes $75.0 million drawn in March 2011 for the purposes of prudent liquidity management and subsequently repaid in April 2011); (ii) available excess capital in our regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iii) available excess cash held in the bank accounts of non-regulated subsidiaries. See “—Credit Facilities and Sources of Liquidity” for further information. In addition, we have customer collateral that is not included on our balance sheet but can be re-hypothecated by us, and non-segregated customer payables, both of which may be considered (depending, among other things, on where the collateral is located and the regulatory rules applicable to the collateral) an additional layer of liquidity. Non-segregated customer cash in some jurisdictions is also available for other client liquidity demands which helps mitigate the use of our own cash. We also rely on uncommitted lines of credit from multiple sources to fund our day-to-day execution and clearing operations.

On February 11, 2011, we completed an offering of $287.5 million aggregate principal amount of our 1.875% Convertible Senior Notes. The 1.875% Convertible Notes bear interest at a rate of 1.875% per year, payable semi-annually in arrears on February 15 and August 1 of each year, beginning August 1, 2011. The 1.875% Convertible Notes mature on February 1, 2016. Holders may convert the 1.875% Convertible Notes at their option prior to August 1, 2015 upon the occurrence of certain events relating to the price of our Common Stock or various corporate events. On or after August 1, 2015, the holders may convert at the applicable conversion rate at any time prior to maturity. The initial conversion rate for the 1.875% Convertible Notes is 96.4716 shares of common stock per $1,000 principal amount of 1.875% Convertible Notes, equivalent to an initial conversion price of approximately $10.37 per share of common stock. The conversion rate will be subject to adjustment given certain events. We may not redeem the notes prior to maturity. We used $150.5 million of the net proceeds from the offering to repay outstanding indebtedness under the liquidity facility.

In connection with the issuance of the 1.875% Convertible Notes, on February 7, 2011, we entered into privately negotiated convertible bond hedge and warrant transactions. The convertible bond hedge transactions cover, subject to anti-dilution adjustments, approximately 27,735,585 shares of our Common Stock, which is the same number of shares initially issuable upon conversion of the 1.875% Convertible Notes, and are expected to reduce the potential dilution with respect to the common stock and/or reduce our exposure to potential cash payments that may be required to be made by us upon conversion of the 1.875% Convertible Notes. The warrant transactions cover the same initial number of shares of Common Stock, subject to anti-dilution adjustments. The warrants have an initial strike price equal to $14.23, or 75% above the closing price of the Common Stock on the New York Stock Exchange on February 7, 2011. We may, subject to certain conditions, settle the warrants in cash or on a net-share basis. The warrant transactions could have a dilutive effect with respect to the Common Stock or, if we so elect, obligate us to make cash payments or issue additional shares of Common Stock to the extent that the market price per share of Common Stock exceeds the applicable strike price of the warrant transactions on or before any expiration date of the warrants.

We used approximately $27.5 million of the net proceeds from the offering of the 1.875% Convertible Notes to pay the cost of the convertible bond hedge transactions after such cost of $64.0 million was partially offset by the aggregate proceeds of approximately $36.5 million to us from the warrant transactions. The convertible bond hedge transactions and the warrant transactions are separate transactions, each entered into by us with the counterparties, are not part of the terms of the 1.875% Convertible Notes, and will not change any holders’ rights under the 1.875% Convertible Notes. Holders of the 1.875% Convertible Notes will not have any rights with respect to the convertible bond hedge transactions or warrant transactions.

On June 8, 2010, we completed our public offering and sale of 25,915,492 shares of our Common Stock, pursuant to an underwriting agreement, dated June 2, 2010. The agreement provided for the sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, we granted the underwriters a 30—day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of

MF Global 2011 Form 10-K	65

PART II

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

As the credit markets and our financial position and business continue to evolve, we regularly assess our capital structure and evaluate opportunities to access the capital markets to reposition or restructure it including by extending the maturities of our outstanding debt. In particular, our management has been considering the appropriate debt structure, for our business, as well as the level of preferred stock and convertible notes we have outstanding. Factors that our management considers with respect to any such repositioning or restructuring include rating agency viewpoints, our growth strategy and strategic plan, adequacy of our permanent capital, attaining profitability in the near term, and the return on investment for our shareholders. As a result, from time to time, we may repay existing debt, repurchase or exchange all or a portion of our preferred stock or convertible notes for cash or other securities, or issue new debt or equity securities pursuant to our shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Working Capital Needs

Our cash flows are complex, interrelated, and highly dependent upon our operating performance, levels of client activity and financing activities. We view our working capital exclusive of non-earning assets and inclusive of our borrowings. Our working capital increased to $1,772.3 million as of March 31, 2011 from $1,588.1 million as of March 31, 2010 primarily due to the $174.3 million net proceeds received from our Common Stock offering and the issuance of our 1.875% Convertible Notes of $287.5 million (offset by an underwriting discount and fees of $9.3 million and net cost of $27.5 million on convertible spread) and $150.0 million draw down on our liquidity facility. These net proceeds are partially offset by $225.5 million repayment on our liquidity facility and the Exchange Offer on the 9% Convertible Notes and Series B Preferred Stock of $4.5 million and $48.8 million, respectively.

As of March 31, 2011 and 2010, total working capital was calculated as follows:

	MARCH 31,

(dollars in millions)	2011	2010
TOTAL ASSETS	$40,541.6	$50,966.1

Less Non-earning assets:
Receivables—Other	65.4	44.4
Memberships in exchanges, at cost	5.9	6.3
Furniture, equipment and leasehold improvements, net	138.4	73.0
Intangible assets, net	41.9	73.4
Other assets	277.4	222.7

Subtotal non-earning assets	529.0	419.8

Less Total liabilities:	39,037.3	49,600.5
Add Borrowings	797.0	642.3

TOTAL WORKING CAPITAL	$1,772.3	$1,588.1

Our primary requirement for working capital relates to funds we are required to maintain at exchanges and clearing organizations to support our clients’ trading activities. We require that our clients deposit collateral with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements. As discussed in Note 18 to our consolidated financial statements, we are subject to the requirements of the regulatory bodies and exchanges of which we or our subsidiaries are a member or with which we conduct business. The regulatory bodies and exchanges each have defined capital requirements we must meet on a daily basis. We were in compliance with all of these requirements at March 31, 2011 and 2010. For the purposes of prudential supervision, we as a consolidated group are not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive.

We have satisfied our primary requirements for working capital in the past from internally generated cash flow, offering of Common Stock, issuance of convertible debt and other available funds. We believe that our current working capital is more than sufficient for our present requirements. In OTC or non-exchange traded transactions, the amount of collateral we post is based upon our credit rating. Pursuant to our trading agreements with certain liquidity providers, if our credit rating falls, the amount of collateral we are required to post may increase. Some of the factors that could lead to a downgrade in our credit rating have been described in reports issued by certain of the rating agencies, and these factors include, but are not limited to, our profitability each quarter as compared against rating agency expectations, whether we suffer material principal losses, our ability to maintain a conservative liquidity profile, our ability to maintain the value of our franchise, deterioration in our trading volumes or operating cash flows, our ability to implement our strategic plan, a decline in maintenance margin funds or excess capital levels at our regulated subsidiaries and increases in leverage. We maintain investment grade ratings from all three rating agencies.

Notwithstanding the self-funding nature of our operations, we may be required to fund timing differences arising from counterparty defaults on large transactions due to futures, foreign exchange or securities failures or clients going to delivery without proper instructions or the delayed receipt of client funds. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with short-term borrowings.

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

66	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The resale and repurchase transactions we enter into are generally collateralized with investment grade securities, including obligations of the U.S. government, government sponsored entity and federal agency obligations as well as European sovereign debt. Certain of these resale and repurchase transactions mature on the same date as the underlying collateral, and are accounted for as sales and purchases, in accordance with the accounting standard for transfers and servicing.

Under our repurchase agreements, including those repurchase agreements accounted for as sales, our counterparties may require us to post additional margin at any time, as a means for securing our ability to repurchase the underlying collateral during the term of the repurchase agreement. Accordingly, repurchase agreements create liquidity risk for us because if the value of the collateral underlying the repurchase agreement decreases, whether because of market conditions or because there are issuer-specific concerns with respect to the collateral, we will be required to post additional margin, which we may not readily have. If the value of the collateral were permanently impaired (for example, if the issuer of the collateral defaults on its obligations), we would be required to repurchase the collateral at the contracted-for purchase price upon the expiration of the repurchase agreement, causing us to recognize a loss. For information about these exposures and forward purchase commitments, see “—Off Balance Sheet Arrangements and Risk” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Disclosures about Market Risk—Risk Management.”

As we increase our principal transactions activities, we will require additional working capital from channels in addition to our current liquidity sources, including by raising additional long-term unsecured debt and establishing commercial paper and medium-term note programs.

As discussed above under “Significant Business Developments—Our Strategic Plan”, we intend to transform our company into a commodities and capital markets—focused investment bank. As part of this change we anticipate that the volume and notional amount of principal trading that we do—whether by making markets for clients or facilitating their trading, or by taking positions for our own account to monetize our market views—will increase over the next several years. To support this increased activity, we will need additional working capital beyond the amount that is currently available to us through our revolving credit facility and other credit lines. We expect to seek this additional working capital through multiple channels, including by:

•	obtaining additional credit lines from banks,
•	raising short-term unsecured debt through commercial paper and promissory note issuances and other methods,
•	raising long-term unsecured debt through registered offerings of debt or hybrid securities, medium-term note offerings and other methods,
•	increasing our equity, by among other things, increasing internally generated cash flow and expanding our activities in prime services, asset management and other areas of our business, or
•	expanding access to deposits made through cash sweep programs in our internal broker networks.

In addition, we may be required to raise additional regulatory capital, either in the form of equity or debt, to support our planned expansion into new business areas. In particular, we will need additional capital as we increase our risk exposure through principal trading.

As we proceed to implement our strategic plan, our liquidity needs and sources are likely to change significantly from what they historically have been.

Credit Facilities and Sources of Liquidity

At March 31, 2010, we had a $1,500.0 million unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of banks.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit us, in addition to certain of our subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are approximately $1,200.9 million, of which approximately $689.6 million is available to us for borrowing until the Extended Maturity Date, and approximately $511.3 million is available for borrowing until the Old Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to approximately $156.2 million) will become due. Under the terms of the amended liquidity facility, we may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date.

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

MF Global 2011 Form 10-K	67

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

commitments and loans maturing on the Old Maturity Date. With respect to commitments and loans maturing on the Extended Maturity Date, pricing is unchanged on amounts in excess of $500.0 million of the total liquidity facility.

In all cases, borrowings are subject to the terms and conditions set forth in the liquidity facility which contains financial and other customary covenants. The amended liquidity facility includes a covenant requiring us to maintain a minimum consolidated tangible net worth of not less than the sum of (i) 75% of the pro forma Consolidated Tangible Net Worth as of March 31, 2010 after giving effect to the offering by us of equity interests on June 2, 2010, including exercise of the underwriters’ option to purchase additional shares, and the consummation in whole or in part of the offer to exchange of ours dated June 1, 2010 plus (ii) 50% of the net cash proceeds of any offering by us of equity interests consummated after the second amendment effective date plus (iii) 25% of cumulative net income for each completed fiscal year of ours after the second amendment effective date for which consolidated net income is positive. The amended liquidity facility also requires us to limit our Consolidated Capitalization Ratio to be no greater than 40.0% prior to March 31, 2011; 37.5% on or after March 31, 2011 and before March 31, 2012; and 35.0% on or after March 31, 2012. Furthermore, commencing on March 31, 2012, the amended liquidity facility also requires us to limit our Consolidated Leverage Ratio as at the last day of any period of four fiscal quarters to be no greater than 3.0 to 1.0. Under the amended liquidity facility, we have agreed that we will not use proceeds of any borrowing under the liquidity facility to redeem, repurchase or otherwise retire any 9% Convertible Notes. Furthermore, beginning March 31, 2012, we will not permit at any time prior to July 1, 2013, cash and cash equivalents to be less than the entire outstanding amount of the 9% Convertible Notes.

The amended liquidity facility continues to provide that if (i) we fail to pay any amount when due under the facility, (ii) or to comply with our other requirements mentioned above, (iii) if we fail to pay any amount when due on other material debt (defined as $50.0 million or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and we will not be permitted to make any further borrowings under the facility. In both December 2010 and March 2011, for purposes of prudent liquidity management, we borrowed $75.0 million from the liquidity facility, which was subsequently repaid in January 2011 and April 2011, respectively, and we intend to continue using, from time to time, the liquidity facility for liquidity management. As of March 31, 2011 and 2010, $367.0 million and $442.5 million, respectively, were outstanding under the liquidity facility with the remainder available to us. We have classified the $367.0 million of outstanding loans at March 31, 2011 under the liquidity facility as short term debt. In connection with the Amendment, we paid a one-time fee to participating lenders of $6.8 million recorded in Other assets which will be amortized over the life of the facility.

We also have other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for our clients, as well as provide evidence, as required, of liquidity to the exchanges we conduct business on. We had no outstanding issued letters of credit as of March 31, 2011.

As of March 31, 2011, our available liquidity and long-term capital decreased to $2,356.0 million from $2,689.4 million, as of March 31, 2010. Our management views long-term capital as all sources of debt and equity from our consolidated balance sheet which includes excess capital. An analysis of our available liquidity and long-term capital position is as follows:

	MARCH 31,

(dollars in millions)	2011	2010
Client Assets
Non-Segregated Payables to customers	$1,186.3	$991.1
Non-Segregated Collateral	233.8	314.0

	1,420.1	1,305.1
Undrawn Liquidity Sources
Liquidity Facility—Undrawn Portion (1)	833.9	1,057.5

	833.9	1,057.5
Long-Term Capital
Equity	1,373.7	1,141.4
Preferred Stock (Notional Value)	190.4	300.0
Liquidity Facility	—	300.0
Convertible Notes (Par Value) (2)	475.3	205.0
Less: Non-Earning Assets (3)	(529.0)	(419.8)

	1,510.4	1,526.6
Less: Required Capital (4)	(1,408.4)	(1,199.8)

Excess Capital	102.0	326.8
Total Available Liquidity and Long-Term Capital (5)	$2,356.0	$2,689.4

(1)	Following the amendment to the liquidity facility on June 29, 2010, Lehman Commercial Paper, Inc. is no longer a participating bank under our liquidity facility. At March 31, 2010, the undrawn portion included a loan commitment of $60.0 million, which we believed Lehman Commercial Paper, Inc. would not fund.
(2)	We have 1.875% and 9% Convertible Notes, due 2016 and 2038, respectively, in an aggregate amount of $287.5 million and $187.8 million, respectively. See Note 10 to our consolidated financial statements for further information.
(3)	Non-earning assets consists of other receivables, memberships in exchanges, furniture, equipment and leasehold improvements, intangible assets and other assets.
(4)	Includes regulatory early warning amounts.
(5)	These amounts represent the sum of our available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

We prepare our statement of cash flows in accordance with U.S. GAAP. This may not reflect our daily cash flows or impact of our clients’ transactions on our working capital position. The following tables present, for the periods indicated, the major components of net (decreases)/ increases in cash and cash equivalents:

	YEAR ENDED MARCH 31,

(dollars in millions)	2011	2010	2009
Cash flows from:
Operating activities	$(384.3)	$691.4	$(349.0)
Investing activities	(94.7)	(34.6)	(16.3)
Financing activities	297.8	(477.5)	(470.3)
Effect of exchange rate changes	4.4	7.7	(6.3)

Net (decrease)/increase in cash and cash equivalents	$(176.8)	$187.0	$(841.9)

68	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities

Net cash used by operating activities was $384.3 million and $349.0 million for fiscal 2011 and 2009, respectively, compared to cash provided by operating activities of $691.4 million in fiscal 2010. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, impairment of assets, stock-based compensation expense, loss on extinguishment of debt, and deferred income taxes, as well as the effects of changes in working capital. During the year ended March 31, 2011, we recorded impairment charges of $19.8 million related to intangible assets and goodwill, amortization of debt issuance costs of $8.4 million and a loss on extinguishment of debt of $4.1 million related to the Exchange Offer and repurchase of some of our outstanding 9% Convertible Notes. During the year ended March 31, 2010 we recorded amortization of debt issuance costs of $7.9 million and a loss on extinguishment of debt of $9.7 million related to the early repayment of the Two-Year Term Facility. Additionally, during the year ended March 31, 2010, we recorded impairment charges of $54.0 million related to goodwill and intangibles. During the year ended March 31, 2009 we recorded amortization of debt issuance costs of $12.1 million and a gain on extinguishment of debt of $1.5 million due to the tender offer on our 9% Convertible Notes. Additionally, during the year ended March 31, 2009, we recorded impairment charges of $14.6 million related to our equity investment in USFE and $82.0 million related to goodwill and intangibles. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of our collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of our restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts our cash flows from operating activities, without a specific correlation to our revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the years ended March 31, 2011, 2010 and 2009, these arrangements resulted in net cash received of $1,631.4 million and $5,329.2 million, respectively, and net cash used of $5,458.8 million. This was offset by changes in securities owned and securities sold, not yet purchased in the years ended March 31, 2011, 2010 and 2009, resulting in cash received of $143.3 million, cash used of $5,196.8 million and cash received of $4,780.0 million, respectively. Overall, in fiscal 2011, the movements in these arrangements drove the large decrease in cash flows from operating activities. Furthermore, our levels of restricted cash also impact our operating cash flows, which for fiscal 2011, 2010 and 2009 resulted in cash used of $1,648.8 million, cash generated of $33.9 million and $2,304.5 million, respectively. This activity directly impacts our operating cash flows, as was evidenced during fiscal 2011.

Our client activities generate or use operating cash flows, which we finance through yield enhancement activities discussed below. There has been a change in our balance sheet from March 31, 2010 to March 31, 2011, and we analyze the changes to our client activities and how we have financed these activities as follows:

	MARCH 31,

(dollars in billions)	2011	2010	Change
Drivers of Liquidity—Client Activity:
Receivables—Customers, net of allowances	$0.3	$0.3	$—
Payables—Customers	(13.6)	(11.9)	(1.7)

Receivables—Brokers, dealers, and clearing organizations	4.2	3.3	0.9
Payables—Brokers, dealers, and clearing organizations	(1.1)	(2.2)	1.1

Net sources/(uses)				0.3

Yield Enhancement Activities:
Cash and cash equivalents	0.6	0.8	0.2
Restricted cash and segregated securities	11.3	9.7	1.6
Securities purchased under agreements to resell	9.4	22.1	(12.7)
Securities sold under agreements to repurchase	(16.6)	(29.0)	12.4

Net			1.5

Securities borrowed	2.9	4.0	(1.1)
Securities loaned	(1.4)	(0.9)	(0.5)

Net			(1.6)

Securities owned	10.8	10.3	0.5
Securities sold, not yet purchased, at fair value	(5.1)	(4.4)	(0.7)
Net			(0.2)

Net (uses)/funding sources				(0.3)

				$(0.0)

MF Global 2011 Form 10-K	69

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

Net cash used in investing activities for fiscal 2011, 2010 and 2009 was $94.7 million, $34.6 million and $16.3 million, respectively. These activities primarily relate to proceeds received from the sale of seats and shares related to exchange memberships, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In fiscal 2011, cash paid in connection with earn-out payments related to prior acquisitions and the acquisition of Washington Research Group was $6.0 million, proceeds from memberships in exchanges was $1.5 million, offset by cash paid for memberships in exchanges of $1.0 million. Additionally, cash used to purchase furniture, equipment and leasehold improvements was $89.6 million. In fiscal 2010 and 2009 we received cash of $1.3 million and $25.5 million from the sale of exchange seats and shares, respectively. These were partially offset by $3.4 million and $6.7 million cash used in connection with earn-out payments related to prior acquisitions in fiscal 2010 and 2009, respectively. Additionally, in fiscal 2010 and 2009, cash used to purchase furniture, equipment and leasehold improvements were $32.5 million and $33.8 million, respectively.

Financing Activities

Net cash provided by financing activities was $297.8 million, as compared to cash used for fiscal 2010 and 2009 of $477.5 million and $470.3 million, respectively. In fiscal 2011, these financing activities mainly related to the net proceeds from the issuance of our Common Stock of $174.3 million, net proceeds from the issuance of the 1.875% Convertible Notes of $287.5 million, the proceeds received from the sale of warrants of $36.5 million, the borrowing from our liquidity facility for purposes of prudent liquidity management of $150.0 million and the proceeds from a receivable with Man Group of $29.8 million. These proceeds were offset by the payment of debt issuance costs related to the amendment of our liquidity facility and issuance of our 1.875% Convertible Notes of $16.1 million, the repayment of $225.5 million under our liquidity facility, the repurchase of some of the 9% Convertible Notes of $14.1 million, the payment on the purchase of the convertible bond hedge of $64.0 million, the deemed dividend on our Series B Preferred Stock of $48.8 million resulting from the Exchange Offer, and the payment of preferred dividends of $24.4 million. For fiscal 2010, we paid the remaining balance of $240.0 million on the Two-Year Term Facility and made a partial payment of $200.0 million of the outstanding balances under the liquidity facility. We also repaid other short-term borrowings of $6.0 million and paid preferred dividends of $30.7 million. For fiscal 2009, this mainly related to the completion of our capital plan to refinance our bridge facility. This included proceeds received from the liquidity facility of $350.0 million, the Two-Year Term Facility of $240.0 million, and proceeds from the issuance of the 9% Convertible Notes of $210.0 million, all offset by $45.5 million of debt issuance costs. We also issued $150.0 million of Series B Preference Shares and $150.0 million of Series A Preference Shares, offset by $75.8 million of issuance costs. These net proceeds were used to pay down the $1,400.0 million bridge facility taken out in connection with the IPO. We also repaid other short-term borrowings of $29.5 million and paid preferred dividends of $18.6 million.

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

On April 28, 2010, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $3.7 million, respectively. These dividends had a record date of May 3, 2010, and were paid on May 14, 2010. On July 27 and October 28, 2010, and January 28, 2011, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of August 2 and November 1, 2010, and February 4, 2011, and were paid on August 13 and November 12, 2010 and February 14, 2011, respectively.

On April 29, 2011, our Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of May 1, 2011, and were paid on May 16, 2011.

Contractual Obligations

The following table provides a summary of our contractual obligations as of March 31, 2011:

	PAYMENTS DUE BY PERIOD (in thousands)

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations (1)	$385,602	$39,500	$60,600	$59,540	$225,962
1.875% Convertible Notes (2)	314,601	5,420	10,840	298,341	—
9% Convertible Notes (3)	655,023	16,991	33,983	33,983	570,066
Uncertain tax positions	22,809	1,055	19,446	—	2,308

	$1,378,035	$62,966	$124,869	$391,864	$798,336

(1)	We have operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment, and computer hardware. Under certain circumstances, payments may be escalated.
(2)	We have 1.875% Convertible Notes in an aggregate principal amount of $287.5 million, due 2016. Included in the 1.875% Convertible Notes is our interest obligation calculated using 1.875% per annum. See Note 10 for further information.
(3)	We have 9.00% Convertible Notes in an aggregate principal amount of $187.8 million, due 2038. Included in the 9% Convertible Notes is our interest obligation calculated using 9.00% per annum. See Note 10 for further information.

70	MF Global 2011 Form 10-K

PART II

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

Certain resale and repurchase transactions involve the sale and repurchase of the underlying collateral which generally mature on the same date as the underlying collateral. These transactions are accounted for as sales and purchases and we de-recognize the related assets and liabilities from our consolidated balance sheets, and we record a forward repurchase or forward resale commitment, in accordance with the accounting standard for transfers and servicing. These transactions are generally collateralized with investment grade securities, including obligations of the U.S. government, government sponsored entities and federal agencies, and European sovereign issuers. For repurchase transactions that are accounted for as sales, we maintain the exposure to the risk of default of the issuer of the underlying collateral assets, such as the U.S. government or European sovereign issuers. The forward repurchase commitment represents the fair value of this exposure and is accounted for as a derivative. The value of the derivative is marked to market and movements in the value of the derivative may cause volatility in our financial results until the underlying collateral matures. At maturity, we are required to redeem the underlying collateral at par, which may cause us to recognize losses if the value of the collateral is less than par. If the value of the collateral at maturity is less than the repurchase price, for example due to an issuer default, we would not be able to recover the cost of the repurchase price and would incur a loss, which would adversely affect our operating results and cash flow. For a description of market and credit risks associated with these commitments see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Disclosures about Market Risk—Risk Management.”

At March 31, 2011, securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,495.7 million and $14,520.3 million, respectively, at contract value, were de-recognized. At March 31, 2010, securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,199.8 million and $5,703.0 million, respectively, at contract value were de-recognized. See Note 3 to our consolidated financial statements for further details.

Critical Accounting Estimates

The preparation of our audited consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our audited consolidated financial statements and on the reported amounts of revenues and expenses during the reporting period. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. We consider these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact our financial statements. For example, if factors such as those described in “Item 1A. Risk Factors” cause actual events to differ from the assumptions we used in applying the accounting policies, our results of operations, financial condition and liquidity could be materially adversely affected.

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements. We believe that certain of these policies are critical because they are important to the presentation of our financial condition and results. On an ongoing basis, we evaluate our estimates and assumptions, particularly as they relate to accounting policies that we believe are most important to the presentation of our financial condition and results of operations. We regard an accounting estimate or assumption to be most important to the presentation of our financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on our financial condition or operating performance is material.

Intangible Assets, Net

Intangible assets represent the identifiable intangible assets acquired in a business combination such as customer relationships, technology assets, and trade names. We amortize finite-lived intangible assets over their estimated useful lives on a straight-line basis unless the economic benefits of the intangible are otherwise impaired. We review our intangible assets at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In performing this analysis, we compare the net book value of these intangible assets to their estimated fair value. In determining the estimated fair value, we

MF Global 2011 Form 10-K	71

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

perform a discounted cash flow analysis using management’s current business plans, which factor in current market conditions including volumes and interest rates as the basis for expected future cash flows related to the intangible assets. In this analysis, management uses estimated growth and attrition rates applicable to the respective markets of the intangible assets, and a discount rate. Management uses a weighted average cost of capital (“WACC”) as its discount rate in the analysis which is derived from market participant data and estimates of the fair value and yield of our debt, preferred stock, and equity as of the testing date. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at March 31, 2011, there was a very limited amount of observable market data inputs available when determining the model. If the cash flows supporting our intangible assets deteriorate this could increase the likelihood of us reporting an impairment charge.

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

In accordance with applicable accounting guidance, we accrue amounts for legal and regulatory matters where we believe they present loss contingencies that are both probable and reasonably estimable. In such cases, however, we may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect our estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if we do not believe that the potential loss from a particular matter is both probable and reasonably estimable, we do not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. The actual results of resolving these matters may involve losses that are substantially higher than amounts accrued (and insurance coverage, if any).

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

Principal Transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary transactions. Revenues and losses from matched principal brokerage activities are recorded on a trade date basis. For these activities, executed on behalf of customers, commission is not separately billed to customers; instead a commission equivalent is included in the transaction price. We record in Principal transactions the gains or losses on repurchase and resale agreements accounted for as sales and purchase transactions. Profits and losses arising from various financial instruments entered into for our own account and risk are recorded on a trade date basis.

Fair Value of Financial Instruments

We carry a significant portion of our assets and liabilities at fair value. These assets and liabilities consist of financial instruments, including cash and derivative products, and

72	MF Global 2011 Form 10-K

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

primarily represent our investment, trading, financing and customer facilitation activities. Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. Changes in the fair value of financial instruments are recognized in earnings within Principal transactions in our consolidated statements of operations.

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

Refer to Note 5, Fair Value Measurements and Derivative Activity, for the analysis prepared as of March 31, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 generally represents clarifications to the current fair value measurement standard under U.S. GAAP and hence many of its amendments are not intended to result in a change in the application of the requirements of the current standard. However, ASU No. 2011-04 does include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. We will adopt ASU No. 2011-04 in the fourth quarter of fiscal 2012. We are currently assessing the impact it will have on our consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU No. 2011-03 removes from the assessment of effective control the requirement that the transferor has the ability to repurchase or redeem the financial asset that was transferred and the related collateral maintenance implementation guidance. We will adopt ASU No. 2011-03 in the fourth quarter of fiscal 2012 and do not expect a material impact on our consolidated financial statements upon adoption.

In July 2010, the FASB issued ASU No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and how it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. We adopted ASU No. 2010-20 in the third quarter of fiscal 2011 and enhanced disclosure to the notes to the consolidated financial statements.

MF Global 2011 Form 10-K	73

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 allows a reporting entity to indefinitely defer the effective date of the updated variable-interest entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company and cannot be a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity, and the reporting entity does not have explicit or implicit obligations to fund losses of the entity. We adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU No. 2010-10 to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU also amended guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. We adopted ASU No. 2009-17 in the first quarter of fiscal 2011 with no material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 which was codified and superseded by ASU No. 2009-16 (“ASU No. 2009-16”) in December 2009. ASU No. 2009-16 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. ASU No. 2009-16 also introduces the concept of a “participating interest”, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, ASU No. 2009-16 clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. ASU No. 2009-16 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. We adopted ASU No. 2009-16 in the first quarter of fiscal 2011 with no material impact on our consolidated financial statements.

74	MF Global 2011 Form 10-K

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

OVERVIEW

We are exposed to numerous risks in the ordinary course of our business, and effective risk management is critical to the success of our business. We have a comprehensive risk governance structure and management processes designed to monitor, evaluate, and manage the risks we assume in conducting our business. The principal risks we face include market risk (within which we include issuer default risk), credit risk, capital risk, liquidity risk and operational risk.

Governance

Our enterprise risk governance framework involves the oversight of our Board of Directors together with our management committees, policies, and procedures, and defined delegation of authority. Our Board-approved risk appetite and strategic objectives translate to defined risk tolerances and oversight processes and, subsequently, strictly enforced delegations of authority and concomitant controls to ensure our operation within those risk tolerances.

The Chief Risk Officer (“CRO”), who reports to our President and Chief Operating Officer, leads the Risk department and is delegated certain authorities from the Board. The CRO reports and advises on market, credit, issuer and operational risk matters. The CRO and senior management promote companywide compliance to our enterprise risk management framework. The CRO is supported by several regional risk officers and a global team to implement the framework.

The risk oversight committees monitor and manage risk at the Board and senior management levels. Dedicated committees address various financial, non-financial and regional risks. Our senior management leads and actively participates in many of these risk committees. Risk officers are active participants in many strategic and business committees. We believe that effective risk management is only possible with effective communication and maintaining an open dialogue between the Board, senior management, business areas, and the Risk department.

The enterprise risk management framework employs this governance structure to embed a strong risk culture and clearly define roles and responsibilities for risk taking, processing, reporting, and control. The enterprise risk management framework comprises the activities and methods through which we maintain risk within acceptable risk tolerances. Business areas, pursuant to delegated authority, have primary responsibility for risk management. Working with the business areas, the Risk department seeks to identify, assess, measure, monitor and limit the risks consistently across our businesses. The internal audit department and audit committee further provide independent control and assurance of the risk-management process.

Process

Processes and procedures are key components of our risk management. We engage in risk-taking activities to the extent of our risk appetite. We establish limits for each of our businesses based on our risk appetite as set by the Board. Business areas, pursuant to delegated authority, have primary responsibility for risk management by balancing our ability to profit from our revenue-generating activities with our exposure to potential losses. Working with the business areas, the Risk department established a suite of limit techniques including, but not limited to, mandate limits applicable to specific businesses and risk types, value-at-risk, and stress scenario testing.

We have established and documented mandates for market risk assumed by our revenue-generating areas. For certain revenue-generating areas the risk mandates are supplemented with intra-day and overnight monitoring against the prescribed limits, both by the business areas and the Risk department. The Market Risk department quantifies and assesses risks, and escalates breaches to risk limits.

Credit risk limits are established by the Credit Risk department through the reviews of counterparties and customers. Placement and issuer risk is reviewed, assessed and managed through established limits. The Credit Risk department assesses and monitors risk exposure against these credit limits and any breaches are escalated.

Operational risk management is a systemic process maintained by the Operational Risk department designed to identify, assess, measure and manage operational risk. Each business area has established processes, systems, and controls to manage operational risk and is responsible for escalating incidents, issues and control indicators.

People

All of our employees are considered risk managers. Employees are expected and encouraged to escalate risk incidents and any matters of concern to management and to our compliance and risk departments in order to effectively manage risk.

Our senior management is responsible for implementing the risk management framework. We continually seek to improve our technology and processes. In addition, we believe that effective risk management requires our people to make judgments, interpretations and key business decisions that cannot entirely be controlled by process and technology. We strive to build a strong risk management team, which works closely with our management and business areas to deliver effective risk management. Our Risk department managers provide the additional support in understanding and controlling the nuances and limitations of the risk measures deployed. While we seek to implement an effective risk management framework and processes, we may incur losses as a result of ineffective management, processes, technologies or strategies.

MARKET RISK

Market risk refers to the risk of loss due to changes in the value of financial instruments, positions and investments resulting from fluctuations in the level of market factors. We hold inventory of securities positions and investments for our market making and client facilitation principal activities and proprietary activities as well as treasury operations. Accordingly, we are

MF Global 2011 Form 10-K	75

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

exposed to risks related to movements in interest rates, currency exchange rates, security and commodity prices, yield curves, issuer risk including changing credit spreads, changes in ratings and the possibility of issuer defaults, mortgage spreads and implied volatilities. We are also exposed to changes in instrument and market correlations. Sources of our exposure to market risk are described under “Item 1A. Risk Factors”.

We are exposed to market risk from our principal activities, including, market making, client facilitation and, proprietary activities, other company investments, and treasury operations. Our treasury and other company investments include those made for cash and asset liability management, including held-to-maturity investments and repo-to-maturity transactions. A held-to-maturity investment is a security that we have the ability and intent to hold until its date of maturity and do not intend to sell or trade. A repo-to-maturity transaction is a repurchase agreement that matures on the same date as the underlying collateral. The market risks we are exposed to in held-to-maturity and repo-to-maturity activities include, but are not limited, to interest rate, credit spread, rating downgrade and issuer default risks.

We are exposed to market risk from our market making, client facilitation and proprietary activities through the positions we carry in debt and fixed income securities and through the investments we make related to client cash and margin balances.

Currency rate risk includes the risk from our proprietary and principal activities, and from our assets held outside of the United States. A portion of our assets and liabilities must be held in foreign currencies to meet operational, regulatory and other obligations of our non-U.S. operations. This exposure is discussed further below in “Currency Risk.”

Commodity price risk arises from the possibility that commodity prices will fluctuate, affecting the value of instruments directly or indirectly linked to the price of the underlying commodity. We are exposed to commodity prices through our proprietary, market making and matched principal transactions in the agricultural, metals and energy markets.

We are exposed to equity price and volatility risk, as a consequence of our proprietary, client facilitation and market making activities. We are also exposed to additional event risks, including regulatory, capital, funding and liquidity, and tax in these activities.

We manage these exposures by limiting the size and concentration of positions held in accordance with our risk appetite and the delegated authorities, both approved by the Board. The risk taken by our business areas, especially our revenue-generating areas, is approved in defined risk mandates as delegated by the CRO. Our business areas are responsible for these risks and are expected to operate within these prescribed mandates. Business areas are also responsible for managing our risk-revenue expectations in collaboration with the Risk department. End-of-day and for certain businesses, intra-day monitoring processes mitigates risk taking in excess of our risk appetite.

We employ different techniques to measure and dynamically monitor our market risk exposures. These controls and metrics are prescribed in the risk mandates.

The Market Risk department measures, monitors, reviews and escalates exposures of our portfolios using value-at-risk and stress testing scenarios. The Market Risk department distributes daily reports with value-at-risk based measures to varying levels of management. Other risk monitoring and assessment techniques include but are not limited to:

•	concentration limits based on open interest, market issuance, and trade volume;
•	risk limits to ensure diversification of instruments and issuers within a portfolio;
•	limits to maintain the size of portfolios within the target strategy, and limits related to liquidation costs;
•	authorized product lists of instruments and securities consistent with the objective strategy of the portfolio;
•	limits to keep the liquidity and capital usage of market risk portfolios within our mandates;
•	notional limits for delivery and settlement processes;
•	limits for adequacy of margin requirements for traded products;
•	sensitivity limits and risk measurement parameters (i.e. “the Greeks” and 1 basis point sensitivity to interest rates and credit spreads);
•	issuer and country credit limits; and
•	stress scenario limits.

Positions are monitored and reviewed intra-day, where appropriate, and end-of-day to identify any accounts trading beyond pre-set limits and parameters. Escalations are made and actions are taken in line with our policy.

Despite our formalized risk framework, we may not review and assess every transaction and may not be able to monitor the impact of market movements on every position, particularly intra-day, given our high transaction volume. Additionally, sudden movements or disruptions in the market could cause adverse changes to our market risk exposures. While we use a variety of techniques to monitor market risk, the risk management tools and systems we use may not effectively control this exposure.

We also depend on third party providers or systems to prepare our risk monitoring reports and metrics. System interruptions or failures could cause a disruption to our risk management process and therefore our business. The mathematical models and methodologies that are derived from our risk monitoring processes and systems are also subject to potential flaws, operational risks and limitations. We use reasonable efforts to ensure accuracy of these models and methodologies. However, there is a possibility of error which can potentially result in losses and disruptions.

Currency Risk

For currency rate risk, we regularly monitor movements in certain currencies. Our revenues and expenses are denominated primarily in U.S. dollars, British pounds and Euros. Additionally, for certain entities in the U.K. and Singapore, the functional currency is U.S. dollars. Therefore, while operating expenses for these entities are paid in local currency, they are accounted for in the financial statements in U.S. dollars. The translation from local currency to U.S. dollars for the entities can impact our consolidated financial results as exchange rates vary. As part of our standard processes, we seek to mitigate our exposures to foreign currency exchange rates through hedging transactions.

76	MF Global 2011 Form 10-K

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below shows the approximate increase in our other expenses due to instantaneous 10% adverse currency-exchange rate movements against the U.S. dollar in our major currency exposures for fiscal 2011:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$20.5
Euro	10%	$4.2
Australian dollar	10%	$3.2
Singapore dollar	10%	$2.3

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value due to adverse market movements over a defined time horizon at a specified confidence level. We report using a 95% confidence level calibration over a one-day time horizon. The reported value-at-risk indicates a threshold at which the expected loss over one day will not exceed that value more than 5% of the trading days of the year. We use a Monte Carlo Simulation methodology for measuring and reporting value-at-risk, which is tested and verified against historic value-at-risk. The model uses 3 years of historic data to characterize and emulate changes in market risk factors. Value-at-risk and related limits are further supplemented with stress risk measures and limits as well as mandate limits.

The value-at-risk model to measure our principal-position risk characteristics requires a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, we also believe that value-at-risk is not appropriate to all of our activities; therefore, we supplement value-at-risk measurements with additional risk management controls and techniques. No standard methodology for estimating value-at-risk exists, and different assumptions and / or approximations could produce materially different value-at-risk estimates. Value-at-risk measures have inherent limitations, including:

•	historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors;
•	value-at-risk measurements are based on current positions, while future risk depends on future positions;
•	value-at-risk measurements are based on a one-day measurement period and do not fully capture the market risk of positions that cannot be liquidated or hedged within one day;
•	value-at-risk is not intended to capture worst-case (i.e., “tail”) scenario losses and we could incur losses greater than the value-at-risk amounts reported;
•

value-at-risk is not an effective tool for understanding underlying risk drivers and therefore value-at-risk measurements must be analyzed in conjunction with other risk tools, measurements, and techniques; and

•	value-at-risk does not capture risks associated with liquidity and depth of the market.

It is implicit in a value-at-risk methodology that individual positions possess risk characteristics that do not aggregate and to some extent offset each other, which is referred to as the diversification benefit. Certain diversification benefit is inherent in our market risk portfolio and is dependent on historic correlations used within our methodology. The correlation implied from historic data may not always predict the future accurately. The diversification benefit therefore may not be realized.

As of March 31, 2011, our yearly average end-of-day value-at-risk for financial positions taken for our trading accounts including proprietary activities, client facilitation and market making, estimated at a 95% confidence level over a one-day time horizon using a Monte Carlo methodology, was $3.0 million. The table below presents the yearly average, minimum and maximum trading value-at-risk, for the year ended March 31, 2011:

	MARCH 31, 2011

Risk Categories	Average	Minimum	Maximum
(dollars in thousands)
Commodities	$930	$441	$2,005
Equities	709	297	1,191
Fixed Income	3,988	2,685	6,208
Foreign Exchange	543	89	1,080
Diversification effect (1)	(2,013)	(553)	(4,384)

Total	$4,157	$2,959	$6,100

(1)	Equals the difference between total value-at-risk and the sum of the value-at-risk for the four risk categories. This arises because the market risk categories are not perfectly correlated.

This value-at-risk calculation does not include our investments in held-to-maturity investments, repo-to-maturity transactions, investments made for asset-liability management including investments of client funds, and exchange shares and securities deposited at exchanges and clearing organizations. Held-to-maturity investments and repo-to-maturity transactions are expected to be held to maturity, excluded from our trading accounts, and are expected to have limited earnings volatility unless impacted by issuer risk (changes in an issuer’s credit spreads, or in credit ratings, or the possibility of issuer default), and as such are better represented by other risk measures and not included in value-at-risk. The market-risk from our asset-liability management activities, including investments made for client funds, is not included in value-at-risk, as this is better represented by other risk measures. We measure and manage this exposure using techniques similar to the rest of our books as prescribed in our risk mandate. The exchange shares, which are long term investments required for our business activities, are not considered a trading activity and therefore, are also not included in value-at-risk.

For transactions and investments not included in value-at-risk, we are exposed to market risk based on the credit worthiness of the issuer, including the U.S. government and its agencies, sovereign countries and issuers of investment grade corporate bonds. The table below presents the notional value of the issuer risk of the transactions and investments outside the trading portfolio as of March 31, 2011 net of hedging transactions we have undertaken to mitigate issuer risk. The other sovereign obligations referenced in the two below tables are issued by a group of western European countries, consisting of Italy, Spain, Belgium, Portugal and Ireland, which have a weighted average maturity of April 2012 and a final maturity of December 2012. We also constrain the tenor of country maturities as a means to mitigate issuer default risk. For example Portugal and Ireland carry a weighted average maturity of February 2012. The entire portfolio matures by

MF Global 2011 Form 10-K	77

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

December 2012, which is prior to the expiration of the European Financial Stability Facility. From time to time, and in addition to short positions in our non-trading book, we also take short positions in our trading book to mitigate our issuer credit risk further. Corporate bonds are investment grade debt of major corporations, mostly in the U.S. and U.K.

Category	Notional Value (in billions)
U.S. government and federal agency obligations	$11.9
Other sovereign obligations	$6.3
Corporate bonds	$1.9

The table below presents the 10 basis point sensitivity of credit spreads for the obligations of U.S. government and federal agency obligations, 10 basis point sensitivity of credit spreads for other sovereign obligations, and 10 basis point sensitivity of credit spreads for the corporate bonds, as of March 31, 2011.

Category	10 bp sensitivity (in millions)
U.S. government and federal agency obligations	$16.2
Other sovereign obligations	$8.1
Corporate bonds	$2.4

This sensitivity analysis of the impact of a 10 basis point change in credit spreads to the change in value of these instruments is reflective of the issuer risk (including changes in credit spread, changes in credit ratings and possibility of issuer default) inherent within the portfolio, but will not be realized unless there is a default of the issuer of the underlying securities, since we intend to hold it to maturity. However, for resale and repurchase transactions accounted for as sales and purchases, we record a forward repurchase or forward resale commitment in accordance with the accounting standard for transfers and servicing, which together is accounted for as a derivative. The value of the derivative is subject to mark to market movements based on the value of the underlying collateral, which may cause volatility in our financial results until maturity of the underlying collateral, and which will not be realized unless there is a default of the issuer of the underlying securities. As of March 31, 2011 the impact on the value of this derivative of a net 10 basis point move of sovereign credit spreads and the repurchase rates financing these sales, is approximately $8.2 million.

CREDIT RISK

Credit risk is the potential for loss related to the default or deterioration of the credit quality of a client, counterparty, or issuer of securities. Credit risk derives from assets placed with banks, broker dealers, clearing organizations and other financial institutions. Additionally, credit risk arises from repurchase and resale transactions, securities borrowed and loaned, and receivables from other brokers and dealers.

In our business we act as both an agent and principal in providing execution and clearing services for listed and OTC transactions, which exposes us to credit risk. We also make investments in certain securities which expose us to credit risk. Additionally, our business requires us to post collateral and make deposits at financial institutions and intermediaries. Sources of our exposure to credit risk are described under “Item 1A. Risk Factors”, and include exposure to:

•	financial institutions, clearing organizations, exchanges and other counterparties with whom we place both our own funds or securities and those of our clients, including the posting of margins;
•	sovereign entities and corporations that are downgraded or default on their respective obligations that we own as securities;
•	counterparties with whom we have resale and repurchase agreements or securities borrowing and lending activities;
•	clients and counterparties that are unable or unwilling to meet their obligations due to losses arising from adverse market moves;
•	clients and counterparties to whom we extend financing lines;
•	clients and counterparties through clearing and settlement operations;
•	clients who owe us commissions; and
•	credit concentration risks.

We are exposed to losses when clients are not able or willing to meet their obligations to us and their posted margin is insufficient to satisfy the deficit. Similarly, we are also exposed to clients to whom we provide secured (i.e., collateralized), unsecured and risk-based financing lines to cover initial and variation margin. Financial markets are volatile and an adverse market movement can quickly cause a significant trading loss for a client. Our principal client-based credit risk can also arise when a client’s margin collateral cannot support trading obligations due to the client’s trading activity. Global economic conditions can have an impact on the financial fortitude of businesses across all industries, potentially affecting the ability and likelihood of repayment to us. Many of our exposures with clients and counterparties are subject to netting agreements which can reduce the net exposure to us.

We provide execution and clearing services for our clients. In this industry, our default risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations, we could incur a loss when we cover the resulting open position because the market price has moved against us. Settlement risk is the possibility that we may pay or release assets to a counterparty and fail to receive the settlement in turn.

For execution-only clients, we earn a commission for executing trades on an agency basis. For these customers, our principal credit risk arises from the potential failure of our clients to pay commissions (“commission risk”). We are also exposed to the risk that a clearing broker may refuse to accept a client’s trade, which would require us to assume the positions and the resulting market risk. In such cases, the positions are reconciled with the broker or liquidated.

In the ordinary course of our business, we may be exposed to certain concentrations of credit risk, which is a large exposure to a single client or counterparty, exposure to a group of connected clients or counterparties, or multiple exposures to a group of unrelated clients or counterparties whose risk of default is driven by common factors – for example, a similar business, industry, geographical location or product exposure. We may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, or to a particular clearing house or exchange. We could be exposed to concentration risk in the positions we hold when acting as principal for a client, in our own proprietary activities and investments, as well as in the trading we execute to invest our excess cash or client funds.

78	MF Global 2011 Form 10-K

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We mitigate credit risk through various means. We manage placement and issuer risks through institutional, issuer, and concentration limits and via counterparty-creditworthiness assessments. Placement risk arises from our placement of customer and house funds at banks, financial institutions, clearing houses, exchanges, and other broker dealers. We conduct the same due diligence on the counterparty banks with whom we place clients’ segregated funds as we conduct on banks with whom we place our own and non-segregated funds. We regularly review our credit assessments and limits are monitored daily.

Our Credit Risk department is an independent global function that performs credit reviews of our counterparties and clients. The credit process includes due diligence, financial analyses, reviews of past and intended trading activities, as well as internal-rating assessments. The credit review process also includes assigning counterparty or client level trading and position limits, issuer limits, country limits, and other types of credit limits to control and limit our credit exposure to individual counterparties as well as to credit concentrations. Assigned limits reflect the various elements of assessed credit risk and are revised to correspond with changes in the counterparties’ credit profiles. If we do not receive sufficient, accurate, timely data, or fail to analyze that data properly in our credit review process, we could assign improper credit limits to our counterparties, which could lead to future losses if the counterparty does not meet its obligations to us.

For margined transactions, which compose a large portion of our clearing business, our clients are required to maintain margin accounts with collateral to support their open trading positions. Most clients are required to cover initial and variation margin requirements within 24 hours. Although we initially establish each client’s margin requirement at the level set by the respective exchanges, we generally have the ability to increase the requirements to levels we believe are sufficient to cover each client’s open positions. To assess the adequacy of margins in changing market environments, we conduct a variety of stress tests and, if market movements affecting client positions require, we will request intra-day margin calls. We also generally reserve the right to liquidate any client position immediately in the event of a failure to meet a margin call. If we fail to properly monitor client positions and accurately evaluate risk exposures, it could prevent us from obtaining adequate initial or increased margins from our clients sufficient to keep pace with market movements, which could then lead to uncollectable account deficits.

In line with market practices, we may grant secured (collateralized) and unsecured financing to some of our clients, subject to various regulatory and internal requirements, to enable clients to post initial and variation margin as well as to provide financing in re-purchase agreement transactions with our counterparties. Generally, the margin financing lines we provide to clients and counterparties are uncommitted lines that we can rescind at any time and are granted based on supporting information such as client financials, rating, and credit due diligence. If we do not receive sufficient, accurate, timely data, or fail to analyze that data properly in our credit review process, we could assign improper financing limits to our counterparties, which could lead to future losses if the counterparty does not meet its obligations to us.

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

In addition to the credit review process, we employ a number of stress-testing, daily and intraday monitoring, and other techniques to closely monitor the market environment and our clients’ risks of default based upon exposures created by their open positions.

REGULATORY CAPITAL RISK

Our ability to provide clearing services, which is a critical part of our business, depends heavily on our ability to maintain capital at our operating subsidiaries, including equity capital at or above specified minimum levels required by various regulators throughout the world. Additionally, principal trading activities have higher regulatory capital requirements than agency execution and clearing activities. We also need capital and liquidity to protect us against the risk of default by our clearing clients and against clearing and settlement payment delays caused by systemic problems outside our control in one country or between countries. Various domestic and foreign government regulators, as well as self-regulated organizations (such as exchanges), with supervisory responsibility over our business activities require us to maintain specified minimum levels of regulatory capital in our operating subsidiaries.

To mitigate this risk, we continuously evaluate the levels of regulatory capital at each of our operating subsidiaries and adjust the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. Regulatory authorities may increase or decrease these requirements from time to time. We also maintain internal early warning levels and excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and we intend to continue to follow this policy. In addition, we monitor regulatory developments regarding capital requirements and prepare for increases in the required minimum levels of regulatory capital that may occur in the future. If not properly monitored and adjusted, our regulatory capital levels could fall below the required minimum amounts set by our regulators, which could expose us to various sanctions ranging from fines and censure to imposing partial or complete restrictions on our ability to conduct business.

LIQUIDITY RISK

Cash liquidity risk is the risk that, in the normal course of business, we would be unable to generate cash resources to meet our payment obligations as they arise. Our core business, providing execution and clearing brokerage services, does not generally present substantial cash liquidity risk. However, we may be exposed to cash liquidity risk under adverse market conditions or unexpected events from this or our other activities. We rely on uncommitted credit lines to finance our

MF Global 2011 Form 10-K	79

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

day-to-day clearing operations. Liquidity issues, whether perceived or real, could prompt these lenders to reduce the amount of financing we use to conduct our clearing operations, which in turn could prompt us to reduce the amount of business we conduct and could accelerate client withdrawals. We must maintain continuous access to adequate and sufficiently liquid sources of capital, including equity capital and external committed facilities on acceptable terms. We also must maintain the ability to reasonably obtain capital and liquidity because if it is only available at a high cost, it could significantly increase our interest expense and impair our earnings.

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

Our policy requires us to have sufficient liquidity to satisfy all of our expected cash needs for at least one year without access to the capital markets. In June 2007, we entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks which was amended June 2010 to extend the lending commitments of certain borrowers and to change the aggregate commitments under the liquidity facility to $1,200.9 million ($833.9 million of which is undrawn at March 31, 2011). To support the business’ settlement and intra-day requirements, we also maintain committed and uncommitted credit lines with financial institutions. We anticipate accessing these facilities and credit lines from time to time. For additional information about the liquidity facility and our liquidity, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

To manage our liquidity risk, we have established a liquidity policy designed to ensure that we maintain access to sufficient, readily available liquid assets and committed liquidity facilities. These facilities are available to both our unregulated and regulated subsidiaries. If we fail to properly evaluate the impact of adverse market conditions on our liquidity risk and adjust our liquid assets appropriately, we may not meet our financial obligations as they become due under normal or adverse market conditions.

OPERATIONAL RISK

Overview

Operational risk is the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Consistent with our competitors, our operations are exposed to a broad number of these types of risks which could have a significant impact on our business. We further categorize operational risk as:

•	execution, delivery and process management;
•	clients, products, and business practices;
•	business disruption and systems failures;
•	damage to physical assets;
•	employment practices and workplace safety;
•	financial integrity and reporting;
•	internal fraud; and
•	external fraud.

Operational risk is inherent in each of our business areas including revenue-generating, support and control activities; therefore, the primary day-to-day responsibility for managing operational risk rests with these areas. Each area has established processes, systems and controls to manage operational risk and is responsible for escalating incident, issues, and control indicators. Reports are summarized for senior management and governance committees. Additionally, we consider the operational risk in new products, systems, and business activities as they are developed or modified.

We maintain a continuous and collaborative Operational Risk Management Framework which establishes an effective environment is designed to identify, assess, measure, monitor and mitigate operational risk across all of our business areas. The Operational Risk Committee, which is chaired by the Global Head of Operational Risk and is a key component of the Enterprise Risk Management Governance structure, provides oversight of the Operational Risk Management Framework and provides a forum for senior management to assess the operational risk profile of the organization. The Global Head of Operational Risk reports to the Chief Risk Officer. The Operational Risk department is a risk management and assurance function that is independent of the revenue-generating areas. The Operational Risk department’s primary objective is to develop, implement, and maintain our Operational Risk Management Framework. The Operational Risk department works with all business areas to help ensure transparency, awareness, and accountability of risks.

Operational Risk Management

Operational risk management is a systemic process to identify, measure, and manage operational risk. It is a continuous, iterative process, which results in the acceptance, mitigation or avoidance of risk. Effective operational risk management should minimize expected losses, improve our ability to achieve our business objectives, and strengthen the overall risk management framework. The Operational Risk Management Framework continues to evolve to account for organizational changes and in response to the changing regulatory and business environment. We seek to manage our operational risk through:

•	training to increase operational risk awareness;
•	engaging senior management in the identification, assessment and mitigation of operational risks;
•	establishing an effective and accessible governance structure including policies, procedures and committees;
•	maintaining an effective control environment;
•	mandating the timely escalation of risk issues and incidents;
•	communicating pro-actively with business areas, including revenue-generating, support and control functions, to discuss and identify the operational risk profile of the businesses;
•	analyzing data collected throughout the organization to assess our operational risk exposure;
•	assessing and measuring risks by combining both top-down and bottom-up approaches; and
•	coordination between the assurance functions including the Operational Risk and Internal Audit departments, Compliance, and SOX Compliance, as appropriate.

80	MF Global 2011 Form 10-K

PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Operational Risk Management Framework is designed to comply with Basel 2 and continues to evolve based on the changing needs of our business and regulatory guidance. Our framework includes the following practices:

•	Risk identification through the escalation of incidents and issues and the reporting of key indicators;
•	Risk assessment through both top-down and bottom-up assessments across the business lines;
•	Risk measurement through the qualitative and quantitative assessment of expected and unexpected exposures;
•	Risk mitigation through the effective analysis of risks and identification and tracking of remedial actions and mitigating controls; and
•	Risk monitoring and reporting through the analysis of information and the escalation to governance committees and senior management as appropriate.

Risk Identification

Three core components of the Operational Risk Management Framework are the Incident, Indicator, and Assessment programs which help to identify and escalate the risks of the organization. We have a broad information collection process that is bound by global policies and procedures. Key information is stored in a centralized database for further reporting and analysis purposes.

The Operational Risk department maintains a disciplined and robust incident escalation and reporting program. The Enterprise Risk Management Policy identifies all employees as risk managers. As such, all employees have the mandate to escalate reportable incidents to their managers and the Operational Risk department. The Operational Risk department facilitates the capture of incident data which allows for useful analysis and timely dissemination of information across the organization. Additionally, external incidents, or adverse events that occur externally and do not directly impact us, are monitored and considered. The Operational Risk department collects external incident data, disseminates relevant information and coordinates discussions as appropriate.

Key indicators provide a monitoring tool to alert management to controls’ performance, risk levels, and trends that may be indicative of risk concerns. Selected indicator data is centrally collected by the Operational Risk department.

Risk Assessment

Our assessment programs are designed to assess the current state in order to project future risks and impacts. We approach the assessment of operational risk through periodic bottom-up and top-down processes through both individual and broader front-to-back discussions. Considering all available and relevant data and leveraging a consistent rating matrix to measure and report the results these assessments:

•	provide a broader understanding and awareness of the risks, the effectiveness of the controls, and the market and business environment to which each business area is exposed;
•	inform senior management and, as appropriate, the Board on the current operating and control environment;
•	detect risks which are not sufficiently mitigated and identify the need for (additional) remedial actions; and
•	promote transparency and accountability with regard to operational risk.

Risk Measurement

By considering the inherent and residual operational risks, all available and relevant data, and the results of the core Operational Risk Management Framework programs, we measure both the potential expected and unexpected exposures. The qualitative and quantitative measures are used to establish an operational risk profile for the organization, escalate risks that may be exceeding agreed tolerances, prioritize the remedial actions and identify other mitigating options.

Risk Mitigation

We may seek varied approaches to mitigating our operational risks including discreet action plans, insurance coverage, and holding economic capital.

By maintaining an effective Operational Risk Management Framework, we are able to more readily identify current or increasing risks and be more pro-active in mitigating those risks with discreet action plans. Based on the severity and likelihood of those risks, senior management may prioritize the actions and direct resources as needed. Those plans are monitored by the Operational Risk department to completion.

As deemed prudent, we seek to mitigate the financial effect of certain potential operational risks through insurance coverage. Insurance policies are mapped to our operational risks and are reviewed on an annual basis by the Insurance Risk Manager, who reports directly to the Chief Risk Officer, to ensure they are aligned to the current potential risks of the organization

Our approach to economic capital continues to evolve as we transform and the regulatory and business environments change. We may choose to calculate and hold economic capital to meet regulatory expectations or mitigate our potential exposure to extreme but unexpected scenarios. By identifying our operational risk profile and utilizing our top-down assessment program to identify extreme but plausible risk scenarios, we are able to extrapolate a capital measure with an expected confidence level. Our scenario analysis assessment program identifies extreme but plausible risk scenarios which are input into a model to extrapolate a capital measure with a given confidence level.

Risk Monitoring and Reporting

We evaluate changes to our operational risk profile and the effectiveness of the control environment, by monitoring, assessing, and reporting the results of the Operational Risk Management Framework, SOX Compliance, and Internal Audit programs on an ongoing basis. The results of the assurance programs are escalated to senior management and governance committees as appropriate.

MF Global 2011 Form 10-K	81

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

82	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of March 31, 2011 was effective and that there were no material weaknesses in the Company’s internal control over financial reporting as of that date.

The Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included within, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011.

MF Global 2011 Form 10-K	83

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

MF Global Holdings Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in equity, and comprehensive income present fairly, in all material respects, the financial position of MF Global Holdings Ltd. and its subsidiaries (the “Company”) at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

New York, New York

May 19, 2011

84	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

Consolidated Statements of Operations

(Dollars in thousands, except per share and share amounts)

	YEAR ENDED MARCH 31,

	2011	2010	2009

Revenues
Commissions	$1,433,939	$1,386,044	$1,642,380
Principal transactions	243,246	150,970	280,149
Interest income	516,513	415,315	816,639
Other	39,876	42,351	112,449

Total revenues	2,233,574	1,994,680	2,851,617

Interest and transaction-based expenses:
Interest expense	229,709	137,282	431,937
Execution and clearing fees	681,124	601,800	741,003
Sales commissions	253,669	240,579	252,011

Total interest and transaction-based expenses	1,164,502	979,661	1,424,951
Revenues, net of interest and transaction-based expenses	1,069,072	1,015,019	1,426,666

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	620,731	668,422	787,555
Employee compensation related to non-recurring IPO awards	12,436	31,827	44,819
Communications and technology	134,436	118,589	122,611
Occupancy and equipment costs	51,233	39,390	44,830
Depreciation and amortization	44,432	55,090	57,841
Professional fees	75,226	85,616	97,845
General and other	117,205	115,708	102,499
IPO-related costs	—	894	23,117
Restructuring charges	25,496	—	—
Impairment of intangible assets and goodwill	19,792	53,980	82,028

Total other expenses	1,100,987	1,169,516	1,363,145
Gains on exchange seats and shares	2,707	8,493	15,054
Loss on extinguishment of debt	4,141	9,682	—
Interest on borrowings	42,940	39,726	68,626

(Loss)/income before provision for income taxes	(76,289)	(195,412)	9,949
Provision/(benefit) for income taxes	5,203	(56,343)	41,877
Equity in income/(loss) of unconsolidated companies (net of tax)	2,677	3,791	(16,154)

Net loss	(78,815)	(135,278)	(48,082)
Net income attributable to noncontrolling interest (net of tax)	2,358	1,691	976

Net loss attributable to MF Global Holdings Ltd.	$(81,173)	$(136,969)	$(49,058)

Dividends declared on preferred stock	24,447	30,713	18,594
Deemed dividend resulting from exchange offer	48,792	—	—
Cumulative and participating dividends	—	—	2,033

Net loss applicable to common shareholders	$(154,412)	$(167,682)	$(69,685)

Loss per share (see Note 15):
Basic	$(1.00)	$(1.36)	$(0.58)
Diluted	$(1.00)	$(1.36)	$(0.58)
Weighted average number of shares of common stock outstanding:
Basic	154,405,951	123,222,780	121,183,447
Diluted	154,405,951	123,222,780	121,183,447

The accompanying notes are an integral part of these consolidated financial statements.

MF Global 2011 Form 10-K	85

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

Consolidated Balance Sheets

(Dollars in thousands, except per share and share amounts)

	MARCH 31,

	2011	2010

Assets
Cash and cash equivalents	$649,394	$826,227
Restricted cash and segregated securities	11,371,350	9,693,927
Securities purchased under agreements to resell (including $11,898,502 and $14,825,760 at fair value, respectively)	9,499,768	22,125,430
Securities borrowed (including $0 and $1,004,017 at fair value, respectively)	2,890,840	3,918,553
Securities received as collateral	147,185	52,185
Securities owned ($9,365,531 and $8,357,551 pledged, respectively)	10,831,346	10,320,139
Receivables:
Brokers, dealers and clearing organizations	4,233,137	3,317,789
Customers (net of allowances of $12,739 and $31,371, respectively)	389,544	292,110
Other	65,435	44,418
Memberships in exchanges, at cost (fair value of $17,147 and $19,285, respectively)	5,851	6,262
Furniture, equipment and leasehold improvements, net	138,393	72,961
Intangible assets, net	41,912	73,359
Other assets	277,447	222,720

TOTAL ASSETS	$40,541,602	$50,966,080

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	$382,961	$142,867
Securities sold under agreements to repurchase (including $7,232,434 and $9,281,426 at fair value, respectively)	16,626,875	29,079,743
Securities loaned	1,420,181	989,191
Obligation to return securities borrowed	147,185	52,185
Securities sold, not yet purchased, at fair value	5,052,486	4,401,449
Payables:
Brokers, dealers and clearing organizations	1,133,635	2,240,731
Customers	13,577,197	11,997,852
Accrued expenses and other liabilities	282,658	197,074
Long-term borrowings	414,080	499,389

TOTAL LIABILITIES	39,037,258	49,600,481

Commitments and contingencies (Note 11)
Preferred stock, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
403,550 and 1,500,000 Series B Convertible, issued and outstanding, non-cumulative, respectively	34,446	128,035

EQUITY
Common stock, $1.00 par value per share; 1,000,000,000 shares authorized,
163,595,695 and 121,698,729 shares issued and outstanding, respectively	163,596	121,699
Treasury stock	—	(219)
Receivable from shareholder	—	(29,779)
Additional paid-in capital	1,597,183	1,367,948
Accumulated other comprehensive income/(loss) (net of tax)	3,899	(5,752)
Accumulated deficit	(409,639)	(328,466)
Noncontrolling interest	18,692	15,966

TOTAL EQUITY	1,373,731	1,141,397

TOTAL LIABILITIES AND EQUITY	$40,541,602	$50,966,080

The accompanying notes are an integral part of these consolidated financial statements.

86	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share and share amounts)

	YEAR ENDED MARCH 31,

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,815)	$(135,278)	$(48,082)
Less: Net income attributable to noncontrolling interest	2,358	1,691	976

Net loss attributable to MF Global Holdings Ltd.	$(81,173)	$(136,969)	$(49,058)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gains on sale of exchanges seats and shares	(2,707)	(1,087)	(14,214)
Depreciation and amortization	44,432	55,090	57,841
Stock-based compensation expense	56,844	64,798	80,223
Bad debt expense	4,439	9,730	19,656
Deferred income taxes	8,565	(34,122)	(7,989)
Equity in income of unconsolidated affiliates	(2,677)	(3,791)	1,580
Dividend received from unconsolidated affiliates	1,459	2,340	—
Income attributable to noncontrolling interest, net of tax	2,358	1,691	976
Loss/(gain) on extinguishment of debt	4,141	9,682	(1,539)
Loss/(gain) on disposal of furniture, equipment and leasehold improvements	555	—	(2)
Write-down of capitalized professional fees	—	—	1,820
Amortization of debt issuance costs	8,366	7,897	12,073
Accretion of debt discount	2,905	—	—
Impairment of equity investment	—	—	14,574
Impairment of intangible assets and goodwill	19,792	53,980	82,028
(Increase)/decrease in operating assets:
Restricted cash and segregated securities	(1,648,783)	33,933	2,304,468
Securities purchased under agreements to resell	12,625,662	(9,222,760)	119,706
Securities borrowed	1,027,718	4,706,436	(3,975,733)
Securities owned	(507,688)	(6,713,687)	3,764,435
Receivables:
Brokers, dealers and clearing organizations	(888,793)	(787,456)	4,583,645
Customers	(101,203)	115,042	1,930,717
Affiliates	—	—	621
Other	(20,869)	(6,991)	4,101
Other assets	(64,381)	(10,938)	51,370
(Decrease)/increase in operating liabilities:
Securities sold under agreements to repurchase	(12,452,973)	14,808,045	(4,366,334)
Securities loaned	430,999	(4,962,488)	2,763,525
Securities sold, not yet purchased, at fair value	651,036	1,516,858	1,015,552
Payables:
Brokers, dealers and clearing organizations	(1,107,485)	1,162,773	(5,239,496)
Customers	1,519,700	126,979	(3,445,898)
Affiliates	—	—	(11,319)
Accrued expenses and other liabilities	85,436	(103,553)	(46,344)

Net cash (used in)/provided by operating activities	$(384,325)	$691,432	$(349,015)

The accompanying notes are an integral part of these consolidated financial statements.

MF Global 2011 Form 10-K	87

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

Consolidated Statements of Cash Flows, continued

(Dollars in thousands, except per share and share amounts)

	YEAR ENDED MARCH 31,

	2011	2010	2009

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of $2,533, $0 and $0 cash acquired in 2011, 2010 and 2009, respectively (Note 9)	$(6,040)	$(3,364)	$(6,653)
Proceeds from sale of memberships in exchanges	1,513	1,297	25,450
Purchase of memberships in exchanges	(981)	—	(1,369)
Purchase of furniture, equipment and leasehold improvements	(89,611)	(32,539)	(33,766)
Dividend received from membership exchange shares	411	—	—
Proceeds from sale of furniture, equipment and leasehold improvements	—	—	66

Net cash used in investing activities	(94,708)	(34,606)	(16,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bridge financing	$—	$—	$(1,400,000)
Proceeds/ (repayment) of other short-term borrowings	15,595	(5,968)	(29,539)
Issuance of common stock	184,000	—	—
Proceeds from liquidity facility borrowings	150,000	—	350,000
Repayment of liquidity facility borrowings	(225,500)	(200,000)	—
(Repayment)/ proceeds from two-year term facility	—	(240,000)	240,000
Issuance of convertible notes	287,500	—	210,000
Repayment of convertible notes	(14,090)	—	(3,200)
Payment of debt issuance costs	(16,148)	(791)	(45,524)
Issuance of preferred stock	—	—	300,000
Preferred stock issuance costs	—	—	(75,798)
Payment on convertible bond hedge	(63,992)	—	—
Proceeds from warrant transactions	36,495	—	—
Proceeds from Man Group for indemnification of tax expense	—	—	3,200
Distribution to noncontrolling interest	—	—	(828)
Payment of common stock issuance costs	(9,690)	—	—
Payment of deemed dividend resulting from exchange offer	(48,792)	—	—
Payment of dividends on preferred stock	(24,447)	(30,713)	(18,594)
Payment related to exchange of preferred securities	(2,153)	—	—
Proceeds from Man Group	29,779	—	—
Payment to Man Group for tax indemnification	(751)	—	—

Net cash provided by/(used in) financing activities	297,806	(477,472)	(470,283)

Effect of exchange rates on cash and cash equivalents	4,394	7,690	(6,331)

(Decrease)/Increase in cash and cash equivalents	(176,833)	187,044	(841,901)
Cash and cash equivalents at beginning of year	826,227	639,183	1,481,084

Cash and cash equivalents at end of year	$649,394	$826,227	$639,183

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$266,661	$307,274	$850,446
Cash paid for income taxes	$25,400	$5,897	$8,589
SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	95,000	2,303	569,265
Obligation to return securities borrowed	(95,000)	(2,303)	(569,265)
Receivable from shareholder	—	—	(29,779)

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

The accompanying notes are an integral part of these consolidated financial statements.

88	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

Consolidated Statement of Changes in Equity

(Dollars in thousands, except per share and share amounts)

	Common Stock	Treasury Stock	Receivable from Shareholder	Additional paid-in capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling interest in subsidiaries	Total Equity
Equity at March 31, 2008	$119,647	$—	$—	$1,265,733	$(142,439)	$6,084	$10,830	$1,259,855
Stock-based compensation				80,223				80,223
Net loss attributable to MF Global Holdings Ltd.					(49,058)			(49,058)
Net income attributable to noncontrolling interest							976	976
Foreign currency translation						(26,775)	(892)	(27,667)
Purchase of noncontrolling interest							2,949	2,949
Disposal of noncontrolling interest							(1,090)	(1,090)
Stock issued	1,076	(97)		(1,552)				(573)
Tax indemnification from Man Group				3,200				3,200
Dividend distributions				(18,594)				(18,594)
Minimum pension liability (net of $765 tax)						(3,324)		(3,324)
Impact of adoption of ASC 470-20				6,439				6,439
Receivable from shareholder			(29,779)					(29,779)

Equity at March 31, 2009	$120,723	$(97)	$(29,779)	$1,335,449	$(191,497)	$(24,015)	$12,773	$1,223,557

Stock-based compensation				65,767				65,767
Net loss attributable to MF Global Holdings Ltd.					(136,969)			(136,969)
Net income attributable to noncontrolling interest							1,691	1,691
Foreign currency translation						21,026	1,502	22,528
Stock issued	976	(122)		(1,655)				(801)
Windfall benefit to Man Group				(900)				(900)
Dividend distributions				(30,713)				(30,713)
Minimum pension liability (net of $1,074 tax)						(2,763)		(2,763)

Equity at March 31, 2010	$121,699	$(219)	$(29,779)	$1,367,948	$(328,466)	$(5,752)	$15,966	$1,141,397

Stock-based compensation				58,829				58,829
Net loss attributable to MF Global Holdings Ltd.					(81,173)			(81,173)
Net income attributable to noncontrolling interest							2,358	2,358
Foreign currency translation						8,688	368	9,056
Stock issued in connection with employee stock plans	4,597	219		(17,918)				(13,102)
Public stock issuance	25,915			148,395				174,310
Tax indemnification to Man Group				(1,941)				(1,941)
Dividend distributions				(24,447)				(24,447)
Deemed dividend resulting from exchange offer				(48,792)				(48,792)
Exchange/ repurchase of 9% convertible notes and Preferred B shares	11,385			83,859				95,244
Issuance of 1.875% convertible notes (net of $1,796 tax)				31,250				31,250
Settlement of shareholder receivable			29,779					29,779
Minimum pension liability (net of $357 tax)						963		963

Equity at March 31, 2011	$163,596	$—	$—	$1,597,183	$(409,639)	$3,899	$18,692	$1,373,731

The accompanying notes are an integral part of these consolidated financial statements.

MF Global 2011 Form 10-K	89

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except per share and share amounts)

	YEAR ENDED MARCH 31,

	2011	2010	2009
Net loss	$(78,815)	$(135,278)	$(48,082)
Other comprehensive income adjustments:
Foreign currency translation adjustment, net of tax	9,056	22,528	(27,667)
Minimum pension liability adjustment (net of $357, $1,074, and $765 tax in 2011, 2010 and 2009, respectively)	963	(2,763)	(3,324)

Comprehensive loss	$(68,796)	$(115,513)	$(79,073)
Comprehensive income attributable to noncontrolling interest	2,726	3,193	84

Comprehensive loss attributable to MF Global Holdings Ltd.	$(71,522)	$(118,706)	$(79,157)

The accompanying notes are an integral part of these consolidated financial statements.

90	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

MF Global Holdings Ltd. (together with its subsidiaries, the “Company”) is one of the world’s leading brokers in markets for commodities and listed derivatives. The Company provides access to more than 70 exchanges globally and is a leader by volume on many of the world’s largest derivatives exchanges. The Company is an active broker-dealer in markets for fixed income securities, equities, and foreign exchange. The Company is one of 20 primary dealers authorized to trade U.S. government securities with the Federal Reserve Bank of New York. In addition to executing client transactions, the Company provides research and market commentary to help clients make trading decisions as well as clearing and settlement services. The Company is also active in providing client financing and securities lending services.

The Company is headquartered in the United States (“U.S.”), and has operations globally, including the United Kingdom (“U.K.”), Australia, Singapore, India, Canada, Hong Kong and Japan. The Company’s diversified global client base includes a wide range of institutional asset managers and hedge funds, professional traders, corporations, sovereign entities, and financial institutions. The Company also offers a range of services for individual traders and introducing brokers. As of March 31, 2011, the Company operates and manages its business as a single operating segment.

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

BASIS OF PRESENTATION

The audited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of MF Global Holdings Ltd. and its subsidiaries. Certain prior year amounts have been reclassified to conform to current period presentation.

All material intercompany balances and transactions between the Company’s entities have been eliminated in consolidation. Transactions prior to September 30, 2009 between the Company and Man Group plc and its affiliates are herein referred to as “related party” transactions.

In the first quarter of fiscal 2011, the Company reclassified certain amounts in the statements of operations to better present its business transactions and explain its financial results. Specifically, expenses incurred related to temporary staff and contractors have been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees. Tuition and training costs have also been reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into General and other. In total, for the years ended March 31, 2010 and 2009, $4,539 and $8,636, respectively, were reclassified out of Employee compensation and benefits (excluding non-recurring IPO awards) and into Professional fees and General and Other. In addition, all dividends earned or paid in structured equity trading strategies previously classified within Interest income and Interest expense have been reclassified into Principal transactions. For the years ended March 31, 2010 and 2009, the net reclassification made for dividends was $74,472 and $7,503, respectively. These consolidated changes have been voluntarily reclassified by the Company and do not reflect an error or misstatement. The Company does not believe that these adjustments are quantitatively or qualitatively material to the results of the respective reporting periods.

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

CONSOLIDATION

The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, or exercises significant influence, but not control, are accounted for using the equity method of accounting. As of March 31 2011 and 2010, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Finance and Investment

MF Global 2011 Form 10-K	91

MF GLOBAL HOLDINGS LTD.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd., and had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

During fiscal 2011, the Company launched the MF Global Multi-Strategy Futures Trust Fund (the “Fund”) which is sponsored by one of the Company’s affiliates in Taiwan. While it has no direct investment in the Fund, the Company is responsible for selecting the commodity trading advisors to manage the Fund and providing certain clearing and execution services. The Fund is structured under Taiwanese regulations as a futures trust fund, and due to this structure, the Company has consolidated the Fund under the accounting guidance for consolidation. At March 31, 2011, the Fund’s total assets of $38,493 were included in Other assets and the Fund’s total liabilities and equity of $38,493 were included in Accrued expenses and other liabilities within the Company’s consolidated balance sheet.

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

RESTRICTED CASH AND SECURITIES SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are term cash deposits of $56,067 and $61,148 as of March 31, 2011 and 2010, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, many of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At March 31, 2011 and 2010, the Company was in compliance with its segregation requirements.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Transactions involving purchases of securities under agreements to resell (“resale agreements”) or sales of securities under agreements to repurchase (“repurchase agreements”) are generally treated as collateralized financing transactions. Certain of the Company’s resale and repurchase agreements are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are generally included in Interest income and Interest expense in the consolidated statements of operations.

Certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elects the fair value option for those resale and repurchase agreements that do not settle overnight or do not have an open settlement date or that are not accounted for as purchase or sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations.

Resale and repurchase transactions that are accounted for as collateralized financing transactions are presented on a net-by-counterparty basis when the requirements for balance sheet offsetting are satisfied.

The Company also enters into securities financing transactions that mature on the same date as the underlying collateral. The Company accounts for these transactions in accordance with the accounting standard for transfers and servicing. Such transactions are treated as a sale of financial assets and a forward repurchase commitment, or conversely as a purchase of financial assets and a forward resale commitment. The forward repurchase and resale commitments are accounted for as derivatives at fair value under the accounting standard for derivatives and hedging.

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

92	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

deposit cash or other collateral with the lender. In these transactions, the Company receives cash or other collateral in an amount generally in excess of the market value of the applicable securities borrowed and loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary.

The Company elects to record at fair value securities borrowed and securities loaned transactions that have a specific termination date beyond the business day following the trade date. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations.

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

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of March 31, 2011 and 2010, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $9,932,017 and $9,523,608, respectively. The Company sold or repledged securities aggregating $13,090,024 and $5,860,051, respectively. Counterparties have the right to sell or repledge these securities. See Note 3 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

HELD-TO-MATURITY SECURITIES

Held-to-maturity securities primarily consist of U.S. government treasury securities, agency debentures and corporate obligations. The Company accounts for held-to-maturity securities under the accounting standard for investments in debt securities and classifies securities as held-to-maturity that are owned by its non broker-dealer parent and subsidiaries, where it has the positive intent and the ability to hold the securities until maturity. These securities are carried on an amortized cost basis on the consolidated balance sheet in Securities owned or Restricted cash and segregated securities. The Company designates these securities as held-to-maturity at the time of purchase and re-evaluates the designation at each balance sheet date. Held-to-maturity securities are reviewed at least quarterly for impairment.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

Stocks, government and corporate bonds, futures, options and foreign currency transactions are reported in the consolidated financial statements on a trade date basis. Securities owned and securities sold, not yet purchased are stated at fair value, unless designated as held-to-maturity. Realized and unrealized gains and losses are reflected in Principal transactions or Gains on exchange seats and shares in the consolidated statements of operations. Fair values are generally based on quoted market prices.

Securities sold, not yet purchased, represent obligations of the Company to deliver the specified security and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the consolidated financial statements. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of the Securities sold, not yet purchased, may exceed the amount reflected on the consolidated balance sheets.

Shares in exchanges held by the Company that are not required for trading rights are recorded at fair market value, taking into account any restrictions. Unrealized gains and losses arising from these assets are reported separately in the consolidated statements of operations as Gains on exchange seats and shares.

FAIR VALUE MEASUREMENTS

The Company carries a significant portion of its assets and liabilities at fair value. These assets and liabilities consist of financial instruments, including cash and derivative products, and primarily represent its investment, trading, financing and customer facilitation activities. Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. Changes in the fair value of financial instruments are recognized in earnings within Principal transactions in the consolidated statements of operations.

MF Global 2011 Form 10-K	93

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The Company adopted the provisions under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. The Company marks its financial instruments based on quoted market prices, where applicable. Based on market convention the Company marks its financial instruments based on product class which is generally bid or mid price. If listed prices or quotes are not available, the Company determines fair value based on comparable market transactions, executable broker quotes, or independent pricing sources with reasonable levels of price transparency. Fair value measurements are not adjusted for transaction costs.

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

Securities owned by customers are held as collateral for receivables. Customer securities transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated balance sheets. The Company generally nets receivables and payables related to its customers’ futures, foreign currency forwards and securities transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties.

RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Receivables from brokers, dealers and clearing organizations include amounts receivable for securities not delivered by the Company to the purchaser by the settlement date (“fails to deliver”) and margin deposits. Payables to brokers, dealers and clearing organizations include amounts payable for securities not received by the Company from the seller by the settlement date (“fails to receive”). Receivables from and payables to brokers, dealers and clearing organizations also include amounts related to net receivables and payables arising from unsettled regular-way trades.

94	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s allowance for doubtful accounts is based upon management’s continuing review and evaluation of factors such as collateral value, aging and the financial condition of the customers. The allowance is assessed to reflect the best estimate of probable losses due to client defaults that have been incurred as of the balance sheet date. Any changes in the estimate are included in the operating results for the current period. In circumstances where a specific customer’s inability to meet its financial obligation is known, the Company records a specific provision against accounts receivable to reduce the receivable to the amount that it reasonably believes will be collected. The bad debt expense recognized for the years ended March 31, 2011, 2010 and 2009 are $4,439, $9,730, and $19,654, respectively.

MEMBERSHIPS IN EXCHANGES, AT COST

Memberships in exchanges represent both an ownership interest and the right to conduct business on the exchange. Exchange memberships of the Company’s broker-dealer and Futures Commission Merchant subsidiaries, representing the right to conduct business, are recorded at cost and tested at least annually for impairment or more frequently if events or circumstances indicate a possible impairment. In the year ended March 31, 2011 the Company recorded impairment charges of $521 for memberships in exchanges. In the years ended March 31, 2010 and 2009, there were no impairment charges for memberships in exchanges.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture and equipment are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated over their estimated useful lives of 3 to 5 years on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the related leases, which range from 2 to 10 years. The Company capitalizes the costs of software developed for internal use in accordance with ASC 350. The software developed or obtained for internal use is amortized over its estimated useful life of 1 to 5 years on a straight-line basis. The total depreciation expense for all furniture, equipment and leasehold improvements for the years ended March 31, 2011, 2010 and 2009 was $25,859, $23,747, and $23,658, respectively.

The Company reviews the carrying value of its furniture, equipment, or leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no impairment charges for furniture, equipment, and leasehold improvements recorded in the years ended March 31, 2011 and 2010. In the year ended March 31, 2009, impairment charges recorded were not material.

GOODWILL

Goodwill represents the excess of the purchase price of a business acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is tested at least annually for impairment in the fourth quarter. An assessment of goodwill for potential impairment is performed in two steps. Step 1 of the analysis is used to identify the impairment and involves determining and comparing the fair value of the Company (as one reporting unit) with its carrying value, or equity. If the fair value of the Company does not exceed its carrying value, goodwill is considered impaired. Step 2 of the analysis compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities, and identified intangibles, to calculate the amount of impairment, if any. See Note 9 for further information.

INTANGIBLE ASSETS, NET

Intangible assets represent the identifiable intangible assets acquired in a business combination such as customer relationships, technology assets, and trade names. The Company amortizes finite-lived intangible assets over their estimated useful lives on a straight-line basis up to 3.5 years, unless the economic benefits of the intangible are otherwise impaired. The Company did not have any indefinite lived intangible assets at March 31, 2011 and 2010. Intangible assets are reviewed at least annually for triggering events and then impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. See Note 9 for further information.

EQUITY

The Company has 1,000,000,000 shares authorized at $1.00 par value per share (“Common Stock”). In June 2010, the Company completed a public offering and sale of 25,915,492 shares of Common Stock. The agreement provided for the original sale of 22,535,211 shares of Common Stock to the underwriters at a price of $6.745 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 3,380,281 shares of Common Stock at a price of $6.745 per share, which was exercised in full. The price to the public was $7.10 per share of Common Stock. Net of underwriting discount and other costs, the Company received $174,310 as proceeds. At March 31, 2011 and 2010, the Company had 163,595,695 and 121,698,729 shares of Common Stock issued and outstanding, respectively.

At March 31, 2011 and 2010, noncontrolling interests recorded on the consolidated balance sheets were $18,692 and $15,966, respectively.

MF Global 2011 Form 10-K	95

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into derivative transactions for a variety of reasons, including facilitating client transactions, taking proprietary positions and managing its various exposures to risk arising from changes in foreign currency, interest rates, commodities and other asset prices, as well as, credit risk of corporate and government issuances. Derivative assets and liabilities are carried on the consolidated balance sheets at fair value, with changes in the fair value recognized in Principal transactions in the consolidated statements of operations. Derivatives are reported on a net by counterparty basis when a legal right of offset exists under an enforceable netting agreement. The Company currently does not apply hedge accounting using derivative instruments. See Note 5 for further information.

STOCK-BASED COMPENSATION

The Company measures the cost of employee services received for stock based compensation based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

EMPLOYEE BENEFITS

The Company’s employees participate in various pension and savings benefit plans. The Company does not have any material post-employment and post-retirement benefit plans. The Company uses various actuarial methods and assumptions to determine the pension benefit costs and obligations, including the discount rate used to determine the present value of future benefits and expected long-term rate of return on plan assets.

The Company sponsors a defined contribution plan for its U.S. employees, the MF Global Holdings USA Inc. Employees’ Savings and Investment Plan, whereby the Company contributes 50% of a participant’s contribution per year, subject to certain maximum thresholds, as defined by the plan. These contributions were $3,749, $4,070, and $3,682, for the years ending March 31, 2011, 2010 and 2009, respectively.

The Company’s non-U.S. employees are covered by non-U.S. defined contribution, savings, and benefit plans. Employer contributions to these plans are determined based on criteria specific to each individual plan. The Company’s contributions to its non-U.S. savings and defined benefit plans were $16,094, $14,542, and $12,068 for the years ending March 31, 2011, 2010 and 2009, respectively.

LEGAL RESERVES

In the ordinary course of business, the Company has been named as a defendant in legal and regulatory proceedings. The Company estimates the potential losses that may arise out of legal and regulatory proceedings and recognizes liabilities for such contingencies to the extent that such losses are probable and the amount of the loss can be reasonably estimated. Legal professional fees are accrued as incurred. See Note 11 for further disclosures.

RESTRUCTURING

The Company records a liability for a cost associated with an exit or disposal activity, as measured initially at its fair value, in the period in which the liability is incurred. In the first quarter of fiscal 2011, the Company completed a strategic assessment of its cost base, including reviews of its compensation structure and non-compensation expenses, and as a result of this evaluation, reduced its workforce. Additionally, in the fourth quarter of fiscal 2011, senior management introduced a new strategic plan that would restructure the Company into four lines of business. To help transition to the new business model, management decided to begin realigning resources and further reduced its workforce. During the year ended March 31, 2011, the Company recorded an expense of $25,496, as a result of both of these restructuring plans. The charges during the year ended March 31, 2011 included $23,354 for severance and other employee compensation costs and $2,142 in contract termination costs related to office closures. The employee terminations occurred mainly in North America and Europe. During the year ended March 31, 2011 the Company made payments of $22,629 and had a remaining accrual of $2,867 substantially all of which will be paid out within one year.

TERMINATION COSTS

Similar to accounting for restructuring costs, the Company records a liability for a cost associated with an exit or disposal activity, as measured initially at its fair value, in the period in which the liability is incurred. During the year ended March 31, 2010 the Company recorded $566 related to the reorganization of its offices in France and Canada of which $183 was recorded in Employee compensation and benefits (excluding non-recurring IPO awards), $308 in Occupancy and equipment and $75 in Depreciation and amortization in the consolidated statement of operations. Of this total amount, $147 related to employee severance and $419 related to contract termination and other costs. At March 31, 2010, the Company had a remaining accrual of $1,792, all of which was paid during the year ended March 31, 2011.

FOREIGN CURRENCY

The Company follows a two-step process to capture the impact of foreign currency movements from the transactions and financial statements of its operating entities. In the first step, each of the Company’s operating entities remeasures its

96	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

recorded balances that are denominated in a currency other than its functional currency into that entity’s functional currency, with transaction gains and losses resulting from remeasurement reported in each entity’s income statement. In the second step, each such entity whose functional currency is a non-U.S. Dollar currency translates its financial statements to U.S. Dollars, with the translation adjustments reported in other comprehensive income as a cumulative translation adjustment in the Company’s consolidated balance sheets. For the years ended March 31, 2011, 2010, and 2009 the net impact of foreign currency gains/(losses) recorded in General and other expenses were $441, ($15,635), and $12,614, respectively.

INCOME TAXES

The income tax provision is reflected in the consolidated statements of operations. The income tax provision is calculated using the asset and liability method. Under this method, deferred income taxes are provided for differences between the carrying value of assets and liabilities for financial reporting and income tax purposes, and are measured using the enacted tax rates that will be in effect when these differences are expected to reverse. A valuation allowance is provided for deferred tax assets when it is more likely than not (likelihood of greater than 50%) that the benefits of net deductible temporary differences and net operating loss carryforwards will not be realized.

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

REVENUE RECOGNITION

Commissions

Commissions are earned and recorded on a trade-date basis as the Company executes or clears customer transactions on an agency basis. Fees are charged at various rates based on the products traded and the method of trade. Commissions consist of fees charged for (1) executing trades for customers that have clearing accounts with other brokerage institutions, (2) executing and clearing customer transactions and (3) providing clearing services where the trade is executed by another brokerage firm and then routed to the Company for clearance. Commissions are presented net of rebates earned by customers based on the volume of transactions they execute and clear. Commissions do not include “markups” earned from executing customer trades on a matched principal basis, which are recognized under principal transactions revenue.

Principal transactions

Principal transactions include revenues from both matched principal brokerage activities and proprietary transactions. Revenues and losses from matched principal brokerage activities are recorded on a trade date basis. For these activities, executed on behalf of customers, commission is not separately billed to customers; instead a commission equivalent is included in the transaction price. The Company records in Principal transactions the gains or losses on repurchase and resale agreements accounted for as sales and purchase transactions. The Company also records dividends earned and paid in structured equity trading strategies in Principal transactions. On a gross basis, dividends earned and paid included in principal transactions for the year ended March 31, 2011 were $391,036 and $265,543, respectively, and $76,290 and $150,763 for the year ended March 31, 2010, respectively.

Profits and losses arising from various financial instruments entered into for the account and risk of the Company are recorded on a trade date basis. The Company does not separately amortize purchase premiums and discounts associated with proprietary transactions, as these are a component of the recorded fair value. Changes in the fair value of such securities are recorded as unrealized gains and losses within Principal transactions in the consolidated statements of operations. Contractual interest income and expense on these transactions are accrued and reported in Interest income and Interest expense in the consolidated statements of operations.

Interest

Interest is recognized on an accrual basis and includes amounts receivable on certain customer funds, company funds, investments in debt instruments such as agency securities and collateralized financing arrangements. Interest income related to resale agreements, securities borrowed and other collateralized financing arrangements are recognized over the life of the transaction. Interest income and expense for certain resale and repurchase agreement transactions are presented net in the consolidated statements of operations pursuant to appropriate accounting guidelines.

Other

Other revenues consist of revenues the Company earns from other normal business operations that are not otherwise included elsewhere. These include fees from clients and other

MF Global 2011 Form 10-K	97

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

counterparties for certain ancillary services provided by the Company, such as the use of trading systems and other professional staff services and support. Other revenues also include insurance proceeds, which are not recorded until received.

TRANSACTION-BASED EXPENSES

Transaction-based expenses are variable expenses directly incurred in conjunction with the generation of revenues, and consist of execution and clearing fees and sales commissions the Company pays to third parties.

Execution and clearing fees

Execution and clearing fees are recognized on a trade date basis. Execution and clearing fees reflect the expenses of executing, clearing and settling trades on behalf of customers. These fees are paid to third parties, specifically clearing brokers, exchanges and clearing-houses, and regulatory bodies. Execution and clearing fees also reflect losses due to trading errors of $4,474, $6,877, and $8,635, for the years ended March 31, 2011, 2010 and 2009, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 generally represents clarifications to the current fair value measurement standard under U.S. GAAP and hence many of its amendments are not intended to result in a change in the application of the requirements of the current standard. However, ASU No. 2011-04 does include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The Company will adopt ASU No. 2011-04 in the fourth quarter of fiscal 2012. The Company is currently assessing the impact it will have on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU No. 2011-03 removes from the assessment of effective control the requirement that the transferor has the ability to repurchase or redeem the financial asset that was transferred and the related collateral maintenance implementation guidance. The Company will adopt ASU No. 2011-03 in the fourth quarter of fiscal 2012 and does not expect a material impact on its consolidated financial statements upon adoption.

In July 2010, the FASB issued ASU No. 2010-20, Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires a company to provide more information about the credit quality of its financing receivables in the disclosures to the financial statements, including aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on both how a company develops its allowance for credit losses and how it manages its credit exposure. ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010. The Company adopted ASU No. 2010-20 in the third quarter of fiscal 2011 and enhanced disclosure to the notes to its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-10, Consolidation—Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 allows a reporting entity to indefinitely defer the effective date of the updated variable-interest entity (“VIE”) accounting guidance for certain investment funds. To qualify for the deferral, the investment fund needs to meet certain attributes of an investment company, and cannot be a securitization entity, an asset-backed financing entity, or an entity formerly considered a qualifying special-purpose entity, and the reporting entity does not have explicit or implicit obligations to fund losses of the entity. The Company adopted ASU No. 2010-10 in the first quarter of fiscal 2011 with no impact to its consolidated financial statements.

98	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified and superseded by ASU 2009-17 (“ASU No. 2009-17”) in December 2009. ASU No. 2009-17 requires an enterprise to determine the primary beneficiary (or “consolidator”) of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU No. 2009-17 changes the consideration of kick-out rights in determining if an entity is a VIE which may cause certain additional entities to now be considered VIEs. On January 27, 2010, the FASB agreed to finalize ASU No. 2010-10 to indefinitely defer consolidation requirements for a reporting enterprise’s interest in certain entities and for certain money market mutual funds under ASU No. 2009-17. The ASU also amended guidance that addresses whether fee arrangements represent a variable interest for all decision-makers and service-providers. The Company adopted ASU No. 2009-17 in the first quarter of fiscal 2011 with no material impact to its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 which was codified and superseded by ASU No. 2009-16 (“ASU No. 2009-16”) in December 2009. ASU No. 2009-16 aims to improve the visibility of off-balance sheet vehicles currently exempt from consolidation and addresses practical issues involving the accounting for transfers of financial assets as sales or secured borrowings. ASU No. 2009-16 also introduces the concept of a “participating interest”, which will limit the circumstances where the transfer of a portion of a financial asset will qualify as a sale, assuming all other derecognition criteria are met. Furthermore, ASU No. 2009-16 clarifies and amends the derecognition criteria for determining whether a transfer qualifies for sale accounting. ASU No. 2009-16 is effective as of the beginning of an entity’s first annual reporting period beginning after November 15, 2009. The Company adopted ASU No. 2009-16 in the first quarter of fiscal 2011 with no material impact to its consolidated financial statements.

NOTE 3: COLLATERALIZED FINANCING TRANSACTIONS

The Company’s policy is to take possession of securities purchased under resale agreements, which consist largely of securities issued by the U.S. and European government, government sponsored entities and federal agencies. The Company retains the right to re-pledge collateral received in collateralized financing transactions. As of March 31, 2011, the market value of collateral received under resale agreements was $48,665,649, of which $256,288 was deposited as margin with clearing organizations. As of March 31, 2010, the market value of collateral received under resale agreements was $68,958,618, of which $199,599 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of March 31, 2011 and 2010, the market value of collateral pledged under repurchase agreements was $61,088,346 and $75,606,222, respectively. As of March 31, 2011 and 2010, there were no amounts at risk under repurchase agreements or resale agreements that are accounted for as collateralized financing transactions with a counterparty greater than 10% of Equity.

Resale and repurchase transactions are presented on a net-by-counterparty basis when certain requirements related to the offsetting of amounts related to certain repurchase and resale agreements are satisfied. As of March 31, 2011 and 2010, the Company had securities purchased under agreements to resell of $9,499,768 and $22,125,430, respectively, which includes the impact of netting for resale agreements classified within segregated securities. Segregated securities are presented on a gross basis on the consolidated balance sheets.

The Company also enters into certain resale and repurchase transactions that mature on the same date as the underlying collateral (“reverse repo-to-maturity” and “repo-to-maturity” transactions, respectively). These transactions are accounted for as sales and purchases and accordingly the Company de-recognizes the related assets and liabilities from the consolidated balance sheets, recognizes a gain or loss on the sale/purchase of the collateral assets, and records a forward repurchase or forward resale commitment at fair value, in accordance with the accounting standard for transfers and servicing. For these specific repurchase transactions that are accounted for as sales and are de-recognized from the consolidated balance sheets, the Company maintains the exposure to the risk of default of the issuer of the underlying collateral assets, such as U.S. government securities or European sovereign debt, consisting of Italy, Spain, Belgium,

MF Global 2011 Form 10-K	99

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Portugal and Ireland. The forward repurchase commitment represents the fair value of this exposure and is accounted for as a derivative. The value of the derivative is subject to mark to market movements which may cause volatility in the Company’s financial results until maturity of the underlying collateral at which point these instruments will be redeemed at par. At March 31, 2011, securities purchased under agreements to resell of $1,495,682, at contract value, were de-recognized. At March 31, 2011, securities sold under agreements to repurchase of $14,520,341, at contract value, were de-recognized, of which 52.6% were collateralized with European sovereign debt. At March 31, 2010, this consisted of securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,199,842 and $5,702,980, respectively, at contract value.

At March 31, 2011 and 2010, certain of the Company’s resale and repurchase agreements were carried at fair value as a result of the Company’s fair value election. The Company elects the fair value option for those resale and repurchase agreements that do not settle overnight or do not have an open settlement date or that are not accounted for as purchase and sale agreements (such as repo-to-maturity transactions). The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. At March 31, 2011 the fair value of these resale and repurchase agreements was $11,898,502 and $7,232,434, respectively. At March 31, 2010 the fair value of these resale and repurchase agreements was $14,825,760 and $9,281,426, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the year ended March 31, 2011 the amount of gain and losses related to resale and repurchase agreements was $1,085 and $174, respectively. During the year ended March 31, 2010 the amounts of gains and losses related to resale and repurchase agreements were $2,600 and $2,080, respectively.

The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value.

The carrying values of the securities sold under repurchase transactions, including accrued interest, by maturity date are:

	MARCH 31, 2011
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,763,156	$6,212,155	$937,798	$79,344	$1,015,777	$10,008,230
U.S. Corporations	145,603	—	1,192,082	150,086	64,125	1,551,896
Foreign Governments	278,653	1,423,060	2,366,795	518,446	179,874	4,766,828
Foreign Corporations	—	16,714	283,207	—	—	299,921

Total	$2,187,412	$7,651,929	$4,779,882	$747,876	$1,259,776	$16,626,875

	MARCH 31, 2010
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,334,376	$15,649,717	$815,274	$637,552	$1,239,413	$19,676,332
U.S. Corporations	93,216	43,086	—	—	—	136,302
Foreign Governments	103,141	3,242,366	4,878,894	105,521	897,943	9,227,865
Foreign Corporations	39,244	—	—	—	—	39,244

Total	$1,569,977	$18,935,169	$5,694,168	$743,073	$2,137,356	$29,079,743

Securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions. These transactions facilitate the settlement process and may require the Company to deposit cash or other collateral with the lender.

The Company elects to record at fair value securities borrowed and securities loaned transactions that have a specific termination date beyond the business day following the trade date. At March 31, 2011 and 2010, the fair value of these securities borrowed agreements was $0 and $1,004,017. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the years ended March 31, 2011 and 2010, the net amount of losses related to securities borrowed agreements carried at fair value was $0 and $10. For

100	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded on the consolidated balance sheets. There are no securities borrowed or securities loaned transactions accounted for as sales.

In its collateralized financing transactions, the Company monitors the market value of collateral received on a daily basis and also calls for collateral on a daily basis. Generally, resale transactions are collateralized with investment grade securities including U.S. Treasury and agency securities, European sovereign debt, and mortgage backed securities, while securities borrowed are collateralized with U.S. Treasury and agency securities, mortgage backed securities, equities, and investment grade corporate bonds. The Company’s credit counterparties in resale transactions are central clearers, banks and broker-dealers. In securities borrowed transactions, credit counterparties can also include insurance companies and pension funds. Credit risk can arise when the collateral value falls below the value of the receivables and counterparties fail to provide additional collateral. As of March 31, 2011 and 2010, no provision has been recorded against resale agreements or securities borrowed transactions, as amounts were deemed collectible.

NOTE 4: SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED AND SEGREGATED SECURITIES

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. As of March 31, 2011 securities owned of $10,831,346 consisted of $6,571,646 held at fair value and $4,259,700 held at carrying value. As of March 31, 2010 securities owned of $10,320,139 consisted of $5,673,523 held at fair value and $4,646,616 held at carrying value.

Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	MARCH 31,

	2011		2010
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$4,457,016	$4,332,590	$3,903,235	$3,493,000
Corporate debt securities	567,873	257,294	207,165	162,586
Foreign government bonds	716,460	68,355	1,117,693	543,359
Equities	722,903	306,926	418,586	201,558
Shares held due to demutualization of exchanges	16,928	—	14,034	—
Other	90,466	87,321	12,810	946

Total	$6,571,646	$5,052,486	$5,673,523	$4,401,449

As of March 31, 2011 and 2010, there were no U.S. government securities and federal agency obligations owned by the Company and deposited as margin with clearing organizations.

Held-to-Maturity Securities

The Company has purchased certain securities for investment purposes and has the positive intent and ability to hold these securities to maturity. The Company has classified these securities as held-to-maturity securities and reported them on an amortized cost basis within Securities owned and Restricted cash and segregated securities on the consolidated balance sheet. Of the $6,887,980 total held-to-maturity portfolio, $797,421 will mature within one year, $2,587,235 will mature in one to three years and $3,503,324 will mature in three to five years. During the year ended March 31, 2011 the Company recognized other-than-temporary impairment of $1,561 related to debt securities issued by the U.S. government as these were purchased at a premium and the securities were called prior to maturity. The Company will not recover the amortized cost of these particular securities prior to their known call date. No impairment charge was recorded for the year ended March 31, 2010.

MF Global 2011 Form 10-K	101

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table summarizes the carrying value, fair value and unrealized gains and losses of the held-to-maturity securities, none of which have been in an unrealized loss position greater than 12 months, at March 31, 2011 and 2010:

	March 31, 2011
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$1,144,790	$1,151,531	$6,900	$(159)
Debt securities issued by the U.S. government and federal agencies	3,114,910	3,055,812	144	(59,242)

Total	$4,259,700	$4,207,343	$7,044	$(59,401)

	March 31, 2011
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$790,029	$789,153	$1,428	$(2,304)
Debt securities issued by the U.S. government and federal agencies	1,838,251	1,836,469	1,093	(2,875)

Total	$2,628,280	$2,625,622	$2,521	$(5,179)

	March 31, 2010
	Securities Owned
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$10,100	$10,262	$162	$—
Debt securities issued by the U.S. government and federal agencies	4,636,516	4,634,731	731	(2,516)

Total	$4,646,616	$4,644,993	$893	$(2,516)

	March 31, 2010
	Segregated Securities
	Carrying Value	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$71,139	$72,028	$889	$—
Debt securities issued by the U.S. government and federal agencies	2,888,574	2,891,805	3,679	(448)

Total	$2,959,713	$2,963,833	$4,568	$(448)

Segregated Securities

At March 31, 2011 and 2010, the Company had segregated securities of $8,929,537 and $7,587,632, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $5,982,860 and $4,280,140 at March 31, 2011 and 2010, respectively, of which $1,408,210 and $1,115,806 are at fair value as a result of the Company’s fair value election, at March 31, 2011 and 2010, respectively.

102	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

NOTE 5: FAIR VALUE MEASUREMENTS AND DERIVATIVE ACTIVITY

Fair Value

The Company has a framework for measuring fair value, and a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company has applied this framework to all financial instruments that are required to be reported at fair value.

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

•

Shares held due to demutualization of exchanges are priced based on the latest market data available, typically the most recent bids or transactions completed. In certain cases, shares held due to demutualization of exchanges are priced using models with inputs that are observable at valuation. When model input prices are observable these securities are categorized as Level 2. Where there is limited trading activity for these instruments, these securities are categorized as Level 3 of the fair value hierarchy.

MF Global 2011 Form 10-K	103

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following tables summarize the Company’s financial assets and liabilities as of March 31, 2011 and 2010, by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of March 31, 2011
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,337,477	$393,828	—	—	$3,731,305
U.S. government mortgage backed securities	—	1,003,628	—	—	1,003,628
Private label mortgage backed securities	—	10,411	—	—	10,411
Corporate debt securities	—	572,034	—	—	572,034
Foreign government bonds	716,460	—	—	—	716,460
Equities	722,903	—	—	—	722,903
Shares held due to demutualization of exchanges	—	1,079	15,849	—	16,928
Other	89,582	884	—	—	90,466

Total securities owned (4)	$4,866,422	$1,981,864	$15,849	$—	$6,864,135

Derivative Assets
Futures transactions	$3,282,442	$—	$—	$(2,300,966)	$981,476
Foreign currency and other OTC derivative transactions	51,281	839,798	—	(842,434)	48,645

Total derivative assets (2)	3,333,723	839,798	—	(3,143,400)	1,030,121

Securities purchased under agreements to resell (5) (6)	—	24,131,026		(10,824,314)	13,306,712

Total assets at fair value	$8,200,145	$26,952,688	$15,849	$(13,967,714)	$21,200,968

Liabilities
U.S. government securities and federal agency obligations	$3,297,000	$74,275	$—	$—	$3,371,275
U.S. government mortgage backed securities	—	961,315	—	—	961,315
Corporate debt securities	—	257,294	—	—	257,294
Foreign government bonds	68,355	—	—	—	68,355
Equities	306,926	—	—	—	306,926
Other	87,321	—	—	—	87,321

Total securities sold, not yet purchased	$3,759,602	$1,292,884	$—	$—	$5,052,486

Derivative liabilities
Futures transactions	$3,256,488	$—	$—	$408,803	$3,665,291
Foreign currency and other OTC derivative transactions	51,678	796,853	—	(128,101)	720,430

Total derivative liabilities (3)	3,308,166	796,853	—	280,702	4,385,721

Securities sold under agreements to repurchase (5)	—	18,056,749	—	(10,824,314)	7,232,435

Total liabilities at fair value	$7,067,768	$20,146,486	$—	$(10,543,612)	$16,670,642

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $3,592,560 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which are accounted for at other than fair value. Excludes $90,465 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $10,325,111 within Payables to customers and Payables to brokers, dealers and clearing organizations which are accounted for at other than fair value. Excludes $87,321 which is recorded in Securities sold, not yet purchased.
(4)	Includes $292,489 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the consolidated balance sheet.
(5)	Excludes Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $1,408,210 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.

104	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of March 31, 2010
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,195,306	$1,647,723	—	—	$3,843,029
U.S. government mortgage backed securities	—	407,985	—	—	407,985
Private label mortgage backed securities	—	1,584	—	—	1,584
Asset backed securities	—	448	—	—	448
Corporate debt securities	—	205,133	—	—	205,133
Foreign government bonds	1,117,693	—	—	—	1,117,693
Equities	418,586	—	—	—	418,586
Shares held due to demutualization of exchanges	—	—	14,034	—	14,034
Other	1,110	11,700	—	—	12,810

Total securities owned (4)	$3,732,695	$2,274,573	$14,034	$—	$6,021,302

Derivative Assets
Futures transactions	$3,549,003	$—	$—	$(1,925,278)	$1,623,725
Foreign currency and other OTC derivative transactions	61,972	1,057,190	—	(1,036,079)	83,083

Total derivative assets (2)	3,610,975	1,057,190	—	(2,961,357)	1,706,808

Securities borrowed (5) (7)	—	1,008,534	—	—	1,008,534
Securities purchased under agreements to resell (5) (6)	—	40,955,248	—	(25,013,682)	15,941,566

Total assets at fair value	$7,343,670	$45,295,545	$14,034	$(27,975,039)	$24,678,210

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$2,017,197	$1,105,240	$—	$—	$3,122,437
U.S. government mortgage backed securities	—	370,563	—	—	370,563
Corporate debt securities	—	162,586	—	—	162,586
Foreign government bonds	543,359	—	—	—	543,359
Equities	201,558	—	—	—	201,558
Other	946	—	—	—	946

Total securities sold, not yet purchased	$2,763,060	$1,638,389	$—	$—	$4,401,449

Derivative liabilities
Futures transactions	$3,556,612	$—	$—	$566,804	$4,123,416
Foreign currency and other OTC derivative transactions	63,908	1,055,513	—	(451,090)	668,331

Total derivative liabilities (3)	3,620,520	1,055,513	—	115,714	4,791,747

Securities sold under agreements to repurchase (5)	—	34,295,108	—	(25,013,682)	9,281,426

Total liabilities at fair value	$6,383,580	$36,989,010	$—	$(24,897,968)	$18,474,622

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $1,898,574 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which are accounted for at other than fair value and $4,517 of interest receivable in securities borrowed. Excludes $3,506 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $9,446,836 within Payables to customers and Payables to brokers, dealers and clearing organizations which are accounted for at other than fair value. Excludes $946 which is recorded in Securities sold, not yet purchased.
(4)	Includes $347,779 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the consolidated balance sheet.
(5)	Excludes Securities borrowed, Securities purchased under agreements to resell and Securities sold under agreements to repurchase, which are held at contract value.
(6)	Includes $1,115,806 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.
(7)	Includes $4,517 of interest receivable which is recorded in Receivables from brokers, dealers and clearing organizations.

MF Global 2011 Form 10-K	105

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Changes in unrealized gains and losses relating to assets or liabilities, measured at fair value, still held at the end of the period are reported in Principal transactions revenues in the consolidated statements of operations. The risks or volatility associated with the transactions that make up this amount are often offset or reduced by certain hedging strategies associated with products within a different level in the fair value hierarchy (either Level 1 or Level 2). The Company often enters into positions with one counterparty which are generally offset with opposite transactions with other counterparties. These hedging transactions and the associated underlying financial instruments are often classified in different levels in the fair value hierarchy.

For the year ended March 31, 2011, the Company did not have significant transfers in or out of Level 1 and Level 2 in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the periods for all financial assets and liabilities categorized as Level 3 as of the years ended March 31, 2011 and 2010. The net unrealized losses reflected in Level 3 should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.
•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	YEAR ENDED MARCH 31,

	2011	2010
Beginning balance	$14,034	$14,367
Total realized and unrealized gains and losses	5,296	(282)
Purchases, sales and settlements, net	(4,685)	59
Transfers in/(out) of Level 3	1,206	(170)
Foreign currency translation	(2)	60

Balance, end of period	$15,849	$14,034

The balance at March 31, 2011 and 2010 respectively is comprised of shares held due to the demutualization of exchanges. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Gains on exchange seats and shares and in Other revenues in the consolidated statements of operations. The net unrealized gains/ (losses) relating to instruments held at March 31, 2011 and 2010 was a gain of $796 and a loss of $282, respectively. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level. The transfer into Level 3 during the year ended March 31, 2010 relates to shares held due to demutualization of exchanges. These shares were previously required for clearing and therefore carried at cost.

The fair value of long-term borrowings at March 31, 2011 and 2010 was $508,943 and $531,800, respectively. The fair value of long-term debt was determined by reference to the March 31, 2011 market values of comparably rated debt instruments.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and over-the-counter derivative products. In connection with these trading services, the Company may use derivative instruments to facilitate client transactions or to build inventory for future client demand. The Company also enters into derivative transactions for its own account to offset the Company’s exposure to counterparty transactions, changes in foreign currency and interest rate risks, and to manage its liquid corporate assets. In accordance with the accounting standard for derivatives and hedging, the Company currently does not apply hedge accounting to its derivative activities.

The Company recognizes all of its derivative contracts as either assets or liabilities on the consolidated balance sheets at fair value, which are reflected net of cash paid or received pursuant to credit support arrangements with counterparties and reported on a net-by-counterparty basis under legally enforceable netting agreements. These derivative assets and liabilities are included in Receivables from and Payables to customers, Receivables from and Payables to broker dealers and clearing organizations, Securities owned and Securities sold, not yet purchased. Changes in the fair value of all derivative instruments are recognized in Principal transactions in the consolidated statements of operations.

106	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of March 31, 2011 and 2010.

	MARCH 31, 2011
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$4,043	16,271	—	20,314	$3,833	7,972	—	11,805	28,318
Foreign exchange rate	54,698	405,283	—	459,981	42,979	401,120	—	444,099	3,011,744
Equity	56,742	94,351	—	151,093	52,440	95,458	—	147,898	1,082,983,355
Commodity	3,307,822	323,804	—	3,631,626	3,296,234	291,061	—	3,587,295	871,357
Other	—	972	—	972	—	1,243	—	1,243	1,411

Total fair value of derivative contracts				$4,263,986				$4,192,340
Impact of netting and collateral				(3,143,400)				280,702

Total fair value				$1,120,586				$4,473,042

	MARCH 31, 2010
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$1,135	4,345	—	5,480	$545	8,915	—	9,460	30,542
Foreign exchange rate	61,008	407,503	—	468,511	61,220	386,916	—	448,136	5,394,601
Equity	6,081	74,463	—	80,544	6,201	69,651	—	75,852	1,002,329,264
Commodity	3,543,858	573,278	—	4,117,136	3,553,501	590,030	—	4,143,531	848,042

Total fair value of derivative contracts				$4,671,671				$4,676,979
Impact of netting and collateral				(2,961,357)				115,714

Total fair value				$1,710,314				$4,792,693

(1)	Reflects derivative assets within Securities owned, Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes non-derivatives included in Securities owned and Receivables from customers and Receivables from brokers, dealers, and clearing organizations.
(2)	Reflects derivative liabilities within Securities sold, not yet purchased, Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes non-derivative Securities sold, not yet purchased and Payables to customers and Payables to brokers, dealers, and clearing organizations which are accounted for at other than fair value.
(3)	Contract equivalent is determined using industry standards and equivalent contracts in the futures market. OTC contract equivalents are determined by dividing OTC notionals by associated contract notionals. For minor currencies for which no futures contracts are traded, contract equivalents are determined to be equal to the USD notional divided by $1,000, which is consistent with other minor currency futures contracts.

The Company’s volumes of exchange traded futures and options executed and/ or cleared, where the unrealized gain or loss is settled daily, and there is no receivable or payable associated with the contract, was 1,879,729,021 and 1,667,915,439 contracts for fiscal 2011 and 2010, respectively. These contracts are primarily cleared through commodity clearing corporations.

MF Global 2011 Form 10-K	107

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the consolidated statements of operations for the years ended March 31, 2011, 2010 and 2009.

	YEAR ENDED MARCH 31,

Type of Instrument	2011	2010	2009
Fixed Income/ Interest rate	$66,426	$15,366	$57,767
Foreign exchange	42,435	60,357	92,587
Equity	52,579	8,529	26,776
Commodity	72,834	58,509	93,609
Other	8,972	8,209	9,410

Total	$243,246	$150,970	$280,149

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements with certain counterparties, and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of March 31, 2011, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $14,249, for which the Company has posted collateral of $29,483 in accordance with arrangements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of March 31, 2011, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $845 or $1,221, respectively. As of March 31, 2010, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $23,413, for which the Company has posted collateral of $29,861 in accordance with agreements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of March 31, 2010, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $3,162.

NOTE 6: RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	MARCH 31,
	2011		2010

	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$291,580	$466,481	$418,994	$403,959
Due from/to clearing brokers	1,065,362	4,144	1,056,664	2,699
Due from/to clearing organizations	908,605	120,043	1,100,520	58,364
Fees and commissions	708	69,557	934	55,289
Unsettled trades	1,823,641	431,921	593,417	1,669,777
Other	143,241	41,489	147,260	50,643

Total	$4,233,137	$1,133,635	$3,317,789	$2,240,731

NOTE 7: RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

Receivables from and payables to customers, net of allowances, are as follows:

	MARCH 31,
	2011		2010

	Receivables from customers	Payables to customers	Receivables from customers	Payables to customers
Futures transactions	$259,499	12,283,617	$202,652	10,905,593
Foreign currency and other OTC derivative transactions	26,163	691,585	31,808	638,254
Securities transactions	51,508	595,576	43,329	445,303
Other	52,374	6,419	14,321	8,702

Total	$389,544	$13,577,197	$292,110	$11,997,852

108	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

NOTE 8: FURNITURE, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

A summary of furniture, equipment, and leasehold improvements is as follows:

	MARCH 31,

	2011	2010
Leasehold improvements	$84,118	$56,969
Equipment	96,861	77,627
Furniture and fixtures	35,763	37,538
Computer software	77,224	39,135

Total cost	293,966	211,268
Less: accumulated depreciation and amortization	155,573	138,306

Cost, net of accumulated depreciation and amortization	$138,393	$72,961

NOTE 9: GOODWILL AND INTANGIBLE ASSETS

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

There were no acquisitions during the year ended March 31, 2010.

During fiscal 2011 and 2010, earn-out payments of $3,507 and $3,364, respectively, were made relating to prior acquisitions, which are accounted for as additional purchase consideration. As of March 31, 2011 and 2010, the Company had one remaining arrangement that could result in contingent, or “earn-out”, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to fiscal 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years (to fiscal 2017), subject to a remaining maximum of approximately $66,000.

Goodwill represents the excess of the purchase price of a business combination over the fair value of the net assets acquired. Goodwill is not amortized and is tested at least annually for impairment or when there is an interim triggering event. An assessment of goodwill for potential impairment is performed in two steps. Step 1 of the analysis is used to identify the impairment and involves determining and comparing the fair value of the Company (as one reporting unit) with its carrying value, or equity. If the fair value of the Company does not exceed its carrying value, goodwill is considered impaired. Step 2 of the analysis compares the fair value of the Company to the aggregated fair values of its individual assets, liabilities and identified intangibles, to calculate the amount of impairment, if any.

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 10.99% as its discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred stock, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at March 31, 2011, there was a very limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at March 31, 2011 and 2010. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $3,811 and $3,364 for the years ended March 31, 2011 and 2010, respectively, to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The summary of the Company’s goodwill is as follows:

Balance as of March 31, 2009	$—
Additions	3,364
Impairment	(3,364)

Balance as of March 31, 2010	$—

Additions	3,811
Impairment	(3,811)

Balance as of March 31, 2011	$—

MF Global 2011 Form 10-K	109

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Intangible assets, subject to amortization as of March 31, 2011 and 2010 are as follows:

	MARCH 31,

	2011	2010

Customer relationships
Gross carrying amount	$261,970	$259,943
Accumulated amortization	(220,214)	(193,157)

Net carrying amount	41,756	66,786

Technology assets
Gross carrying amount	32,114	32,114
Accumulated amortization	(32,114)	(27,101)

Net carrying amount	—	5,013

Trade names
Gross carrying amount	2,934	2,934
Accumulated amortization	(2,778)	(1,374)

Net carrying amount	156	1,560

Total	$41,912	$73,359

Intangible assets represent the cash paid in a business combination for customer relationships, technology assets, and trade names. Intangible assets are reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the fourth quarter of fiscal 2011, the Company identified triggering events that required an impairment analysis to be performed related to certain intangible assets. This analysis mainly related to the customer relationships acquired from the Refco, BrokerOne and FXA acquisitions several years ago. Due to the decrease in expected cash flows from certain long-lived intangible assets related to higher customer attrition and lower velocity as originally estimated in the purchase accounting model, the Company concluded that such assets were not fully recoverable.

In performing this analysis, the Company compared the net book value of these customer relationship intangible assets to their estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including volumes and interest rates as the basis for expected future cash flows related to the customer relationships. In this analysis, management used estimated growth and attrition rates applicable to the respective markets of the customer relationships, and a discount rate of 10.99%.

As a result of all impairment analysis performed during the fourth quarter of fiscal 2011 and 2010, the Company recorded an impairment charge of $15,981 and $50,615, respectively, related to customer relationships, technology assets and trade names. The Company also recorded an impairment charge of $5,207 at March 31, 2009. In the table above, impairment charges are included in accumulated amortization.

During the year ended March 31, 2011 and 2010, the total impairment charge of $19,792 and $53,980, respectively, was recorded in Impairment of intangible assets and goodwill in the Company’s consolidated statement of operations. The amortization included in Depreciation and amortization for the year ended March 31, 2011, 2010 and 2009 was $18,573, $31,343, and $34,183, respectively. The amortization expense for the remaining intangible assets for the next five fiscal years is approximately $10,283, $10,242, $9,826, $3,874 and $0, respectively.

NOTE 10: BORROWINGS

Short term borrowings consist of the following:

	MARCH 31,

	2011	2010

Liquidity facility	$367,000	$142,500
Bank overdrafts	15,961	367

Total	$382,961	$142,867

Long-term borrowings consist of:

	MARCH 31,

	2011	2010

1.875% Convertible Notes due 2016	$230,063	$—
9.00% Convertible Notes due 2038	184,017	199,389
Other long-term borrowings	—	300,000

Total	$414,080	$499,389

Liquidity Facility

At March 31, 2010, the Company had a $1,500,000 unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of lenders.

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

110	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Maturity Date (currently equal to $156,243) will become due. Under the terms of the amended liquidity facility, the Company may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date and also for general corporate purposes.

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

In all cases, borrowings are subject to the terms and conditions set forth in the liquidity facility which contains financial and other customary covenants. The amended liquidity facility includes a covenant requiring the Company to maintain a minimum Consolidated Tangible Net Worth of not less than the sum of (i) 75% of the pro forma Consolidated Tangible Net Worth as of March 31, 2010 after giving effect to the offering by the Company of equity interests on June 2, 2010, including exercise of the underwriters’ option to purchase additional shares, and the consummation in whole or in part of the offer to exchange of the Company dated June 1, 2010 plus (ii) 50% of the net cash proceeds of any offering by the Company of equity interests consummated after the second amendment effective date plus (iii) 25% of cumulative net income for each completed fiscal year of the Company after the second amendment effective date for which consolidated net income is positive. The amended liquidity facility also requires the Company to limit its Consolidated Capitalization Ratio to be no greater than 40% prior to March 31, 2011; 37.5% on or after March 31, 2011 and before March 31, 2012; and 35% on or after March 31, 2012. Furthermore, commencing on March 31, 2012, the amended liquidity facility also requires the Company to limit its Consolidated Leverage Ratio as at the last day of any period of four fiscal quarters to be no greater than 3 to 1. Under the amended liquidity facility, the Company has agreed that it will not use proceeds of any borrowing under the liquidity facility to redeem, repurchase or otherwise retire any 9% Convertible Notes. Furthermore, beginning March 31, 2012, the Company will not permit at any time prior to July 1, 2013, cash and cash equivalents to be less than the entire outstanding amount of the 9% Convertible Notes.

The amended liquidity facility continues to provide that if (i) the Company fails to pay any amount when due under the facility, (ii) or to comply with its other requirements mentioned above, (iii) fails to pay any amount when due on other material debt (defined as $50,000 or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In December 2010 and March 2011, for purposes of prudent liquidity management, the Company borrowed $75,000 each from the liquidity facility, which was subsequently repaid in January 2011 and April 2011, respectively. As of March 31, 2011 and 2010, $367,000 and $442,500 was outstanding under the liquidity facility with the remainder available to the Company. The Company has classified the $367,000 of outstanding borrowings at March 31, 2011 under the liquidity facility as short term debt. In connection with the Amendment, the Company paid a one-time fee to participating lenders of $6,818 recorded in Other assets which will be amortized over the life of the facility.

At March 31, 2011, the Company was in compliance with its covenants under the liquidity facility.

1.875% Convertible Senior Notes

On February 11, 2011, the Company completed an offering of $287,500 aggregate principal amount of its 1.875% Convertible Senior Notes due 2016 (the “1.875% Convertible Notes”). The 1.875% Convertible Notes bear interest at a rate of 1.875% per year, payable semi-annually in arrears on February 15 and August 1 of each year, beginning August 1, 2011. The 1.875% Convertible Notes mature on February 1, 2016. Holders may convert the 1.875% Convertible Notes at their option prior to August 1, 2015 upon the occurrence of certain events relating to the price of its Common Stock or various corporate events. On or after August 1, 2015, the holders may convert at the applicable conversion rate at any time prior to maturity. The initial conversion rate for the 1.875% Convertible Notes is 96.4716 shares of Common Stock per $1 principal amount of 1.875% Convertible Notes, equivalent to an initial conversion

MF Global 2011 Form 10-K	111

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

price of approximately $10.37 per share of Common Stock. The conversion rate will be subject to adjustment given certain events. The Company may not redeem the notes prior to maturity. The Company used $150,500 of the net proceeds from the offering to repay outstanding indebtedness under the liquidity facility.

In connection with the issuance of the 1.875% Convertible Notes, on February 7, 2011, the Company entered into privately negotiated convertible bond hedge and warrant transactions. The convertible bond hedge transactions cover, subject to anti-dilution adjustments, approximately 27,735,585 shares of the Company’s Common Stock, which is the same number of shares initially issuable upon conversion of the 1.875% Convertible Notes, and are expected to reduce the potential dilution with respect to the Common Stock and/or reduce the Company’s exposure to potential cash payments that may be required to be made by the Company upon conversion of the 1.875% Convertible Notes. The warrant transactions cover the same initial number of shares of Common Stock, subject to anti-dilution adjustments with each of the counterparties. The warrants have an initial strike price equal to $14.23, or 75% above the closing price of the Common Stock on the New York Stock Exchange on February 7, 2011. The Company may, subject to certain conditions, settle the warrants in cash or on a net-share basis. The warrant transactions could have a dilutive effect with respect to the Common Stock or, if the Company so elects, obligate the Company to make cash payments or issue additional shares of Common Stock to the extent that the market price per share of Common Stock exceeds the applicable strike price of the warrant transactions on or before any expiration date of the warrants.

The Company used approximately $27,500 of the net proceeds from the offering of the 1.875% Convertible Notes to pay the cost of the purchase of the convertible bond hedge transactions after such cost was partially offset by the aggregate proceeds of approximately $36,500 to the Company from the sale of the warrant transactions which were recorded in Equity on the consolidated balance sheet. The convertible bond hedge transactions and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, are not part of the terms of the 1.875% Convertible Notes, and will not change any holders’ rights under the 1.875% Convertible Notes. Holders of the 1.875% Convertible Notes will not have any rights with respect to the convertible bond hedge transactions or warrant transactions.

9.00% Convertible Senior Notes

The Company has outstanding $187,763 aggregate principal amount of 9.00% Convertible Senior Notes due 2038 (the “9% Convertible Notes”). The 9% Convertible Notes bear interest at a rate of 9.00% per year, payable semi-annually in arrears on June 15 and December 15 of each year. The 9% Convertible Notes mature on June 20, 2038. Holders may convert the 9% Convertible Notes at their option at any time prior to the maturity date. Upon conversion, the Company will pay or deliver, as the case may be, cash, Common Stock or a combination thereof at the Company’s election. The initial conversion rate for the 9% Convertible Notes is 95.6938 shares of Common Stock per $1 principal amount of 9% Convertible Notes, equivalent to an initial conversion price of approximately $10.45 per share of Common Stock. The conversion rate will be subject to adjustment in certain events. The Company may redeem the 9% Convertible Notes, in whole or in part, for cash at any time on or after July 1, 2013 at a price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest. Holders may require the Company to repurchase all or a portion of their 9% Convertible Notes for cash on July 1, 2013, July 1, 2018, July 1, 2023, July 1, 2028 and July 1, 2033 at a price equal to 100% of the principal amount of 9% Convertible Notes to be repurchased plus accrued and unpaid interest.

On July 15, 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its outstanding 9% Convertible Notes (the “Exchange Offer”). In the Exchange Offer, $9,337 in aggregate principal amount of the 9% Convertible Notes were validly tendered and for each $1 principal amount of 9% Convertible Note tendered, the Company issued 95.6938 shares of its Common Stock and paid a cash premium of $0.48, plus accrued interest up to, but not including, July 15, 2010, amounting to approximately $7.25 per $1 principal amount of notes. The Company issued, in the aggregate, 893,486 shares of its Common Stock and paid an aggregate cash premium of $4,482 to the tendering holders of such 9% Convertible Notes.

During March 2011, the Company repurchased an aggregate principal amount of $7,900 of its 9% Convertible Notes in the open market. The Company paid cash in the amount of $9,608 and recognized a loss on extinguishment of debt of $1,404, which includes the accelerated amortization of debt issuance cost of approximately $462.

As of March 31, 2011, $187,763 in aggregate principal amount of 9% Convertible Notes remains outstanding. The terms and conditions of the 9% Convertible Notes remain unchanged.

NOTE 11: COMMITMENTS AND CONTINGENCIES

LEGAL

Legal and Regulatory Matters

The Company and its subsidiaries are currently, and in the future may be, named as defendants in or made parties to various legal actions and regulatory proceedings (“legal and regulatory matters” or “these matters”). Some of these matters

112	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

that are currently pending are described below under “Description of Particular Matters”. Claims for significant monetary damages are often asserted in many of these matters involving legal actions, although a number of these actions seek an unspecified or indeterminate amount of damages, including punitive damages, while claims for disgorgement, penalties and other remedial sanctions may be sought by governmental or other authorities in regulatory proceedings. It is inherently difficult to predict the eventual outcomes of these matters given their complexity and the particular facts and circumstances at issue in each of them.

In view of the inherent unpredictability of outcomes in legal and regulatory matters, particularly where (1) the damages sought are unspecified or indeterminate, (2) the proceedings are in the early stages or (3) the matters involve unsettled questions of law, multiple parties or complex facts and circumstances, there is considerable uncertainty surrounding the timing or ultimate resolution of these matters, including a possible eventual loss, fine, penalty or business impact associated with each matter. In accordance with applicable accounting guidance, the Company accrues amounts for legal and regulatory matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with applicable accounting guidance, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. The actual results of resolving these matters may involve losses that are substantially higher than amounts accrued (and insurance coverage, if any).

Although the Company has made accruals for only some of the legal and regulatory matters, it believes that loss contingencies may, in the future, be reasonably possible for a number of these matters, including both matters for which no accruals have been made and matters for which they have. Under applicable accounting guidance, an event is “reasonably possible” if the chance of the event occurring is more than “remote” or “slight.” For matters as to which the Company believes a loss is reasonably possible and estimable, it currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $150,000 in the aggregate. This estimated range, however, is subject to the following considerations. For one of these matters, although the Company believes that losses are reasonably possible, it is currently unable to make a reasonable estimate of such losses. The Company discusses this matter below under “Description of Particular Matters—In re: Platinum and Palladium Commodities Litigation.”

The estimated range also does not include the BMO matter, which is discussed below under “Description of Particular Matters—Bank of Montreal (“BMO”)”. While the Company currently believes that losses are reasonably possible for the

BMO matter, the Company believes it is difficult to make any estimate of the potential losses at this stage of the proceedings, other than to refer to a range up to the amount of the claims made against the Company in that matter. Those claims, for which the Company has not made any accruals, are described in the next section under the heading relating to the BMO matter.

For the matters that are covered by the estimated range, the range reflects the following amounts. For some of the covered matters, where the Company believes it is able to do so, the Company has estimated the losses based on its current assessment of the particular facts and circumstances and legal issues relating to the matters as known and understood by the Company. For each of the remaining covered matters, however, the estimated range simply reflects the amount of compensatory damages claimed against the Company in the matter or, where such damages are not specified or the Company believes it is otherwise appropriate, the Company’s estimate of the value of the contract, account or transaction that is the subject of the matter. Although some of the covered matters include claims for punitive or statutory (e.g., treble) damages, the estimated range does not reflect any potential losses from claims of this kind because at this point the Company believes amounts too remote or unpredictable. In addition, a number of covered matters involve claims or counterclaims relating to debit balances in customer accounts, in which the Company has asserted or intends to assert offsetting claims to recover the debits, and for matters of this kind the estimated range reflects only the net amount of the claims against the Company. Also, the estimated range does not reflect any potential losses from the matters described below in the Description of Particular Matters under the headings “Unauthorized Trading Incident of February 26/27 2008—Class Action Suits” (as to which the parties have agreed to a preliminary settlement, although the settlement remains subject to court approval and other conditions, and cannot be assured) and “Agape World” (which, as it relates to the Company, was dismissed by the lower court but remains subject to possible future appeal).

Finally, the estimated range reflects losses only in excess of amounts currently accrued for the covered matters, does not give effect to any potential insurance coverage, which might reduce the amounts owed in some contingencies, and does not reflect any legal fees or other expenses incurred in defending or investigating any matters (which at times have been and in the future could be substantial) or that may be demanded by a counterparty.

MF Global 2011 Form 10-K	113

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The losses reflected in the estimated range could occur over a period of several years or longer. The estimated range is based on currently available information, is subject to modification in light of future developments and changes in the Company’s management’s assessments and may not reflect the actual outcome of any matters. For all the reasons described above, the estimated range does not represent the Company’s maximum loss exposure from legal and regulatory matters.

Description of Particular Matters

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of the Company’s U.S. operating subsidiary MF Global Inc. (MFGI), Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141,045 shortfall (the “Dooley Trading Incident”). As a result of the Dooley Trading Incident:

•

CLASS ACTION SUITS. The Company, Man Group, certain of its current and former officers and directors, and certain underwriters for the IPO has been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. The parties engaged in mediation and have agreed to a preliminary settlement, which is subject to various customary conditions, including confirmatory discovery, preliminary approval by the United States District Court for the Southern District of New York, notice to class members, class member opt-out thresholds, a final hearing, and final approval by the District Court. The settlement provides for a total payment of $90,000 to plaintiffs. Of this total payment, $2,500 relates to the Company and has been accrued.

•

INSURANCE CLAIM. MFGI filed a claim for payment of its $141,045 loss plus statutory interest under its Fidelity Bond Insurance (the “Bond”), which provides coverage for wrongful or fraudulent acts of employees, seeking indemnification for the loss on the Dooley trading incident. After months of investigation, MFGI’s Bond insurers denied payment of this claim based on certain definitions and exclusions to coverage in the Bond. They also initiated an action against MFGI in the Supreme Court of the State of New York, New York County, seeking a declaration that there is no coverage for this loss under the Bond. MFGI believes the insurers’ position to be in error and filed a counterclaim in order to seek to enforce its right to payment in court. The Bond insurers sought partial summary judgment, which the Court denied. The Bond insurers have filed a Notice of Appeal to the Appellate Division, First Department and also filed a motion to Renew or Reargue with the Supreme Court, challenging the portion of the decision that found that Dooley was an employee of the Company. Insurers’ motion to Renew or Reargue has been denied and they have filed a Notice of Appeal on that issue as well.

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. (“Optionable”) and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims based upon on allegations that Optionable and MFGI provided BMO with price indications on natural gas option contracts that BMO allegedly believed were independent but the indications had been provided by BMO’s trader, David Lee, and were passed on to BMO, thereby enabling Lee substantially to overvalue BMO’s natural gas options book. BMO further alleges that MFGI and Saab aided and abetted Lee’s fraud and breach of his fiduciary duties by sending price indications to BMO. There are additional separate claims against other defendants. The Complaint seeks to hold all defendants jointly and severally liable. Although the Complaint does not specify an exact damage claim, BMO claims that the cash loss resulting from Lee’s fraudulent trading activity which allegedly could have been prevented had BMO received “correct pricing information” is in excess of $500,000. In addition, BMO claims that it would not have paid brokerage commissions to MFGI (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the overvaluation of its natural gas options book but for defendants’ alleged conduct. All defendants, including MFGI, made a motion to dismiss the complaint, which was denied by the court.

114	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

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

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. Claimant alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This arbitration is scheduled for 2012.

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

Agape World

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and MFGI, among others, in the United States District Court for the Eastern District of New York, in two separate class actions and one case brought by certain individuals, alleging that MFGI, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400,000. MFGI made motions to dismiss all of these cases which were granted with prejudice. The time when plaintiffs are able to appeal the dismissal will not begin to run until the action against the remaining defendants is decided.

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Plaintiffs allege that Trimble and Phidippides engaged in a Ponzi scheme and that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws .They are seeking damages in the amount of $20,000. MFGI made a motion to dismiss which was granted by the court. Plaintiffs have appealed. The Court of Civil Appeals for the State of Oklahoma upheld MFGI’s dismissal. Plaintiffs have filed a petition for certiorari with the Supreme Court of Oklahoma.

Man Group Receivable

In late April 2009, the Company formally requested payment of certain amounts that Man Group (the Company’s largest shareholder at the time and former parent company) owed to the Company. Man Group demanded arbitration and, as a result of this unresolved claim, the Company recorded a receivable for the amount owed in equity. In June and July 2010, this matter was heard by the LCIA which in September 2010 issued an award in favor of the Company. Man Group paid the Company $32,619, which was comprised of the full amount owed plus an agreed upon amount for costs and interest. Of the amounts paid, $29,779 has been recorded against Equity on the consolidated balance sheet, plus an additional payment of $2,800 for legal costs and interest, which has been recorded within Other revenues in the consolidated statement of operations.

Morgan Fuel/Bottini Brothers

MFGI and MF Global Market Services LLC (“Market Services”) were involved in litigation with the principals (the “Bottinis”) of a former customer of Market Services, Morgan Fuel & Heating Co., Inc. (“Morgan Fuel”). The litigation arose out of trading

MF Global 2011 Form 10-K	115

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals. Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority (“FINRA”) to recover $8,300, which was the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Market Services asserted a claim of breach of contract based upon the Bottinis’ failure to honor the personal and unconditional guarantees they had issued for the obligations of Morgan Fuel.

Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFGI and Market Services seeking $14,200 in trading losses. Morgan Fuel sought recovery of $5,900 in margin payments that it allegedly made to Market Services and a declaration that it had no responsibility to pay Market Services for the remaining $8,300 in trading losses. MFGI obtained an injunction in the New York courts to permanently stay this arbitration on the ground that there was no agreement to arbitrate. The parties resolved all claims they may have against each other through a cash payment to MFGI and a write off of part of the debit, which has been reflected in the litigation charge taken for the fourth quarter of fiscal 2011.

In re: Platinum and Palladium Commodities Litigation

On August 4, 2010, MFGI was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York which alleged claims of manipulation and aiding and abetting manipulation in violation of the Commodities Exchange Act. Specifically, the complaint alleged that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFGI, as its executing broker, to enter “large” market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFGI was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium commodities in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. A motion to dismiss was heard on February 4, 2011. Plaintiffs’ claimed damages have not been quantified.

Marion Hecht as Receiver for Joseph Forte, L.P.

On December 21, 2010, Marion Hecht, as Receiver for Joseph Forte, L.P. (the “Partnership”), filed a complaint against MFGI in the United States District Court for the Eastern District of Pennsylvania that alleges one claim of negligence. Specifically, the complaint alleges that the Partnership had a trading account with MFGI and that MFGI violated its duties imposed by state law and under the Commodity Exchange Act by failing to recognize that the Partnership was not properly registered with the CFTC or the National Futures Association, or take reasonable action in response to a false claimed exemption, failing to require the Partnership to provide financial reports or other financial records, failing to make sufficient inquiries or take action regarding the registration when discrepancies in Partnership documents existed, failing to reasonably recognize or to take action upon the unusual activity in the Partnership account and that MFGI’s conduct enabled the Partnership to operate a Ponzi scheme and cause damage to the investors. The Receiver claims MFGI caused losses in excess of $10,000.

In re: Agape World Inc. Bankruptcy

On January 28, 2011, Kenneth Silverman as Chapter 7 Trustee of Agape World, Inc. (a substantively consolidated bankruptcy estate of various Agape entities, collectively, “Agape”) filed a complaint against MFGI in the United States Bankruptcy Court, Eastern District of New York seeking to recover the transfers made by Agape to MFGI totaling $27,100 plus any fees earned in connection with the trades. Specifically, the Trustee alleges that the transfers and the fees received by MFGI are recoverable as fraudulent conveyances because MFGL allegedly received these funds not in good faith. The basis for the alleged bad faith is that MFGI failed to conduct sufficient diligence when opening the account, failed to respond to red flags about how account principal Nicholas Cosmo was using Agape’s funds and failed to provide proper oversight and monitoring which, if conducted, would have caused termination of the accounts and trading, and prevented losses to the investors.

German Introducing-Broker Litigation

In recent years, two of the Company’s subsidiaries have been named as defendants in numerous lawsuits filed in German federal courts by plaintiffs who had accounts introduced by German introducing brokers. Plaintiffs allege that the introducing brokers had contractual relationships with the two subsidiaries, and executed equity options and other derivatives transactions for them through the subsidiaries, and that the subsidiaries should be liable for certain alleged tortious acts of both the introducing brokers and the subsidiaries. Plaintiffs seek to recover investment losses, statutory interest, attorney’s fees and costs. The Company has not conducted retail business through German introducing firms since 2006. None of the damages claimed by any individual claimants is material, and to date many of the clams have been settled or adjudicated with

116	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

minimal impact on the Company, however, the number of these lawsuits has increased in the past year. In addition, in 2010, the German Supreme Court ruled in favor of plaintiffs in a similar case against another firm and since that time the trend in cases involving our subsidiaries has increasingly been to find foreign clearing brokers liable for the alleged tortious conduct of local introducing brokers.

Other Matters

In addition to the matters described above, the Company and its subsidiaries currently are, and in the future may be, named as defendants or otherwise made parties to various legal actions and regulatory matters that arise in the ordinary course of the Company’s business. Aside from the matters described above under “Description of Particular Matters” and those reflected in the estimated range of reasonably possible losses, the Company does not believe, on the basis of management’s current knowledge and assessments, that it is party to any pending or threatened legal or regulatory matters that, either individually or in the aggregate, after giving effect to applicable accruals and any insurance coverage, will have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation which would impose a 50% charge on certain discretionary bonus payments in excess of £25, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010 and during the year ended March 31, 2011, the Company paid approximately $3,000.

LEASES

The Company has operating lease arrangements with unaffiliated parties for the use of certain office facilities, equipment and computer hardware. Certain leases contain provisions for escalation. At March 31, 2011, future minimum rental payments under non-cancellable leases for office premises are as follows:

Minimum rental payments
2012	39,500
2013	30,403
2014	30,197
2015	29,875
2016	29,665
2017 and thereafter	225,962

Total	$385,602

In the years ended March 31, 2011, 2010, and 2009, the Company incurred $36,614, $29,128, and $32,159, of rent expense, respectively. The Company also has operating lease agreements with Man Group.

GUARANTEES

The Company is required to disclose representations and warranties which it enters into and which may provide general indemnifications to others. As of March 31, 2011 and 2010, the Company has guaranteed loans to certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of March 31, 2011 and 2010 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

LINES OF CREDIT

The Company has a $1,200,875 four-year unsecured committed revolving liquidity facility. See Note 10 for further information. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. As of March 31, 2011 and 2010, the Company had $0 and $6,200 of issued letters of credit, respectively.

MF Global 2011 Form 10-K	117

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

NOTE 12: CONVERTIBLE PREFERRED STOCK

Non-Cumulative Convertible Preferred Stock, Series B

In June 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its 9.75% Non-Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). The Company pays dividends on the Series B Preferred Stock, when, as and if declared by its board of directors, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15. Dividends on the Series B Preferred Stock are not cumulative and may be paid in cash, common stock or both.

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

In July 2010, the Company completed its offer to exchange shares of Common Stock and a cash premium for any and all of its Series B Preferred Stock. In the Exchange Offer, 1,096,450 shares of Series B Preferred Stock were validly tendered and for each share of Series B Preferred Stock tendered, the Company issued 9.5694 shares of Common Stock and paid a cash premium of $44.50 per share of Series B Preferred Stock, plus accrued dividends up to, but not including, July 15, 2010, amounting to approximately $1.60 per share of Series B Preferred Stock. The Company issued, in the aggregate, 10,492,366 shares of Common Stock and paid an aggregate cash premium of $48,792 to the tendering holders of such shares of Series B Preferred Stock. For the fiscal year ended March 31, 2011, this cash premium is presented as a deemed dividend in the consolidated statement of operations to calculate Net loss applicable to common shareholders.

As of March 31, 2011, 403,550 shares of Series B Preferred Stock remain outstanding. The terms and conditions of the Series B Preferred Stock remain unchanged.

Cumulative Convertible Preferred Stock, Series A

In July 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its Cumulative Convertible Preferred Stock, Series A (the “Series A Preferred Stock”) to J.C. Flowers II L.P. (“J.C. Flowers”). The Company used the net proceeds from the sale of the Series A Preferred Stock to repay a portion of the Company’s then outstanding bridge facility pursuant to its capital plan. Pursuant to certain previously disclosed adjustment provisions of its Investment Agreement with J.C. Flowers and as a result of its completed private offerings of Series B Preferred Stock and 9% Convertible Notes, the Company paid J.C. Flowers approximately $36,300 in cash and reset the annual dividend rate on the Series A Preferred Stock, from 6.0% to 10.725%. In July 2008, the Company also paid J.C. Flowers its $4,500 fee in cash in connection with the backstop facility provided by J.C. Flowers under the Investment Agreement. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation of the Company.

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

The conversion rate and the conversion price are subject to adjustments in certain circumstances. Dividends on the Series A

118	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

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

On April 28, 2010, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $3,656, respectively. These dividends had a record date of May 3, 2010 and were paid on May 14, 2010. On July 27 and October 28, 2010 and January 28, 2011, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $984, respectively. These dividends had a record date of August 2 and November 1, 2010 and February 4, 2011, and were paid on August 13, 2010, November 12, 2010 and February 14, 2011, respectively.

NOTE 13: STOCK-BASED COMPENSATION PLANS

The Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of March 31, 2011, the LTIP provides for the issuance of up to 24,340,597 shares.

The Company issued restricted stock units, stock options, and restricted stock under the LTIP. Generally, the majority of stock options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Stock options have an exercise price, equal to the price per share of common stock at the grant date. Restricted stock units vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Certain restricted stock units and restricted stock issued at the Company’s initial public offering (“IPO”) are defined as non-recurring IPO awards and are presented in Employee compensation related to non-recurring IPO awards within the consolidated statement of operations.

In fiscal 2010, the Company initiated a tender offer that enabled eligible employees to exchange options that were granted to them at the time of the Company’s IPO for a lower number of restricted stock units. The exchange program was designed so that the fair market value of the new restricted stock units would equal the approximate fair market value of the options exchanged, and as such there was no incremental compensation expense incurred in connection with the exchange. In connection with the tender offer 3,301,162 options were tendered and exchanged for 284,455 restricted stock units at an exchange rate of 11.6:1. The new restricted stock units will vest in equal annual installments over a three year period, with the remaining unamortized stock compensation expense related to the exchanged options spread out over three years.

Compensation expense for the stock-based compensation plans has been measured in accordance with ASC 718. For the years ended March 31, 2011, 2010 and 2009, compensation costs include the following related to the Company’s stock-based compensation arrangements:

	YEAR ENDED MARCH 31,
	2011	2010	2009
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$45,923	$32,971	$35,404
Employee compensation related to non-recurring IPO awards	10,921	31,827	44,819

Total	$56,844	$64,798	$80,223

Income tax benefits	$18,318	$14,907	$25,206

The Company has no pool of windfall tax benefits. The Company records deferred taxes on its consolidated balance sheets related to stock compensation awards. Due to declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value and any shortfall will result in a

MF Global 2011 Form 10-K	119

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

charge to the consolidated statement of operations in Provision/(benefit) for income taxes. A shortfall of $35,073, of which $28,210 was related to stock compensation awards issued in connection with the IPO, was recorded as tax expense in the year ended March 31, 2011.

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

	YEAR ENDED MARCH 31,

	2011	2010	2009
Expected volatility	49.6%	54.8%	43.7%
Risk free interest rate	2.3%	2.8%	3.1%
Expected dividend yield	0%	0%	0%
Expected term	4.9 years	4.5 years	4.5 years

The following tables summarize activity for the Company’s plans for year ended March 31, 2011:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding as of April 1, 2010	7,119,502	$19.72
Granted	5,791,976	8.41
Exercised	(105,939)	3.38
Forfeited and cancelled	(1,495,400)	17.04

Stock options outstanding as of March 31, 2011	11,310,139	14.43	5.8	4,631
Stock options expected to vest as of March 31, 2011	10,773,947	14.76	5.8	4,284
Stock options exercisable at March 31, 2011	4,387,249	$23.86	3.7	$1,154

During the years ended March 31, 2010 and 2009, 1,439,255 and 2,703,695 options, respectively, were granted and 1,152,460, and 3,453,134 options, respectively, were forfeited or cancelled. During the year ended March 31, 2010, 3,301,162 options were exchanged in connection with the stock option exchange program. The weighted-average grant-date fair value of options granted during the years ended March 31, 2011, 2010 and 2009 was $3.80, $2.83, and $4.29, respectively. The total cash received from options exercised during the year ended March 31, 2011 was $358 and the tax benefits realized from these exercises was $97. The total intrinsic value of options exercised during the year ended March 31, 2011 was $428. No options were exercised during the years ended March 31, 2010 and 2009.

120	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

	Restricted Stock Units
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	8,394,256	$17.42
Granted	10,756,791	7.87
Exercised	(6,661,765)	19.80
Forfeited	(1,618,138)	8.80

Nonvested as of March 31, 2011	10,871,144	$7.81
Total unrecognized compensation expense remaining	$57,934
Weighted-average years expected to be recognized over	2.3

During the years ended March 31, 2010 and 2009, 2,207,361, and 1,033,361 restricted stock units were granted, respectively, with a weighted average grant date fair value of $6.03 and $11.55, respectively, and 324,192 and 799,672 restricted stock units were forfeited, respectively. During the year ended March 31, 2010, 284,455 restricted stock units were granted in connection with the stock option exchange program, with a weighted average grant date fair value of $10.45. During the years ended March 31, 2010 and 2009, 703,662 and 748,497 shares of stock were issued from the vesting of restricted share units, respectively. The total fair value of restricted stock units vested during the years ended March 31, 2011, 2010 and 2009 was $131,903, $13,433 and $18,795, respectively.

	Restricted Stock
	Awards	Weighted- Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2010	242,720	$25.25
Granted	83,100	7.22
Vested	(279,742)	22.53
Forfeited	(4,528)	16.96

Nonvested as of March 31, 2011	41,550	$7.22
Total unrecognized compensation expense remaining	$168
Weighted-average years expected to be recognized over	0.3

During the years ended March 31, 2010 and 2009, 70,420 and 113,869 shares of stock were granted, respectively, with a weighted average grant date fair value of $6.63, and $6.70, respectively, and 9,370 and 27,766 shares of stock were forfeited, respectively. During the years ended March 31, 2010 and 2009, 89,288 and 236,680 shares of stock vested, respectively. The total fair value of restricted stock vested during the years ended March 31, 2011, 2010 and 2009 was $6,303, $600 and $5,931, respectively.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. As of March 31, 2011, 2010 and 2009, 147,358, 110,658 and 167,799 shares of stock, respectively, were awarded from this plan at an average price of $4.85, $1.97 and $1.73 per share of stock, respectively. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. As of March 31, 2011, 2,396 shares were awarded from this plan. As of March 31, 2010 and 2009, no shares were awarded from this plan. These plans are accounted for as compensatory under ASC 718.

NOTE 14: INCOME TAXES

The tax results of the Company’s U.S. operations are included in the consolidated income tax returns of MF Global Holdings USA Inc. and MF Global Holdings Ltd. The tax results of the Company’s foreign operations are included in the tax returns of the respective jurisdictions in which the Company conducts business. The income tax provision is reflected in the Company’s consolidated statements of operations.

The components of (loss)/ income before provision for income taxes, equity in earnings and minority interests are as follows:

	YEAR ENDED MARCH 31,
	2011	2010	2009
U.S.	$(74,854)	$(141,976)	$56,259
International	(1,435)	(53,436)	(46,310)

Total	$(76,289)	$(195,412)	$9,949

The provision/ (benefit) for income taxes consist of:

	YEAR ENDED MARCH 31,
	2011	2010	2009
Current:
U.S.	$(10,765)	$(27,728)	$35,927
International	7,403	5,507	13,939

	(3,362)	(22,221)	49,866

Deferred:
U.S.	138	(25,618)	(2,010)
International	8,427	(8,504)	(5,979)

	8,565	(34,122)	(7,989)

Total	$5,203	$(56,343)	$41,877

MF Global 2011 Form 10-K	121

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The reconciliation of income tax expense/(benefit) before equity earnings and minority interest expense as reflected in the consolidated statements of operations to the expected tax expense/(benefit) by applying the U.S. federal statutory income tax rate is as follows:

	YEAR ENDED MARCH 31,
	2011	2010	2009
(Loss)/income before provision for income taxes	$(76,289)	$(195,412)	$9,949
Federal income tax (benefit)/expense at 35%	(26,701)	(68,394)	3,639
State taxes	(4,193)	(3,200)	4,559
Nondeductible operating expenditures	3,868	4,506	5,316
Nondeductible goodwill and intangible assets	—	4	20,647
Effect of lower overseas tax rates	(2,613)	(1,737)	(14,832)
Uncertain tax liabilities relating to operations	(2,058)	3,468	3,597
Adjustments in respect of prior periods	(1,877)	(3,456)	3,912
Impact of Domestication	—	(5,196)	—
Stock-based compensation	35,357	6,542	5,474
Valuation allowance change	2,701	9,506	6,895
Withholding tax expense	634	830	1,643
Other, net	85	784	1,027

Provision/(benefit) for income taxes	$5,203	$(56,343)	$41,877

Effective tax rate	(6.8)%	28.8%	420.9%

122	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for the same items for income tax reporting purposes. The components of deferred tax assets and liabilities consist of the following items:

	MARCH 31,

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$54,090	$28,163
Depreciation	7,906	12,711
Stock-based compensation	27,400	60,810
Deferred compensation	261	857
Intangible assets	49,754	48,171
Accrued rent	2,103	2,026
Professional fees	1,087	3,263
Bad debts	3,935	2,746
Bonus accrual	13,277	12,241
Convertible Debt	7,095	—
Deferred revenue	156	—
Other, net	2,127	726

Total deferred tax assets	169,191	171,714
Valuation allowance	(19,526)	(19,724)

Deferred tax assets, net of valuation allowance	149,665	151,990

Deferred tax liabilities
Intangible liabilities	(2,146)	(8,166)
Exchange membership seats	(3,026)	(2,216)
Unrealized loss	(13,016)	(19,207)
Loss reserves	(6,884)	—
Deferred revenue	(11,855)	—
Equity investee	(4,456)	(4,456)

Total deferred tax liabilities	(41,383)	(34,045)

Net deferred tax assets/liabilities	$108,282	$117,945

At March 31, 2011, the Company had approximately $123,896 of net operating loss carryforwards in certain non-U.S. jurisdictions. A valuation allowance has been provided against $47,348 of these losses. Net operating losses of $100,951 have an indefinite carryforward life. Net operating losses of $15,266 will expire beginning 2026. The remaining carryforward of $7,679 will begin to expire within the next five years if not utilized.

At March 31, 2011, the Company has $40,665 of net operating losses carried forward for U.S. federal tax purposes as a result of current year losses. This net operating loss carryforward will begin to expire in fiscal 2031 if not utilized.

As of March 31, 2011, the Company earned income that was excluded from taxable income in certain states. Additionally, the state net operating loss carryforward increased $97,110 from $252,017 as of March 31, 2010 to $349,127 as of March 31, 2011 due to current year losses in fiscal 2011. The remaining loss carryforwards will expire in future years beginning in 2019 through 2031. A valuation allowance has been provided against $186,205 of those losses on the basis that recovery is uncertain. The deferred tax assets relating to certain state net operating loss carryforwards and related valuation allowances are reflected net in the table above.

The total valuation allowance for deferred tax assets of $19,526 and $19,724 at March 31, 2011 and March 31, 2010, respectively, relates principally to uncertainty of the utilization of tax loss carryforwards in various jurisdictions. The valuation allowance was calculated in accordance with U.S. GAAP rules, which requires that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.

Realization of deferred tax assets is dependent upon multiple variables including available loss carrybacks, future taxable income projections, the reversal of current temporary differences, and tax planning strategies. U.S. GAAP requires that the Company continually assess the need for a valuation allowance against all or a portion of its deferred tax assets. The Company is in a three-year cumulative pre-tax loss position at March 31, 2011 in many jurisdictions in which it does business. A cumulative loss position is considered negative evidence in assessing the realizability of deferred tax assets. The Company has concluded that the weight given this negative evidence is diminished due to significant non-recurring loss and expense items recognized during the prior three years, including IPO-related costs, asset impairments and costs related to exiting unprofitable business lines. The Company has also concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes three means by which the Company is able to fully realize its deferred tax assets. The first is the reversal of existing taxable temporary differences. Second, the Company forecasts sufficient taxable income in the carry forward period. The Company believes that future projections of income can be relied upon because the income forecasted is based on key drivers of profitability that it began to see evidenced in fiscal 2011. Most notable in this regard are plans and assumptions relating to the significant changes to the Company’s compensation structure implemented in fiscal 2011, increased trading volumes, and other macro-economic conditions. Third, in certain of its key operating jurisdictions, the Company has a sufficient tax planning strategy which includes potential shifts in investment policies, which should permit realization of its deferred tax assets. Management believes this strategy is prudent and feasible. The amount of the deferred tax asset considered realizable, however, could be significantly reduced in the near term if the Company’s actual results are significantly less than forecast. If this were to occur, it is likely that the Company would record a material increase in its valuation allowance. Loss

MF Global 2011 Form 10-K	123

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

carryforwards giving rise to a portion of the overall net deferred tax asset either do not expire or expire no earlier than fiscal 2031.

No provision has been made for taxes that would be payable on the remittance of undistributed earnings of subsidiaries. Additionally, no deferred tax liability has been recognized related to any of the Company’s temporary differences related to its foreign subsidiaries, which is primarily attributable to unremitted earnings, since the Company does not expect that these temporary differences will reverse in the foreseeable future. The Company expects such undistributed earnings to be indefinitely reinvested. A liability could arise if the Company’s intention to indefinitely reinvest such earnings were to change and amounts are distributed by such subsidiaries, or if such subsidiaries are disposed. Currently, it is estimated that approximately $299,000 of undistributed earnings exist, most of which is held within regulated entities and therefore not freely distributable. It is not practicable to estimate the additional income taxes related to these earnings as they are expected to be indefinitely reinvested.

Uncertain tax positions

For the year ended March 31, 2011, the Company had gross unrecognized tax benefits of $22,809. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $6,825 accrued for the estimated interest and penalties on unrecognized tax benefits at March 31, 2011.

The amount of gross unrecognized tax benefits that would, if recognized, affect the Company’s effective income tax rate in future periods equals $21,931. It is expected that unrecognized tax benefits will decrease in the next twelve months by an immaterial amount as a result of expiring statutes of limitations or settlements. The Company does not expect this change to have a significant impact on the results of operations or financial position of the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	MARCH 31,

	2011	2010	2009
Beginning balance	$21,950	$27,755	$26,078
Additions based on tax positions taken during prior periods	2,692	4,762	1,571
Reductions based on tax positions taken during prior periods	(2,057)	(12,755)	(11,418)
Additions based on tax positions taken during the current period	1,452	3,125	15,829
Reductions based on tax positions taken during the current period	(434)	—	(3,100)
Reductions related to the lapse of statutes of limitations	—	(937)	(1,205)
Settlements	(794)	—	—

Ending balance	$22,809	$21,950	$27,755

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxable authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

	OPEN TAX YEAR

Jurisdiction	Examination in progress	Earliest year subject to examination
United States	2007-2009	2007
United Kingdom	None	2009
New York	2004-2008	2004

NOTE 15: EARNINGS PER SHARE

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

If dilutive, the numerator for Diluted EPS is net income attributable to MF Global Holdings Ltd. after adjusting for the interest expense recorded on the 9% Convertible Notes, net of tax. The denominator for Diluted EPS is the weighted average

124	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

number of shares of common stock outstanding with the potential effect of stock awards, 1.875% Convertible Notes including the impact of the privately negotiated convertible bond hedge and warrant transactions, 9% Convertible Notes, Series A and Series B Preferred Stock, if dilutive. The Company uses the if-converted method to determine the potentially dilutive effect of the 9% Convertible Notes, Series A and Series B Preferred Stock.

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested stock awards, 1.875% Convertible Notes, and purchased calls and sold warrants related to the 1.875% Convertible Notes. With regards to the unvested stock awards, the assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of March 31, 2011 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock less proceeds received (in the case of stock options). With regards to the 1.875% Convertible Notes, there is no impact to Diluted EPS until the Company’s stock price exceeds the contractual conversion price in the 1.875% Convertible Notes, which is $10.37. At that time, the denominator would be adjusted to include only the incremental shares required to settle the excess value over par of the convertible notes upon conversion. While the purchased calls are designed to economically offset the dilutive effect of the 1.875% Convertible Notes, under U.S. GAAP, the anti-dilutive effect of the purchased calls cannot be reflected in the Diluted EPS until the instrument is settled. For the sold warrants, there is a dilutive impact once the Company’s stock price exceeds $14.23 and it is measured under the treasury stock method assuming the proceeds from exercised warrants are used to repurchase outstanding shares. At March 31, 2011 since the average Common Stock price did not exceed the conversion or strike price, there were no incremental shares included in the denominator.

The computation of earnings per share is as follows:

	YEAR ENDED MARCH 31,

	2011	2010	2009
Basic and diluted earnings per share:
Numerator:
Net loss attributable to MF Global Holdings Ltd.	$(81,173)	$(136,969)	$(49,058)
Less: Dividends declared for Series A Preferred Stock	(16,088)	(16,088)	(9,250)
Cumulative and participating dividends	—	—	(2,033)
Dividends declared on Series B Preferred Stock	(8,359)	(14,625)	(9,344)
Deemed dividend resulting from exchange offer	(48,792)	—	—

Net loss applicable to common shareholders	$(154,412)	$(167,682)	$(69,685)

Denominator:
Basic and Diluted weighted average shares of common stock outstanding	154,405,951	123,222,780	121,183,447

Basic and Diluted loss per share	$(1.00)	$(1.36)	$(0.58)

Diluted loss per share is the same as basic loss per share for all periods presented as the impact of outstanding stock awards, 9% Convertible Notes, 1.875% Convertible Notes and Series A and Series B Preferred Stock is anti-dilutive. The 9% Convertible Notes, 1.875% Convertible Notes and Series A and Series B Preferred Stock are weighted based on the amount outstanding during the respective period presented. The following table presents the potential stock excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	YEAR ENDED MARCH 31,

	2011	2010	2009
Restricted stock units and restricted stock	10,873,345	8,719,849	7,386,903
Stock options	11,310,139	7,119,502	10,133,869
1.875% Convertible Notes	3,723,407	—	—
9.0% Convertible Notes	18,723,732	19,617,225	14,599,200
Series B Preferred Stock	3,861,722	14,354,067	10,972,013
Series A Preferred Stock	12,000,000	12,000,000	8,416,438

Total	60,492,345	61,810,643	51,508,423

MF Global 2011 Form 10-K	125

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

NOTE 16: RELATED PARTY TRANSACTIONS

Beginning in July 2007, Man Group, through one of its subsidiaries, held an investment in the Company’s outstanding common stock. During the three months ended September 30, 2009, Man Group sold its remaining investment, which at the time of sale was approximately 18.4% of the Company’s outstanding common stock and, as such, transactions between Man Group and the Company after September 30, 2009 are no longer separately disclosed as related party transactions. Income and expense transactions between Man Group and the Company are disclosed below as related party transactions for the relevant months in the year ended March 31, 2010 and for the year ended March 31, 2009. The Company clears transactions on behalf of certain managed investment funds which are related parties of Man Group. The Company earned commission revenues by executing and clearing brokerage transactions for these investment funds as well as incurred net interest expense. The related party revenues, net of interest and transaction-based expenses, do not reflect the interest income earned from third parties from the reinvestment of related party fund balances by the Company.

Revenues earned from and expenses incurred with Man Group for the years ended March 31, 2010 and 2009 are summarized as follows:

	YEAR ENDED MARCH 31,

	2010	2009
Revenues
Commissions	$11,617	$14,648
Interest income	291	1,407

Total revenues	11,908	16,055
Less: Interest expense	301	21,811

Revenues, net of interest and transaction-based expenses	11,607	(5,756)

Expenses
Employee compensation and benefits	109	1,147
Communications and technology	877	1,345
Occupancy and equipment costs	2,508	8,143
Professional fees	2	3,364
General and other	1,555	3,899

Total non-interest expenses	5,051	17,898

Total, net	$6,556	$(23,654)

The Company leases office space from and subleases office space to Man Group. In connection with the leasing of office space from Man Group, the Company receives certain office services that will continue for the duration of the lease. The service agreement for office services will continue for as long as the Company leases office space from Man Group.

In connection with the IPO, Man Group agreed to indemnify the Company against certain litigation and tax matters and the Company has agreed to pass certain windfall benefits to Man Group. During the year ended March 31, 2010, the Company recorded a $900 payable to Man Group within equity in relation to the tax agreements entered into in connection with the separation of the Company’s business from Man Group. During the year ended March 31, 2009, Man Group paid the Company $3,200 related to the tax agreements recognized in equity. The Company also received $62,128 in insurance proceeds from Man Group related to a litigation matter with Philadelphia Alternative Asset Fund Ltd. under the legal indemnity agreement.

In September 2010, Man Group paid the Company $32,619 related to an arbitration. See Note 11 for further information.

NOTE 17: SEGMENT AND GEOGRAPHIC INFORMATION

At March 31, 2011, the Company has one reportable business segment, as defined by the accounting standard for disclosures about segments of an enterprise and related information. This standard requires a public enterprise to report financial information on a basis consistent with that used by management to allocate resources and assess performance. The Company is operated and managed by its chief operating decision maker on an integrated basis as a single operating segment.

126	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

Each region’s contribution to the consolidated amounts is as follows:

	YEAR ENDED MARCH 31,

	2011	2010	2009
Revenues, net of interest and transaction-based expenses:
North America	$527,057	$535,719	$787,176
Europe	388,503	337,788	479,603
Rest of World	153,512	141,512	159,887

Total	$1,069,072	$1,015,019	$1,426,666

Furniture, equipment and leasehold improvements, net
North America	$90,105	$54,342	$43,428
Europe	43,245	11,422	13,143
Rest of World	5,043	7,197	6,146

Total	$138,393	$72,961	$62,717

Intangible assets, net
North America	$36,702	$46,601	$112,190
Europe	155	3,369	9,091
Rest of World	5,055	23,389	30,407

Total	$41,912	$73,359	$151,688

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of the world comprises primarily the Asia/Pacific region. No single customer accounted for greater than 10% of total revenues in the years ended March 31, 2011, 2010 and 2009. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

NOTE 18: REGULATORY REQUIREMENTS

One of the Company’s subsidiaries is registered as a futures commission merchant and broker-dealer and others are registered as local equivalents and accordingly are subject to the capital rules of the SEC, CFTC, and FSA, principal exchanges of which they are members, and other local regulatory bodies, as applicable. The regulatory bodies and exchanges each have defined capital requirements the Company must meet on a daily basis.

The Company’s U.S. operating subsidiary, MFGI, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At March 31, 2011, the Company had net capital, as defined, of $562,510, net capital requirements of $437,172, and excess net capital of $125,338.

The Company is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At March 31, 2011, the Company was in compliance with all of these provisions.

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

At March 31, 2011, the Company’s FSA-regulated subsidiary had financial resources in total, as defined, of $592,497, resource requirements of $409,231, and excess financial resources of $183,266. Regulators may, in addition to setting minimum capital requirements, require that regulated firms hold capital over the minimum amounts as early warning levels to address potential risk which may crystallize in periods of market stress.

The Company is also subject to the requirements of other regulatory bodies and exchanges of which it is a member in other international locations in which it conducts business. The Company was in compliance with all of these capital requirements at March 31, 2011 and 2010.

NOTE 19: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK, CONCENTRATIONS OF CREDIT RISK, AND OTHER RELATED RISKS

The Company is exposed to a wide variety of risks, which are inherent in its business and activities. Management reviews the industry, competition, and regulations on a continuous basis to identify, assess, monitor, and manage each type of risk. The Company’s overall risk is governed by the Board of Directors,

MF Global 2011 Form 10-K	127

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

however, management committees, policies, procedures, and defined delegation of authority combine to create the Company’s enterprise risk governance framework. The Board-approved risk appetite and strategic objectives translate to defined risk tolerances and, subsequently, strictly enforced delegations of authority and concomitant controls to ensure operation within those risk tolerances.

From an overall business perspective, the Company is exposed to several types of risk including: (1) volume or margin pressure that could be brought about by a general decline in volumes in the markets and products in which it offers execution and clearing services, (2) margin pressure due to market conditions, (3) diminishing client franchise due to either disintermediation by exchange or other competitors applying innovations in technology, (4) macro-economic changes such as movements in interest rates, currency exchange rates, security, issuer default or commodity prices, and (5) changes in instrument and market correlations. Long-term exposure to any of these risks could affect not only financial performance, but also the Company’s reputation.

The Company is exposed to market risk, due to the inventory of securities, positions and investments the Company holds for its market making and client facilitation principal activities, proprietary activities and other investments, and treasury operations. In its day to day business activities, the Company is engaged in various trading, brokerage and investing activities with counterparties, which primarily include broker-dealers, banks and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk of default. The Company manages these exposures by limiting the size and concentration of positions held in accordance with the risk appetite and delegated authorities approved by the Board of Directors. End-of-day and for certain businesses, intra-day monitoring processes mitigates risk taking in excess of the Company’s risk appetite. The Company also seeks to mitigate market risk by employing hedging strategies that correlate rate, price and spread movements of securities owned and related financing and hedging activities.

Market Risk

The Company’s market risks include exposure to movements in interest rates, currency exchange rates, security and commodity prices, yield curves, issuer risk including changing credit spreads, changes in ratings and the possibility of issuer defaults, mortgage spreads and implied volatilities.

Interest rate risk arises from the possibility that changes in interest rates will affect the value of financial instruments that the Company holds. The Company is exposed to interest rate risk on various forms of debt that the Company owes; client cash and margin balances and positions carried in fixed income securities, equity securities, options and futures. The Company may also be exposed to interest rate risk in its own proprietary and principal activities, as well as treasury operations. To manage the assets and liabilities of the Company and related interest obligations, the Company invests in various financial instruments in accordance with the Company’s internal investment policy. Any changes in interest rates can adversely change the Company’s interest income relative to the Company’s interest expenses. See Note 2 for further information.

Currency risk arises from the possibility that fluctuations in foreign exchange rates will impact the value of financial instruments and the value of the Company’s assets located outside of the U.S. The Company is exposed to foreign exchange rates from its proprietary and principal activities and also because the Company must keep part of its assets and liabilities in foreign currencies to meet operational, regulatory and other obligations of its non-U.S. operations.

Equity price risk arises from the possibility that equity security prices will fluctuate, affecting the value of equity securities and other instruments that derive their value from a particular stock, a defined basket of stocks, or a stock index. The Company is subject to equity price risk primarily in securities owned and securities sold, not yet purchased, which is a consequence of proprietary, client facilitation, or market making activities. The Company attempts to limit such risks by diversifying its portfolio across many different options, futures and underlying securities and avoiding concentrations of positions based on the same underlying security.

Commodity price risk arises from the possibility that commodity prices will fluctuate affecting the value of instruments directly or indirectly linked to the price of the underlying commodity. The Company is directly exposed to commodity prices through its transactions in the metals and energy markets. The Company’s exposure to commodity price risk may also be the consequence of proprietary, client facilitation, or market making activities.

Issuer default risk arises when an issuer of the collateral defaults on its obligations. This could cause collateral to be permanently impaired, causing a loss. For example, the Company enters into repurchase transactions which mature on the same date as the underlying collateral, and are accounted for as sales and purchases, in accordance with the accounting standard for transfers and servicing. In these transactions, the Company would be required to repurchase the collateral at the contracted repurchase price upon the expiration of the agreement. It there is impairment in the value of the collateral, a loss may be recognized. Additionally, for resale and repurchase transactions accounted for as sales and purchases, the Company records a forward repurchase or forward resale

128	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

commitment, in accordance with the accounting standard for transfers and servicing, which is accounted for as a derivative. The value of the derivative is subject to mark to market movements which may cause volatility in the Company’s financial results until maturity of the underlying collateral, and which will not be realized unless there is a default of the issuer of the underlying securities.

Credit Risk

Credit risk is the potential for loss related to the default or deterioration of the credit quality of a client, counterparty, or issuer of securities. Credit risk derives from assets placed with banks, broker dealers, clearing organizations and other financial institutions. Additionally, credit risk arises from repurchase and resale transactions, securities borrowed and loaned, and receivables from other brokers and dealers. The Company acts as both an agent and principal in providing execution and clearing services, for listed and OTC transactions, which exposes it to credit risk.

The Company is exposed to losses when clients are not able or willing to meet their obligations to the Company and their posted margin is insufficient to satisfy the deficit. Similarly, the Company is also exposed to clients to whom the Company provides secured (i.e., collateralized), unsecured and risk-based financing lines to cover initial and variation margin.

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

MF Global 2011 Form 10-K	129

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

The Company controls this risk by monitoring the market value of securities pledged, by requiring adjustments of collateral levels in the event of excess market exposure, and by establishing limits for such activities that are monitored daily.

In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the consolidated financial statements at March 31, 2011, at the fair values of the related securities and will incur a loss if the fair value of the securities increases subsequent to March 31, 2011.

Operational Risk

Operational risk is defined as the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Operational risk management is a systemic process maintained by the Operational Risk department to identify, assess, measure and manage operational risk. Each business area has established processes, systems, and controls to manage operational risk and is responsible for escalating incidents, issues and control indicators. The Company’s operations are exposed to a broad number of these types of risks which could have significant impact on the Company’s business. To mitigate operational risks, the Operational Risk Department ensures the application of a globally consistent operational risk management framework. The framework includes firm-wide policies, standards and processes for risk identification, assessment, mitigation and reporting in order to create a more transparent and accountable operational risk environment.

Operational Risk is inherent in each of the Company’s businesses, including revenue-generating, support and control activities; therefore, the primary day-to-day responsibility for managing operational risk rests with these areas. Each area has established processes, systems and controls to manage operational risk and is responsible for escalating incidents, issues, and control indicators. Reports are summarized for senior management and governance committees. Additionally, the Company considers the operational risk in new products, systems, and business activities as they are developed or modified.

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

130	MF Global 2011 Form 10-K

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS (CONTINUED)

(Dollars in thousands, except per share data)

NOTE 20: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

THREE MONTHS ENDED
JUNE 30,		SEPTEMBER 30,		DECEMBER 31,		MARCH 31,		YEARS ENDED MARCH 31,
2009	2010	2009	2010	2009	2010	2010	2011	2010	2011
(in thousands, except per share data)

Revenues, net of interest and transaction-based expenses:
$271,518	$289,435	$252,042	$240,339	$251,004	$246,759	$240,455	$292,539	$1,015,019	$1,069,072

Net (loss)/income attributable to MF Global Holdings Ltd:
(25,152)	8,821	(8,333)	(38,754)	(14,618)	(4,709)	(88,866)	(46,531)	(136,969)	(81,173)

Basic (loss)/ earnings per share:
$(0.27)	$0.01	$(0.13)	$(0.59)	$(0.18)	$(0.06)	$(0.78)	$(0.31)	$(1.36)	$(1.00)

NOTE 21: SUBSEQUENT EVENTS

On April 29, 2011, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in an aggregate amount of $4,022 and $984, respectively. These dividends have a record date of May 1, 2011 and payment date of May 16, 2011.

MF Global 2011 Form 10-K	131

PART II

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Appointment of Managing Director – Europe

Mr. Richard Moore became our Managing Director – Europe, effective April 1, 2011. In this role, he is responsible for developing our company’s pan-European growth strategy, as well as overseeing business activities in the region. From 2009 to 2011, Mr. Moore served as a senior advisor for Storm Harbour, a financial services partnership focused on the fixed income markets. From 2007 to 2008, he was the head of fixed income Europe, Middle East and Africa at Citigroup, where he began his career in 1986. In connection with his employment, we intend to grant Mr. Moore an inducement stock option award to purchase up to 1.0 million shares of our common stock at an exercise price per share based on the closing price of our common stock on the New York Stock Exchange on May 20, 2011. A copy of Mr. Moore’s employment agreement is included in this Annual Report on Form 10-K as an exhibit.

132	MF Global 2011 Form 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of MF Global Holdings Ltd.

Information relating to our directors and corporate governance, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, will be described in our Definitive Proxy Statement for our 2011 Annual Meeting of Shareholders to be held on August 11, 2011, which will be filed within 120 days of the end of our fiscal year ended March 31, 2011 (the “2011 Proxy Statement”), and is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4A of this Annual Report on Form 10-K under the caption “Executive Officers of MF Global”.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) reports they file.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% shareholders are also required to furnish us with copies of all Section 16(a) reports they file.

Based solely on the review of the Forms 3, 4 and 5 and amendments thereto furnished to MF Global and certain written representations and other information that we received during fiscal 2010, MF Global believes that all of such reporting persons complied with all Section 16(a) requirements applicable to them, except that Mr. Rowsell (our former Managing Director—Europe) did not file on a timely basis a Form 4 reporting a sale of stock occurring on August 11, 2010, and Mr. Roseman (our former Chief Risk Officer) did not file on a timely basis a Form 4 reporting the acceleration of his restricted stock units on the last day of his employment with MF Global.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to security ownership of our management will be in the 2011 Proxy Statement and is incorporated herein by reference.

MF Global 2011 Form 10-K	133

PART III

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Equity Compensation Plan Information

The following table sets forth information regarding the outstanding options and restricted stock units on our common shares as of March 31, 2011:

	(A)	(B)	(C)

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders
Amended and Restated 2007 Long Term Incentive Plan	16,431,283(1)(2)	$20.65	1,392,225(3)
Employee Stock Purchase Plan (including subplans)	N/A	N/A	1,110,651
Equity Compensation Plans not approved by security holders	5,750,000(4)	8.42	—
Total			2,502,876

(1)

Of these 16,431,283 securities outstanding, there are 10,871,144 restricted stock units outstanding and stock options to purchase 5,560,139 shares of Common Stock outstanding. The weighted-average exercise price in column (b) does not include the restricted stock units. The weighted average grant date fair value of outstanding restricted stock units is $7.81.

(2)

Subject to adjustment, the Amended and Restated 2007 Long Term Incentive Plan authorized up to 24 million shares of Common Stock to be issued in connection with grants of awards. Beginning in calendar year 2009, the aggregate number of shares of Common Stock subject to the Amended and Restated 2007 Long Term Incentive Plan is increased on the first day of each fiscal year during its term by the excess of (a) 20% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year over (b) the aggregate number of shares of Common Stock covered by the Amended and Restated 2007 Long Term Incentive Plan as of such date (unless the Compensation Committee determines to increase the number of shares subject to the Amended and Restated 2007 Long Term Incentive Plan by a lesser amount). During fiscal 2011, the number of shares available under the 2007 LTIP increased by 3,118,066 shares due to forfeitures/cancellations relating to terminations and by 148,455 shares pursuant to the formula described in the prior sentence.

(3)

Shares available for issuance under the Amended and Restated 2007 Long Term Incentive Plan may be subject to awards of stock options, stock appreciation rights, restricted stock units, restricted stock and performance and other stock-based awards, as determined by the Compensation Committee in its discretion.

(4)

Certain executives received inducement awards of non-qualified options to purchase 5,750,000 shares of Common Stock pursuant to their employment agreements. These awards were not granted under the 2007 Long Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as well as audit committee pre-approval policies and procedures, will be in the 2011 Proxy Statement and is incorporated herein by reference.

134	MF Global 2011 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements

INDEX TO FINANCIAL STATEMENT OF MF GLOBAL HOLDINGS LTD.

(b)    Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit Number	Description

3.1	Certificate of Incorporation of MF Global Holdings Ltd. (incorporated by reference to Exhibit 3.1 of MF Global’s Current Report on Form 8-K12G3, filed on January 5, 2010).

3.2	By-Laws of MF Global Holdings Ltd. (incorporated by reference to Exhibit 3.2 of MF Global’s Current Report on Form 8-K12G3, filed on January 5, 2010).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of MF Global’s Current Report on Form 8-K12G3, filed on January 5, 2010).

4.2	Form of Registration Rights Agreement by and between MF Global Ltd and J.C. Flowers II L.P. (incorporated by reference to Exhibit 4.6 of MF Global’s Annual Report on Form 10-K, filed on June 13, 2008).

4.3	Indenture, between MF Global Ltd. and Deutsche Bank Trust Company Americas, as Trustee, Dated as of June 25, 2008, with respect to 9.00% Convertible Senior Notes due 2038 (incorporated by reference to Exhibit 4.1 of MF Global’s Current Report on Form 8-K, filed on June 26, 2008).

4.4	First Supplemental Indenture dated as of January 4, 2010, between MF Global Holdings Ltd., a Delaware corporation, and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.2 of MF Global’s Current Report on Form 8-K12G3, filed on January 5, 2010).

4.5	Senior Debt Indenture, dated February 11, 2011, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

Exhibit Number	Description

4.6	First Supplemental Indenture, dated February 11, 2011, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

4.7	Second Supplemental Indenture, dated April 11, 2011, between the Company and Deutsche Bank Trust Company Americas, as trustee.

4.8	Form of 1.875% Convertible Senior Notes due 2016 (included as Exhibit A in Exhibit 4.6).

10.1	Amended and Restated MF Global Ltd. 2007 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 of MF Global’s Quarterly Report on Form 10-Q, filed on February 11, 2009).

10.2	Amendment No. 1 to the MF Global Ltd. Amended and Restated 2007 Long Term Incentive Plan, effective as of January 4, 2010 (incorporated by reference to Exhibit 4.5 of MF Global’s Post-effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 333-144697) filed on January 25, 2010).

10.3	Form of Share Option Award Agreement (Employee Version).**

10.4	Form of Share Option Award Agreement (Selected Executives Version).**

10.5	Form of Restricted Share Unit Award Agreement (Employee Version).**

10.6	Form of Restricted Share Unit Award Agreement (Selected Executives Version).**

10.7	MF Global Ltd. Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.1 of MF Global’s Registration Statement on Form F-8 (File No. 333-144079) filed on February 1, 2008).

10.8	Amendment No. 1 to the MF Global Ltd. Employee Stock Purchase Plan, effective as of January 4, 2010 (incorporated by reference to Exhibit 4.5 of MF Global’s Post-effective Amendment No. 1 to Registration Statement on Form S-8, filed on January 25, 2010 (File No. 333-144697)).

10.9	MF Global Ltd. Approval Savings-Related Share Option Plan.**

MF Global 2011 Form 10-K	135

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

Exhibit Number	Description

10.10	Second Amendment, dated as of June 29, 2010, to that certain 5-Year Revolving Credit Facility, dated as of June 15, 2007, by and among MF Global Finance USA Inc., MF Global Finance Europe Limited, MF Global Holdings Ltd., the several banks and other financial institutions parties thereto, Citibank N.A., as syndication agent, JPMorgan Chase Bank, N.A., as administrative agent, and the parties named as documentation agents thereto (incorporated by reference to Exhibit 10.1 of MF Global’s Current Report on Form 8-K, filed on June 30, 2010).

10.11	$1,200,875,000 Revolving Credit Facility, dated as of June 15, 2007, as amended, among MF Global Finance USA Inc., MF Global Holdings Ltd. and the lenders named therein (incorporated by reference to Exhibit 10.2 of MF Global’s Current Report on Form 8-K, filed on June 30, 2010).

10.12	Letter Agreement, dated July 18, 2008, relating to $1,500,000,000 Liquidity Facility (incorporated by reference to Exhibit 10.4 of MF Global’s Quarterly Report on Form 10-Q, filed on November 6, 2009).

10.13	Amended and Restated Employment Agreement between MF Global Ltd. and J. Randy MacDonald, dated September 28, 2009 (incorporated by reference to Exhibit 10.1 of MF Global’s Current Report on Form 8-K, filed on October 5, 2009).

10.14	Employment Agreement between MF Global Ltd. and Laurie R. Ferber, dated May 15, 2009 (incorporated by reference to Exhibit 10.1 of MF Global’s Quarterly Report on Form 10-Q, filed on August 7, 2009).

10.15	Amended and Restated Employment Agreement between MF Global Ltd. and Thomas Connolly, dated August 12, 2009 (incorporated by reference to Exhibit 10.2 of MF Global’s Quarterly Report on Form 10-Q, filed on November 6, 2009).

10.16	Lease, dated December 31, 2007, between NY-717 Fifth Avenue, L.L.C., as landlord and MF Global Holdings USA Inc., as tenant (incorporated by reference to Exhibit 10.46 of MF Global’s Annual Report on Form 10-K, filed on June 13, 2008).

10.17	Guarantee, dated December 31, 2007, by MF Global Ltd. made in favor of NY-717 Fifth Avenue, L.L.C. (incorporated by reference to Exhibit 10.47 of MF Global’s Annual Report on Form 10-K, filed on June 13, 2008).

10.18	Investment Agreement, dated May 20, 2008, between MF Global Limited and J.C. Flowers II L.P. (incorporated by reference to Exhibit 10.48 of MF Global’s Annual Report on Form 10-K, filed on June 13, 2008).

Exhibit Number	Description

10.19	Form of Non-Employee Director Restricted Share Award Agreement.*

10.20	Form of Share Option Award Agreement (incorporated by reference to Exhibit 10.3 of MF Global’s Quarterly Report on Form 10-Q, filed on August 7, 2009).

10.21	Form of Restricted Share Unit Award Agreement (Cliff Vesting) (incorporated by reference to Exhibit 10.4 of MF Global’s Quarterly Report on Form 10-Q, filed on August 7, 2009).

10.22	Form of Restricted Share Unit Award Agreement (Ratable Vesting) (incorporated by reference to Exhibit 10.5 of MF Global’s Quarterly Report on Form 10-Q, filed on August 7, 2009).

10.23	Form of Restricted Share Unit Award Agreement (Share Option Exchange) (Incorporated by reference to Exhibit 99.(A) (I)(IV) MF Global’s Tender Offer Statement in Schedule TO, filed on October 7, 2009).

10.24	Transfer Agreement, dated as of February 3, 2010, between MF Global Holdings Ltd., JCF MFG Holdco LLC and J.C. Flowers II L.P. (incorporated by reference to Exhibit 10.2 of MF Global’s Quarterly Report on Form 10-Q, filed on February 5, 2010).

10.25	Amended and Restated Employment Agreement between MF Global Holdings Ltd. and Jon S. Corzine, dated March 1, 2011. (incorporated by reference to Exhibit 10.1 of MF Global’s Current Report on Form 8-K, filed on March 4, 2011).

10.26	Letter Agreement between Jon S. Corzine Contract and J.C. Flowers & Co. LLC, dated March 23, 2010 (incorporated by reference to Exhibit 10.2 of MF Global’s Current Report on Form 8-K, filed on March 23, 2010).

10.27	Share Option Award Agreement between MF Global Holdings Ltd. and Jon S. Corzine, dated as of April 7, 2010 (incorporated by reference to Exhibit 10.36 of MF Global’s Annual Report on Form 10-K, filed on May 28, 2010).

10.28	Capital Replacement Covenant (incorporated by reference to Exhibit 1.1 of MF Global’s Current Report on Form 8-K, filed on July 18, 2008).

10.29	Form of Trademark Agreement by and between Man Group plc and MF Global Ltd.*

10.31	Sublease, dated as of March 1, 2010, between Swiss re Financial Services Corporation and MF Global Inc. (incorporated by reference to Exhibit 10.41 of MF Global’s Annual Report on Form 10-K, filed on May 28, 2010).

136	MF Global 2011 Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

Exhibit Number	Description

10.32	Form of Agreement of Lease, dated as of March , 2010, between Park Avenue Plaza Owner LLC and MF Global Inc. (incorporated by reference to Exhibit 10.42 of MF Global’s Annual Report on Form 10-K, filed on May 28, 2010).

10.33	Base Convertible Bond Hedge Transaction Confirmation, dated February 7, 2011, between the Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, as dealer (incorporated by reference to Exhibit 10.1 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.34	Base Convertible Bond Hedge Transaction Confirmation, dated February 7, 2011, between the Company and Citibank, N.A., as dealer (incorporated by reference to Exhibit 10.2 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.35	Base Convertible Bond Hedge Transaction Confirmation, dated February 7, 2011, between the Company and Deutsche Bank Securities Inc., as agent for Deutsche Bank AG, London Branch as dealer (incorporated by reference to Exhibit 10.3 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.36	Base Convertible Bond Hedge Transaction Confirmation, dated February 7, 2011, between the Company and Goldman Sachs & Co., as dealer (incorporated by reference to Exhibit 10.4 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.37	Base Issuer Warrant Transaction Confirmation, dated February 7, 2011, between the Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, as dealer (incorporated by reference to Exhibit 10.5 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.38	Base Issuer Warrant Transaction Confirmation, dated February 7, 2011, between the Company and Citibank, N.A., as dealer (incorporated by reference to Exhibit 10.6 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.39	Base Issuer Warrant Transaction Confirmation, dated February 7, 2011, between the Company and Deutsche Bank Securities Inc., as agent for Deutsche Bank AG, London Branch as dealer (incorporated by reference to Exhibit 10.7 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

Exhibit Number	Description

10.40	Base Issuer Warrant Transaction Confirmation, dated February 7, 2011, between the Company and Goldman Sachs & Co., as dealer (incorporated by reference to Exhibit 10.8 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.41	Additional Convertible Bond Hedge Transaction Confirmation, dated February 8, 2011, between the Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, as dealer (incorporated by reference to Exhibit 10.9 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.42	Additional Convertible Bond Hedge Transaction Confirmation, dated February 8, 2011, between the Company and Citibank, N.A., as dealer (incorporated by reference to Exhibit 10.10 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.43	Additional Convertible Bond Hedge Transaction Confirmation, dated February 8, 2011, between the Company and Deutsche Bank Securities Inc., as agent for Deutsche Bank AG, London Branch as dealer (incorporated by reference to Exhibit 10.11 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.44	Additional Convertible Bond Hedge Transaction Confirmation, dated February 8, 2011, between the Company and Goldman Sachs & Co., as dealer (incorporated by reference to Exhibit 10.12 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.45	Additional Issuer Warrant Transaction Confirmation, dated February 8, 2011, between the Company and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, as dealer (incorporated by reference to Exhibit 10.13 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.46	Additional Issuer Warrant Transaction Confirmation, dated February 8, 2011, between the Company and Citibank, N.A., as dealer (incorporated by reference to Exhibit 10.14 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.47	Additional Issuer Warrant Transaction Confirmation, dated February 8, 2011, between the Company and Deutsche Bank Securities Inc., as agent for Deutsche Bank AG, London Branch, as dealer (incorporated by reference to Exhibit 10.15 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

MF Global 2011 Form 10-K	137

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

Exhibit Number	Description

10.48	Additional Issuer Warrant Transaction Confirmation, dated February 8, 2011, between the Company and Goldman Sachs & Co., as dealer (incorporated by reference to Exhibit 10.16 of MF Global’s Current Report on Form 8-K, filed on February 11, 2011).

10.49	Employment Agreement between MF Global Holdings Ltd. and Bradley Abelow, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of MF Global’s Current Report on Form 8-K, filed on September 13, 2011).

10.50	Amendment, dated August 3, 2010, to Employment Agreement of Jon S. Corzine (incorporated by reference to Exhibit 10.1 of MF Global’s Quarterly Report on Form 10-Q, filed on August 6, 2010).

10.51	Amendment, dated August 3, 2010, to amended and restated Employment Agreement of J. Randy MacDonald (incorporated by reference to Exhibit 10.2 of MF Global’s Quarterly Report on Form 10-Q, filed on August 6, 2010).

10.52	Amendment, dated August 3, 2010, to Employment Agreement of Laurie R. Ferber (incorporated by reference to Exhibit 10.3 of MF Global’s Quarterly Report on Form 10-Q, filed on August 6, 2010).

10.53	Employment Agreement of Michael Blomfield (incorporated by reference to Exhibit 10.1 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

10.54	Form of Sub-Underlease of 5 Churchill Place, Canary Wharf, by and among J.P. Morgan Markets Limited, MF Global UK Limited and MF Global Holdings Ltd. (incorporated by reference to Exhibit 10.3 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

10.55	Form of Agreement, among JP Morgan Markets Limited, MF Global UK Limited, and MF Global Holdings Ltd., for the grant of a lease relating to 5 Churchill Place, Canary Wharf, London (incorporated by reference to Exhibit 10.4 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

10.56	Form of Car Parking Agreement, by and among J.P. Morgan Markets Limited, MF Global UK Limited and MF Global Holdings Ltd. (incorporated by reference to Exhibit 10.5 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

10.57	Form of License to Underlet, by and among 5 Churchill Place L.P., Canary Wharf Management Limited, J.P. Morgan Markets Limited, The Bear Stearns Companies LLC, MF Global UK Limited, and MF Global Holdings Ltd. (incorporated by reference to Exhibit 10.6 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

Exhibit Number	Description

10.58	Form of License to make alterations, by and among 5 Churchill Place L.P., J.P. Morgan Markets Limited, The Bear Stearns Companies LLC, MF Global UK Limited, and MF Global Holdings Ltd. (incorporated by reference to Exhibit 10.7 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

10.59	Share Option Award Agreement between MF Global Holdings Ltd. and Bradley Abelow, dated as of September 13, 2010 (incorporated by reference to Exhibit 10.8 of MF Global’s Quarterly Report on Form 10-Q, filed on February 3, 2011).

10.60	Employment Agreement, dated March 1, 2011, between MF Global Holdings Ltd. and Richard Moore.

10.61	Employment Agreement, dated February 7, 2011, between MF Global Holdings ltd. and Michael G. Stockman.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included in the signature page hereto).

31.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2	Certification of Henri J. Steenkamp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Henri J. Steenkamp, Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

*	Incorporated by reference to MF Global’s Registration Statement on Form F-1 (File No. 333-143395) filed on May 31, 2007, relating to MF Global’s initial public offering of its common shares, as amended.

**	Incorporated by reference to MF Global’s Quarterly Report on Form 10-Q filed on November 13, 2007.

138	MF Global 2011 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF Global Holdings Ltd.

Date:	May 20, 2011	By:	/s/ Jon S. Corzine
Name: Jon S. Corzine
Title: Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jon S. Corzine, and Henri J. Steenkamp, and each of them his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Jon S. Corzine Jon S. Corzine	Chief Executive Officer and Director	May 20, 2011

/s/ Henri J. Steenkamp Henri J. Steenkamp	Chief Financial Officer (Principal Accounting Officer)	May 20, 2011

/s/ David P. Bolger David P. Bolger	Director	May 20, 2011

/s/ Eileen S. Fusco Eileen S. Fusco	Director	May 20, 2011

/s/ David Gelber David Gelber	Director	May 20, 2011

/s/ Martin Glynn Martin Glynn	Director	May 20, 2011

/s/ Edward L. Goldberg Edward L. Goldberg	Director	May 20, 2011

/s/ David I. Schamis David I. Schamis	Director	May 20, 2011

/s/ Robert S. Sloan Robert S. Sloan	Director	May 20, 2011

MF Global 2011 Form 10-K	139