Form 10-Q
period 2011-06-30
MF Global Holdings Ltd.
filed 2011-08-03
CIK 1401106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the QUARTERLY PERIOD ended June 30, 2011

or

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

The number of common stock outstanding of the registrant as of June 30, 2011, was 164,892,596.

MF GLOBAL HOLDINGS LTD.

PART I.—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Supplementary Data

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	Three months ended June 30,
	2011	2010
Revenues
Commissions	$364,699	$376,646
Principal transactions	116,767	66,342
Interest income	122,224	114,232
Other	7,553	11,872

Total revenues	611,243	569,092
Interest and transaction-based expenses:
Interest expense	41,577	45,431
Execution and clearing fees	186,487	175,196
Sales commissions	68,661	59,030

Total interest and transaction-based expenses	296,725	279,657
Revenues, net of interest and transaction-based expenses	314,518	289,435

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	171,098	155,374
Employee compensation related to non-recurring IPO awards	—	8,595
Communications and technology	39,107	31,427
Occupancy and equipment costs	16,014	11,103
Depreciation and amortization	10,282	10,534
Professional fees	23,990	18,057
General and other	22,112	19,468
Restructuring charges	2,140	9,874
Impairment of goodwill	694	848

Total other expenses	285,437	265,280
Gains on exchange seats and shares	2,235	1,958
Interest on borrowings	13,751	9,535

Income before provision for income taxes	17,565	16,578
Provision for income taxes	4,843	8,141
Equity in income of unconsolidated companies (net of tax)	838	627

Net income	13,560	9,064
Net income attributable to noncontrolling interest (net of tax)	251	243

Net income applicable to MF Global Holdings Ltd.	$13,309	$8,821

Dividends declared on preferred stock	5,005	7,678
Cumulative and participating dividends	630	360

Net income applicable to common shareholders	$7,674	$783

Earnings per share (see Note 15):
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
Weighted average number of shares of common stock outstanding:
Basic	164,272,690	130,196,655
Diluted	164,293,357	133,999,818

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	June 30, 2011	March 31, 2011
Assets
Cash and cash equivalents	$709,379	$649,394
Restricted cash and segregated securities	10,924,249	11,371,350
Securities purchased under agreements to resell (including $11,974,402 and $11,898,502 at fair value, respectively)	12,057,793	9,499,768
Securities borrowed	4,954,218	2,890,840
Securities received as collateral	153,215	147,185
Securities owned ($9,139,354 and $9,365,531 pledged, respectively)	11,573,484	10,831,346
Receivables:
Brokers, dealers and clearing organizations	4,629,465	4,233,137
Customers (net of allowances of $12,362 and $12,739 respectively)	319,310	389,544
Other	134,154	65,435
Memberships in exchanges, at cost (fair value of $14,181 and $17,147, respectively)	4,502	5,851
Furniture, equipment and leasehold improvements, net	151,736	138,393
Intangible assets, net	39,213	41,912
Other assets	279,021	277,447

TOTAL ASSETS	$45,929,739	$40,541,602

Liabilities and Equity
Short-term borrowings, including current portion of long-term borrowings	$366,088	$382,961
Securities sold under agreements to repurchase (including $8,667,980 and $7,232,434 at fair value, respectively)	17,968,868	16,626,875
Securities loaned (including $777 and $0 at fair value, respectively)	1,601,731	1,420,181
Obligation to return securities received as collateral	153,215	147,185
Securities sold, not yet purchased, at fair value	8,300,617	5,052,486
Payables:
Brokers, dealers and clearing organizations	1,779,621	1,133,635
Customers	13,567,108	13,577,197
Accrued expenses and other liabilities	255,146	282,658
Long-term borrowings	417,152	414,080

TOTAL LIABILITIES	44,409,546	39,037,258

Commitments and contingencies (Note 11)
Preferred stock, $1.00 par value per share; 200,000,000 shares authorized;
1,500,000 Series A Convertible, issued and outstanding, cumulative	96,167	96,167
403,550 Series B Convertible, issued and outstanding, non-cumulative	34,446	34,446

EQUITY
Common stock, $1.00 par value per share; 1,000,000,000 shares authorized, 164,892,596 and 163,595,695 shares issued and outstanding, respectively	164,893	163,596
Additional paid-in capital	1,595,428	1,597,183
Accumulated other comprehensive income (net of tax)	6,616	3,899
Accumulated deficit	(396,330)	(409,639)
Noncontrolling interest	18,973	18,692

TOTAL EQUITY	1,389,580	1,373,731

TOTAL LIABILITIES AND EQUITY	$45,929,739	$40,541,602

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,560	$9,064
Less: Net income attributable to noncontrolling interest, net of tax	251	243

Net income attributable to MF Global Holdings Ltd.	13,309	8,821
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Gains on sale of exchanges seats and shares	(2,235)	(30)
Depreciation and amortization	10,282	10,534
Stock-based compensation expense	10,053	18,122
Bad debt expense	(66)	87
Deferred income taxes	4,825	(7,096)
Equity in income of unconsolidated affiliate	(838)	(627)
Dividend received from unconsolidated affiliate	141	—
Income attributable to noncontrolling interest, net of tax	251	243
Amortization of debt issuance costs	2,326	1,719
Accretion of debt discount	3,071	—
Impairment of goodwill	694	848
Decrease/(increase) in operating assets:
Restricted cash and segregated securities	455,743	198,526
Securities purchased under agreements to resell	(2,558,024)	6,623,665
Securities borrowed	(2,063,389)	103,517
Securities owned	(739,689)	(5,178,271)
Receivables:
Brokers, dealers and clearing organizations	(387,905)	1,220,875
Customers	70,405	(51,537)
Other	(68,669)	(31,468)
Other assets	(9,079)	3,185
Increase/(decrease) in operating liabilities:
Securities sold under agreements to repurchase	1,342,020	(2,032,850)
Securities loaned	182,110	180,714
Securities sold, not yet purchased, at fair value	3,248,131	(104,500)
Payables:
Brokers, dealers and clearing organizations	645,901	(650,859)
Customers	(27,736)	(653,667)
Accrued expenses and other liabilities	(30,990)	(19,518)

Net cash provided by/(used in) operating activities	100,642	(359,567)

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(694)	(848)
Proceeds from sale of memberships in exchanges	2,112	—
Purchase of furniture, equipment and leasehold improvements	(21,094)	(10,354)
Dividend received from membership exchange shares	388	—

Net cash used in investing activities	(19,288)	(11,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from other short-term borrowings	8,127	3,987
Issuance of common stock	—	184,000
Proceeds from liquidity facility borrowings	50,000	—
Repayment of liquidity facility borrowings	(75,000)	—
Payment of debt issuance costs	(1,271)	(6,818)
Payment of common stock issuance costs	—	(9,200)
Payment of dividends on preferred stock	(5,005)	(7,678)

Net cash (used in)/provided by financing activities	(23,149)	164,291

Effect of exchange rates on cash and cash equivalents	1,780	(2,122)

Increase/(decrease) in cash and cash equivalents	59,985	(208,600)
Cash and cash equivalents at beginning of year	649,394	826,227

Cash and cash equivalents at end of period	$709,379	$617,627

SUPPLEMENTAL NON-CASH FLOW INFORMATION
Securities received as collateral	6,030	(2,622)
Obligation to return securities received as collateral	(6,030)	2,622

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling interest in subsidiaries	Total Equity
Equity at March 31, 2011	$163,596	$1,597,183	$3,899	$(409,639)	$18,692	$1,373,731
Stock-based compensation		10,053				10,053
Net income applicable to MF Global Holdings Ltd.				13,309		13,309
Net income attributable to noncontrolling interest					251	251
Foreign currency translation			2,717		30	2,747
Stock issued in connection with employee stock award plans	1,297	(6,803)				(5,506)
Dividend distributions		(5,005)				(5,005)

Equity at June 30, 2011	$164,893	$1,595,428	$6,616	$(396,330)	$18,973	$1,389,580

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three months ended June 30,
	2011	2010
Net income	$13,560	$9,064
Foreign currency translation adjustment	2,747	(3,227)

Comprehensive income	$16,307	$5,837
Comprehensive income/(loss) attributable to noncontrolling interest	281	(254)

Comprehensive income attributable to MF Global Holdings Ltd.	$16,026	$6,091

The accompanying notes are an integral part of these consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

The Company is headquartered in the United States (“U.S.”), and has operations globally, including the United Kingdom (“U.K.”), Australia, Singapore, India, Canada, Hong Kong and Japan. The Company’s diversified global client base includes a wide range of institutional asset managers and hedge funds, professional traders, corporations, sovereign entities, and financial institutions. The Company also offers a range of services for individual traders and introducing brokers. As of June 30, 2011, the Company operates and manages its business as a single operating segment.

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

Consolidation

The Company’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control. Investments in entities in which the Company generally owns greater than 20% but less than 50%, or exercises significant influence, but not control, are accounted for using the equity method of accounting. As of June 30 and March 31, 2011, the Company owned 70.2% of MF Global Sify Securities India Private Limited, 75.0% of MF Global Finance and Investment Services India Private Limited and 73.2% of MF Global Futures Trust Co. Ltd., and had a 19.5% equity investment in Polaris MF Global Futures Co., Ltd.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

During fiscal 2011, the Company launched the MF Global Multi-Strategy Futures Trust Fund (the “Fund”) which is sponsored by one of the Company’s affiliates in Taiwan. While it has no direct investment in the Fund, the Company is responsible for selecting the commodity trading advisors to manage the Fund and providing certain clearing and execution services. The Fund is structured under Taiwanese regulations as a futures trust fund, and due to this structure, the Company has consolidated the Fund under the accounting guidance for consolidation. At June 30 and March 31, 2011, the Fund’s total assets of $37,255 and $38,493, respectively, were included in Other assets and the Fund’s total liabilities and equity of $37,255 and $38,493, respectively, were included in Accrued expenses and other liabilities within the Company’s consolidated balance sheet.

Restricted cash and securities segregated under federal and other regulations

Certain subsidiaries are obligated by rules mandated by their primary regulators, including the SEC and CFTC in the U.S. and the FSA in the U.K., to segregate or set aside cash or qualified securities to satisfy regulations, promulgated to protect customer assets. Also included within Restricted cash and segregated securities are term cash deposits of $50,397 and $56,067 as of June 30 and March 31, 2011, respectively, which are held as margin for the issuance of bank guarantees to satisfy local exchange requirements for day-to-day clearing. In addition, many of the subsidiaries are members of clearing organizations at which cash or securities are deposited as required to conduct day-to-day clearance activities. At June 30 and March 31, 2011, the Company was in compliance with its segregation requirements.

Collateral

The Company enters into collateralized financing transactions and matched book positions principally through the use of repurchase agreements and securities lending agreements. In these transactions, the Company receives cash or securities in exchange for other securities, including U.S. and European governments, government sponsored entity and federal agency obligations, corporate debt and other debt obligations, and equities. The Company records assets it has pledged as collateral in collateralized borrowings and other arrangements on the consolidated balance sheets when the Company is the creditor as defined in accordance with the accounting standard for transfers and servicing of financial assets.

The Company obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, customer margin loans and other collateralized financing activities to facilitate its matched book arrangements, inventory positions, customer needs and settlement requirements. In many cases, the Company is permitted to sell or repledge securities held as collateral. These securities may be used to collateralize repurchase agreements, to enter into securities lending agreements or to cover short positions. As of June 30 and March 31, 2011, the fair value of securities received as collateral by the Company, excluding collateral received under resale agreements, that it was permitted to sell or repledge was $12,044,793 and $9,932,017, respectively. The Company sold or repledged securities aggregating $13,385,394 and $13,090,024, respectively. Counterparties have the right to sell or repledge these securities. See Note 3 for a description of the collateral received and pledged in connection with agreements to resell or repurchase securities.

Equity

The Company has 1,000,000,000 shares authorized at $1.00 par value per share (“Common Stock”). At June 30 and March 31, 2011, the Company had 164,892,596 and 163,595,695 shares of Common Stock issued and outstanding, respectively. At June 30 and March 31, 2011, noncontrolling interests were $18,973 and $18,692, respectively.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

Restructuring

The Company records a liability for costs associated with an exit or disposal activity, as measured initially at its fair value, in the period in which the liability is incurred. In the first quarter of fiscal 2011, the Company completed a strategic assessment of its cost base, including reviews of its compensation structure and non-compensation expenses, and as a result of this evaluation, reduced its workforce. During the three months ended June 30, 2010, the Company recorded an expense of $9,874, as a result of the restructuring plan, which included $9,180 for severance and other employee compensation costs and $694 in contract termination costs related to office closures.

Additionally, in the fourth quarter of fiscal 2011, senior management introduced a new strategic plan that would restructure the Company into four lines of business. To help transition to the new business model, the Company began realigning resources and further reduced its workforce. The workforce reductions occurred mainly in North America and Europe. During the three months ended June 30, 2011, the Company recorded an additional expense of $2,140, as a result of this restructuring plan, which included $1,946 for severance and other employee compensation costs and $194 in contract termination costs related to office closures. During the three months ended June 30, 2011, the Company made payments of $4,663 and had a remaining accrual of $344 substantially all of which will be paid out within one year.

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

Profits and losses arising from various financial instruments entered into for the account and risk of the Company are recorded on a trade date basis. The Company does not separately amortize purchase premiums and discounts associated with proprietary transactions, as these are a component of the recorded fair value. Changes in the fair value of such securities are recorded as unrealized gains and losses within Principal transactions in the unaudited consolidated statements of operations. Contractual interest income and expense on these transactions are accrued and reported in Interest income and Interest expense in the unaudited consolidated statements of operations.

Recently issued accounting pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 will align U.S. GAAP guidance on presentation of comprehensive income more closely with the International Financial Reporting Standards (“IFRS”). However, other differences in reporting comprehensive income still remain between U.S. GAAP and IFRS. The Company will adopt ASU No. 2011-05 in the first quarter of fiscal 2013 and does not expect material changes to its consolidated financial statements.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 generally represents clarifications to the current fair value measurement standard under U.S. GAAP and hence many of its amendments are not intended to result in a change in the application of the requirements of the current standard. However, ASU No. 2011-04 does include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The Company will adopt ASU No. 2011-04 in the fourth quarter of fiscal 2012. The Company is currently assessing the impact it will have on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing—Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU No. 2011-03 removes from the assessment of effective control the requirement that the transferor has the ability to repurchase or redeem the financial asset that was transferred and the related collateral maintenance implementation guidance. The Company will adopt ASU No. 2011-03 in the fourth quarter of fiscal 2012 and does not expect a material impact on its consolidated financial statements upon adoption.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). The guidance in ASU No. 2010-06 provides amendments to ASC 820, Fair Value Measurements, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, with regards to Level 3 assets, ASU No. 2010-06 now requires that a reporting entity should present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company adopted the new disclosures and clarifications of existing disclosures in the fourth quarter of fiscal 2010. The Company adopted the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements in the first quarter of fiscal 2012 with no material impact to its consolidated financial statements.

Note 3: Collateralized Financing Transactions

Transactions involving securities under agreements to resell (“resale agreements”) or securities under agreements to repurchase (“repurchase agreements”) are treated as collateralized financing transactions or as purchases and sales of securities. Resale and repurchase agreements treated as collateralized financing transactions are recorded at their contractual amounts plus accrued interest. The resulting interest income and expense for these arrangements are generally included in Interest income and Interest expense in the unaudited consolidated statements of operations. It is the general policy of the Company to take possession of securities with a market value equal to or in excess of the principal amount loaned plus the accrued interest thereon in order to collateralize resale agreements. Generally, resale transactions are collateralized with investment grade securities including U.S. Treasury and agency securities. Resale agreements are also collateralized with European sovereign debt, and mortgage backed securities. Securities borrowed are collateralized with U.S. Treasury and agency securities, mortgage backed securities, equities, and investment grade corporate bonds. The Company retains the right to re-pledge collateral received in collateralized financing transactions. Similarly, the Company is generally required to provide securities to counterparties to collateralize repurchase agreements. The Company’s agreements with counterparties generally contain contractual provisions allowing for additional collateral to be obtained, or excess collateral returned. The collateral is marked to market daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, when deemed appropriate. The Company’s credit counterparties in resale transactions are central clearers, banks and broker-dealers.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

Certain of the Company’s securities borrowed and securities loaned transactions are accounted for as collateralized financing transactions and are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions facilitate the settlement process and require the Company to deposit cash or other collateral with the lender. In securities loaned transactions, the Company receives cash or other collateral in an amount generally in excess of the market value of the applicable securities loaned. The Company monitors the market value of securities borrowed or loaned on a daily basis, with additional collateral obtained or refunded as necessary. Generally, securities borrowed are collateralized with U.S. Treasury and agency securities, mortgage backed securities, equities, and investment grade corporate bonds. In securities borrowed transactions, credit counterparties are central clearers, banks, broker-dealers and can also include insurance companies and pension funds.

Credit risk can arise from collateralized financing transactions when the collateral value falls below the value of the receivables and counterparties fail to provide additional collateral. As of June 30, 2011 and 2010, no provision has been recorded against resale agreements or securities borrowed transactions, as amounts were deemed collectible.

As of June 30, 2011, the market value of collateral received under resale agreements was $56,999,296, of which $516,646 was deposited as margin with clearing organizations. As of March 31, 2011, the market value of collateral received under resale agreements was $48,665,649, of which $256,288 was deposited as margin with clearing organizations. The collateral is valued daily and the Company may require counterparties to deposit additional collateral or return collateral pledged, as appropriate. As of June 30 and March 31, 2011, the market value of collateral pledged under repurchase agreements was $68,404,867 and $61,088,346, respectively. As of June 30 and March 31, 2011, there were no amounts at risk under repurchase agreements or resale agreements that are accounted for as collateralized financing transactions with a counterparty greater than 10% of Equity.

Resale and repurchase transactions that are accounted for as collateralized financing transactions are presented on a net-by-counterparty basis when the requirements for balance sheet offsetting are satisfied. As of June 30 and March 31, 2011, the Company had securities purchased under agreements to resell of $12,057,793 and $9,499,768, respectively, which includes the impact of netting for resale agreements classified within segregated securities. Segregated securities are presented on a gross basis on the consolidated balance sheets.

The Company also enters into certain resale and repurchase transactions that mature on the same date as the underlying collateral (“reverse repo-to-maturity” and “repo-to-maturity” transactions, respectively). These transactions are accounted for as sales and purchases and accordingly the Company de-recognizes the related assets and liabilities from the consolidated balance sheets, recognizes a gain or loss on the sale/purchase of the collateral assets, and records a forward repurchase or forward resale commitment at fair value, in accordance with the accounting standard for transfers and servicing. For these specific repurchase transactions that are accounted for as sales and are de-recognized from the consolidated balance sheets, the Company maintains the exposure to the risk of default of the issuer of the underlying collateral assets, such as U.S. government securities or European sovereign debt. The forward repurchase commitment represents the fair value of this exposure and is accounted for as a derivative. The value of the derivative is subject to mark to market movements which may cause volatility in the Company’s financial results until maturity of the underlying collateral at which point these instruments will be redeemed at par. At June 30 and March 31, 2011, securities purchased under agreements to resell of $5,233,156 and $1,495,682, respectively, at contract value, were de-recognized, of which 94.2% and 72.0%, respectively, were collateralized with European sovereign debt, consisting of Italy, Spain, Belgium, Portugal and Ireland. At June 30 and March 31 2011, securities sold under agreements to repurchase of

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

$16,548,450 and $14,520,341, respectively, at contract value, were de-recognized, of which 69.3% and 52.6%, respectively, were collateralized with European sovereign debt, consisting of Italy, Spain, Belgium, Portugal and Ireland.

Certain of the Company’s resale and repurchase agreements are carried at fair value as a result of the Company’s fair value election. The Company elects the fair value option for those resale and repurchase agreements that do not settle overnight or do not have an open settlement date, based on the original maturity term stated in the contract, or that are not accounted for as purchase or sale agreements. The Company has elected the fair value option for these instruments to more accurately reflect market and economic events in its earnings and to mitigate a potential imbalance in earnings caused by using different measurement attributes (i.e. fair value versus carrying value) for certain assets and liabilities. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. The Company has not specifically elected the fair value option for certain resale and repurchase agreements that are settled on an overnight or demand basis as these are carried at contract value, which approximates fair value. At June 30, 2011, the fair value of these resale and repurchase agreements was $11,974,402 and $8,667,980, respectively. At March 31, 2011, the fair value of these resale and repurchase agreements was $11,898,502 and $7,232,434, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the three months ended June 30, 2011, the amount of losses and gains related to resale and repurchase agreements were ($2,335) and $3,099, respectively. During the three months ended June 30, 2010, the amount of gains and losses related to resale and repurchase agreements were $4,854 and ($1,902), respectively.

The Company elects to record at fair value securities borrowed and securities loaned transactions that have a specific termination date beyond the business day following the trade date. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. At June 30 and March 31, 2011, no securities borrowed agreements were carried at fair value. At June 30 and March 31, 2011, the fair value of securities loaned agreements were $777 and $0, respectively. Changes in the fair value of these transactions are recorded in Principal transactions in the consolidated statement of operations. During the three months ended June 30, 2011 and 2010, the net amount of losses related to securities borrowed agreements carried at fair value was $27 and $2, respectively. For transactions not elected for fair value measurement, the amount of cash collateral advanced or received is recorded on the consolidated balance sheets. There are no securities borrowed or securities loaned transactions accounted for as sales.

The carrying values of the securities sold under repurchase transactions, including accrued interest, by maturity date are:

	June 30, 2011
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,071,037	6,923,253	554,940	581,050	771,355	$9,901,635
U.S. Corporations	742,020	205,326	1,066,456	100,048	163,974	2,277,824
Foreign Governments	508,317	1,152,991	1,503,633	786,888	1,408,577	5,360,406
Foreign Corporations	771	—	285,118	77,243	65,871	429,003

Total	$2,322,145	$8,281,570	$3,410,147	$1,545,229	$2,409,777	$17,968,868

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	March 31, 2011
	Demand	Overnight	Less than 30 days	30 to 90 days	After 90 days	Total
Security type
U.S. Government	$1,763,156	$6,559,566	$590,387	$79,344	$1,015,777	$10,008,230
U.S. Corporations	145,603	126,286	1,065,796	150,086	64,125	1,551,896
Foreign Governments	278,653	1,423,060	2,366,795	518,446	179,874	4,766,828
Foreign Corporations	—	16,714	283,207	—	—	299,921

Total	$2,187,412	$8,125,626	$4,306,185	$747,876	$1,259,776	$16,626,875

Note 4: Securities Owned and Securities Sold, Not Yet Purchased and Segregated Securities

Securities Owned and Securities Sold, Not Yet Purchased

Stocks, government and corporate bonds, futures, options and foreign currency transactions are reported in the unaudited consolidated financial statements on a trade date basis. Securities owned and securities sold, not yet purchased are stated at fair value, unless designated as held-to-maturity. Realized and unrealized gains and losses are reflected in Principal transactions or Gains on exchange seats and shares in the unaudited consolidated statements of operations. Fair values are generally based on quoted market prices. Securities sold, not yet purchased, represent obligations of the Company to deliver the specified security and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company’s liability for securities to be delivered is measured at their fair value as of the date of the unaudited consolidated financial statements. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of the Securities sold, not yet purchased, may exceed the amount reflected on the consolidated balance sheets. Shares in exchanges held by the Company that are not required for trading rights are recorded at fair market value, taking into account any restrictions. Unrealized gains and losses arising from these assets are reported separately in the unaudited consolidated statements of operations as Gains on exchange seats and shares.

Securities owned and securities sold, not yet purchased include securities carried at fair value as well as certain marketable securities classified as held-to-maturity securities. As of June 30, 2011, securities owned of $11,573,484 consisted of $7,334,596 held at fair value and $4,238,888 held at amortized cost. As of March 31, 2011, securities owned of $10,831,346 consisted of $6,571,646 held at fair value and $4,259,700 held at amortized cost.

Securities owned and securities sold, not yet purchased, which are held at fair value, consist of the following:

	June 30, 2011		March 31, 2011
	Securities Owned	Securities Sold, Not Yet Purchased	Securities Owned	Securities Sold, Not Yet Purchased
U.S. government securities and federal agency obligations	$4,163,471	$4,614,914	$4,457,016	$4,332,590
Corporate debt securities	1,631,909	320,621	567,873	257,294
Foreign government bonds	500,281	160,451	716,460	68,355
Equities	849,610	3,047,466	722,903	306,926
Options	155,734	150,250	89,582	87,321
Shares held due to demutualization of exchanges	18,359	—	16,928	—
Other	15,232	6,915	884	—

Total	$7,334,596	$8,300,617	$6,571,646	$5,052,486

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

As of June 30 and March 31, 2011, $12,997 and $0, respectively, of U.S. government securities and federal agency obligations owned by the Company were deposited as margin with clearing organizations.

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

Of the $6,393,287 total held-to-maturity portfolio, $1,243,015 will mature within one year, $2,016,651 will mature in one to three years and $3,133,621 will mature in three to five years. During the three months ended June 30, 2011 and 2010, the Company recognized other-than-temporary impairment of $136 and $621, respectively, related to debt securities issued by the U.S. government and federal agencies as these were purchased at a premium and the securities were called prior to maturity. The Company will not recover the amortized cost of these particular securities prior to their known call date.

The following table summarizes the carrying value, fair value and unrealized gains and losses, for the held-to-maturity securities, none of which have been in an unrealized loss position greater than 12 months, at June 30 and March 31, 2011:

	June 30, 2011
	Securities Owned
	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$1,559,106	$1,562,502	$6,058	$(2,662)
U.S. government securities and federal agency obligations	2,679,782	2,669,539	413	(10,656)

Total	$4,238,888	$4,232,041	$6,471	$(13,318)

	June 30, 2011
	Segregated Securities
	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$1,319,945	$1,321,134	$1,666	$(477)
U.S. government securities and federal agency obligations	834,454	841,649	7,272	(77)

Total	$2,154,399	$2,162,783	$8,938	$(554)

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	March 31, 2011
	Securities Owned
	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$1,144,790	$1,151,531	$6,900	$(159)
U.S. government securities and federal agency obligations	3,114,910	3,055,812	144	(59,242)

Total	$4,259,700	$4,207,343	$7,044	$(59,401)

	March 31, 2011
	Segregated Securities
	Amortized Cost	Fair Value	Gross Unrealized Gain	Gross Unrealized Loss
Corporate debt securities	$790,029	$789,153	$1,428	$(2,304)
U.S. government securities and federal agency obligations	1,838,251	1,836,469	1,093	(2,875)

Total	$2,628,280	$2,625,622	$2,521	$(5,179)

Segregated Securities

At June 30 and March 31, 2011, the Company had segregated securities of $7,639,612 and $8,929,537, respectively, within Restricted cash and segregated securities. These amounts include securities purchased under agreements to resell that are subject to the segregation requirements of the CFTC and totaled $4,996,422 and $5,982,860 at June 30 and March 31, 2011, respectively, of which $354,903 and $1,408,210 are at fair value as a result of the Company’s fair value election, at June 30 and March 31, 2011, respectively.

Note 5: Fair Value Measurements and Derivative Activity

Fair Value

The Company carries a significant portion of its assets and liabilities at fair value. These assets and liabilities consist of financial instruments, including cash and derivative products, and primarily represent its investment, trading, financing and customer facilitation activities. Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. Changes in the fair value of financial instruments are recognized in earnings within Principal transactions in the unaudited consolidated statements of operations.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. The Company marks its financial instruments based on available quoted market prices, where applicable, and based on market convention, the Company marks its financial instruments based on product class which is generally bid or mid price. If listed prices or quotes are not available, the Company determines fair value based on comparable market transactions, executable broker quotes, or independent pricing sources with reasonable levels of price transparency. Fair value measurements are not adjusted for transaction costs.

Credit risk is a component of fair value and represents the loss the Company would incur if a counterparty or an issuer of securities or other instruments, the Company holds, fails to perform under its contractual obligations to the Company, or upon a deterioration in the credit quality of third parties whose securities or other

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

instruments, including OTC derivatives, the Company holds. To reduce the Company’s credit exposures in its operating activities, the Company generally enters into agreements with its counterparties that permit it to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. The Company monitors and manages its credit exposures daily. The Company considers the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value.

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

In this framework, financial instruments are categorized into a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A market is active if there are sufficient transactions on an ongoing basis to provide current pricing information for the asset or liability, pricing information is released publicly, and price quotations do not vary substantially either over time or among market makers. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. The fair value hierarchy is based on the observability of inputs in the valuation of an asset or liability at the measurement date. In determining the appropriate fair value hierarchy levels, the Company performs a detailed analysis of its assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The three levels are described as follows:

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

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no observable market quotes). Level 3 is comprised of financial instruments whose fair value is estimated using internally developed models or methodologies utilizing significant inputs that are not readily observable from objective sources.

Securities owned, Securities sold, not yet purchased, certain Securities purchased under agreements to resell, certain Securities Sold under agreements to repurchase, certain Securities loaned and derivative transactions are carried at fair value. The following is a description of the valuation techniques the Company applies to the major categories of assets and liabilities that are measured at fair value on a recurring basis.

•	U.S. Treasury securities are marked from composites of end-of-day quoted prices. Accordingly, these securities are generally categorized in Level 1 of the fair value hierarchy.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

•

Exchange-traded or listed derivative contracts, the Company carries are actively traded and valued based on the exchange settled prices. Accordingly, they are categorized in Level 1 of the fair value hierarchy.

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

•

Shares held due to demutualization of exchanges are priced based on the latest market data available, typically the most recent bids or transactions completed. In certain cases, shares held due to demutualization of exchanges are valued based on quoted market prices and these securities are categorized as Level 1, while others are priced using models with inputs that are observable at valuation. When model input prices are observable these securities are categorized as Level 2. Where there is limited trading activity for these instruments, these securities are categorized as Level 3 of the fair value hierarchy.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

The following tables summarize the Company’s financial assets and liabilities as of June 30 and March 31, 2011, by level within the fair value hierarchy.

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of June 30, 2011
Assets
Securities owned
U.S. government securities and federal agency obligations	$2,425,922	$510,884	$—	$—	$2,936,806
U.S. government mortgage backed securities	—	1,610,070	—	—	1,610,070
Private label mortgage backed securities	—	10,137	—	—	10,137
Corporate debt securities	—	1,636,463	—	—	1,636,463
Foreign government bonds	590,977	—	—	—	590,977
Equities	849,610	—	—	—	849,610
Options	155,734	—	—	—	155,734
Shares held due to demutualization of exchanges	3,499	—	14,860	—	18,359
Other	885	14,347	—	—	15,232

Total securities owned (4)	$4,026,627	$3,781,901	$14,860	$—	$7,823,388

Derivative Assets
Futures transactions	$2,591,228	$—	$—	$(1,051,574)	$1,539,654
Foreign currency and other derivative transactions	146,500	720,897	—	(828,402)	38,995

Total derivative assets (2)	2,737,728	720,897	—	(1,879,976)	1,578,649

Securities purchased under agreements to resell (5) (6)	—	21,790,541	—	(9,461,235)	12,329,306

Total assets at fair value	$6,764,355	$26,293,339	$14,860	$(11,341,211)	$21,731,343

Liabilities
Securities sold, not yet purchased
U.S. government securities and federal agency obligations	$2,714,863	$345,063	$—	$—	$3,059,926
U.S. government mortgage backed securities	—	1,554,988	—	—	1,554,988
Corporate debt securities	—	320,621	—	—	320,621
Foreign government bonds	160,451	—	—	—	160,451
Equities	3,047,466	—	—	—	3,047,466
Options	150,250	—	—	—	150,250
Other	—	6,915			6,915

Total securities sold, not yet purchased	$6,073,030	$2,227,587	$—	$—	$8,300,617

Derivative liabilities
Futures transactions	$2,596,616	$—	$—	$1,055,404	$3,652,020
Foreign currency and other derivative transactions	190,421	687,667	—	(167,405)	710,683

Total derivative liabilities (3)	2,787,037	687,667	—	887,999	4,362,703

Securities loaned (5)	—	777	—	—	777
Securities sold under agreements to repurchase (5)	—	18,129,214	—	(9,461,234)	8,667,980

Total liabilities at fair value	$8,860,067	$21,045,245	$—	$(8,573,235)	$21,332,077

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

(1)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.
(2)	Reflects derivative assets within Receivables from customers and Receivables from brokers, dealers and clearing organizations. Excludes $3,370,126 within Receivables from customers and Receivables from brokers, dealers and clearing organizations which are accounted for at other than fair value. Excludes $170,080 which is recorded in Securities owned.
(3)	Reflects derivative liabilities within Payables to customers and Payables to brokers, dealers and clearing organizations. Excludes $10,984,026 within Payables to customers and Payables to brokers, dealers and clearing organizations which are accounted for at other than fair value. Excludes $157,164 which is recorded in Securities sold, not yet purchased.
(4)	Includes $488,792 of Securities owned which are held in segregation. These securities have been classified within Restricted cash and segregated securities in the consolidated balance sheet.
(5)	Excludes Securities purchased under agreements to resell, Securities sold under agreements to repurchase, and Securities loaned which are held at contract value.
(6)	Includes $354,904 of Securities purchased under agreements to resell which are held in segregation. These securities have been classified within Restricted cash and segregated securities.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

	Level 1	Level 2	Level 3	Impact of Netting and Collateral (1)	Total as of March 31, 2011
Assets
Securities owned
U.S. government securities and federal agency obligations	$3,337,477	$393,828	—	—	$3,731,305
U.S. government mortgage backed securities	—	1,003,628	—	—	1,003,628
Private label mortgage backed securities	—	10,411	—	—	10,411
Corporate debt securities	—	572,034	—	—	572,034
Foreign government bonds	716,460	—	—	—	716,460
Equities	722,903	—	—	—	722,903
Options	89,582	—	—		89,582
Shares held due to demutualization of exchanges	—	1,079	15,849	—	16,928
Other	—	884	—	—	884

Total securities owned (4)	$4,866,422	$1,981,864	$15,849	$—	$6,864,135

Derivative Assets
Futures transactions	$3,282,442	$—	$—	$(2,300,966)	$981,476
Foreign currency and other OTC derivative transactions	51,281	839,798	—	(842,434)	48,645

Total derivative assets (2)	3,333,723	839,798	—	(3,143,400)	1,030,121

Securities purchased under agreements to resell (5) (6)	—	24,131,026		(10,824,314)	13,306,712

Total assets at fair value	$8,200,145	$26,952,688	$15,849	$(13,967,714)	$21,200,968

Liabilities
U.S. government securities and federal agency obligations	$3,297,000	$74,275	$—	$—	$3,371,275
U.S. government mortgage backed securities	—	961,315	—	—	961,315
Corporate debt securities	—	257,294	—	—	257,294
Foreign government bonds	68,355	—	—	—	68,355
Equities	306,926	—	—	—	306,926
Options	87,321	—	—	—	87,321

Total securities sold, not yet purchased	$3,759,602	$1,292,884	$—	$—	$5,052,486

Derivative liabilities
Futures transactions	$3,256,488	$—	$—	$408,803	$3,665,291
Foreign currency and other OTC derivative transactions	51,678	796,853	—	(128,101)	720,430

Total derivative liabilities (3)	3,308,166	796,853	—	280,702	4,385,721

Securities sold under agreements to repurchase (5)	—	18,056,749	—	(10,824,314)	7,232,435

Total liabilities at fair value	$7,067,768	$20,146,486	$—	$(10,543,612)	$16,670,642

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

For the three months ended June 30, 2011, the Company did not have significant transfers in or out of Level 1 and Level 2 in the fair value hierarchy.

The table below provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3). The table reflects gains and losses during the periods for all financial assets and liabilities categorized as Level 3 as of the three months ended June 30, 2011 and 2010. The net unrealized losses reflected in Level 3 should be considered in the context of the factors discussed below.

•	A derivative contract with Level 1 and/or Level 2 inputs is classified as a Level 3 financial instrument in its entirety if it has at least one significant Level 3 input.

•	If there is one significant Level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., Level 1 and Level 2) is still classified as Level 3.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Three months ended June 30,
	2011	2010
Beginning balance	$15,849	$14,034
Total unrealized gain	10	3,825
Total unrealized loss	—	(852)
Transfers out of Level 3	(1,206)	—
Foreign currency translation	207	(6)

Balance, end of period	$14,860	$17,001

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

The balance at June 30, 2011 and 2010 respectively is comprised of shares held due to the demutualization of exchanges. At June 30, 2010, the balance also included an investment classified within Other Assets. Total realized and unrealized gains or losses represent the total gains and losses recorded for the Level 3 assets and liabilities and are reported in Gains on exchange seats and shares and in Other revenues in the unaudited consolidated statements of operations. Changes in the fair value hierarchy for a specific financial asset or financial liability may result in transfers in the hierarchy level. The transfer from Level 3 to Level 1 during the three months ended June 30, 2011 represents shares held due to demutualization of exchanges that can be valued using quoted market prices.

The fair value of long-term borrowings at June 30 and March 31, 2011 was $491,927 and $508,943, respectively. The fair value of long-term debt was determined by reference to the June 30, 2011 quoted market prices.

Derivative Activity

The Company provides trade execution and clearing services for exchange-traded and OTC derivative products. In connection with these trading services, the Company may use derivative instruments to facilitate client transactions or to build inventory for future client demand. The Company also enters into derivative transactions for its own account to offset the Company’s exposure to counterparty transactions, changes in foreign currency and interest rate risks, and to manage its liquid corporate assets, as well as to monetize its views on the market. In accordance with the accounting standard for derivatives and hedging, the Company currently does not apply hedge accounting to its derivative activities.

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

The following table summarizes the fair value of the Company’s derivative contracts by major type on a gross basis as of June 30 and March 31, 2011.

	June 30, 2011
	Derivative Assets (1)				Derivative Liabilities (2)				Number of Contracts (3)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands, except number of contracts)
Derivative contracts
Interest rate	$1,156	11,244	—	12,400	$1,306	9,393	—	10,699	22,267
Foreign exchange rate	64,666	371,784	—	436,450	56,297	362,398	—	418,695	2,759,883
Equity	190,553	111,577	—	302,130	258,430	106,580	—	365,010	1,174,765,618
Commodity	2,637,086	235,701	—	2,872,787	2,621,253	212,038	—	2,833,291	994,177
Other	—	4,938	—	4,938	—	4,173	—	4,173	4,981

Total fair value of derivative contracts				$3,628,705				$3,631,868

Impact of netting and collateral				(1,879,976)				887,999

Total fair value				$1,748,729				$4,519,867

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

The Company’s volumes of exchange traded futures and options executed and/or cleared, where the unrealized gain or loss is settled daily, and there is no receivable or payable associated with the contract, was 572,170,566 and 521,778,454 contracts for the three months ended June 30, 2011 and 2010, respectively. These contracts are primarily cleared through commodity clearing corporations.

The table below summarizes the gains or losses relating to the Company’s trading activities as reported in Principal transactions in the unaudited consolidated statements of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
Type of Instrument	2011	2010
Fixed income/Interest rate	$(446)	$(4,259)
Foreign exchange	8,080	17,640
Equity	76,614	24,191
Commodity	22,682	27,185
Other	9,837	1,585

Total	$116,767	$66,342

Certain of the Company’s derivative trading agreements contain provisions requiring the Company to post collateral according to the Company’s long-term credit ratings. These terms are pursuant to bilateral agreements

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

with certain counterparties, and could require immediate payment or ongoing overnight collateralization on derivative instruments in net liability positions. As of June 30, 2011, the aggregate fair value of derivative agreements with credit-risk-related contingent features that were in a net liability position was $16,845, for which the Company has posted collateral of $29,296 in accordance with arrangements. If the Company’s long term credit rating had a one-notch or two-notch reduction as of June 30, 2011, the amount of additional collateral that could be called by counterparties for these derivative agreements would be approximately $5,060 for either reduction.

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

	June 30, 2011		March 31, 2011
	Receivables	Payables	Receivables	Payables
Securities failed to deliver/receive	$1,034,144	$1,218,161	$291,580	$466,481
Due from/to clearing brokers	952,431	28,864	1,065,362	4,144
Due from/to clearing organizations	1,591,852	93,893	908,605	120,043
Fees and commissions	498	68,134	708	69,557
Unsettled trades	929,849	280,727	1,823,641	431,921
Other	120,691	89,842	143,241	41,489

Total	$4,629,465	$1,779,621	$4,233,137	$1,133,635

Note 7: Receivables from and Payables to Customers

The balances of receivables from and payables to customers pertain primarily to margin and open contractual commitments related to customers’ futures, foreign currency forwards and securities transactions. Receivables from and payables to customers include gains and losses on open futures, options and forward contracts and amounts due on cash and margin transactions.

Securities owned by customers are held as collateral for receivables by the Company, and customer securities transactions are recorded on a trade date basis. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated balance sheets. The Company generally nets receivables and payables related to its customers’ futures, foreign currency forwards and

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

securities transactions on a counterparty basis pursuant to master netting or customer agreements. It is the Company’s policy to settle these transactions on a net basis with its counterparties. Receivables from customers, net of allowances, and payables to customers are as follows:

	June 30, 2011		March 31, 2011
	Receivables	Payables	Receivables	Payables
Futures transactions	$179,467	$12,476,101	$259,499	$12,283,617
Foreign currency and other OTC derivative transactions	19,864	653,195	26,163	691,585
Securities transactions	79,737	433,732	51,508	595,576
Other	40,242	4,080	52,374	6,419

Total	$319,310	$13,567,108	$389,544	$13,577,197

Note 8: Furniture, Equipment, and Leasehold Improvements

Furniture and equipment are stated at cost, net of accumulated depreciation and are depreciated over their estimated useful lives of 3 to 5 years on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the economic useful life of the improvement or the term of the related leases, which range from 2 to 10 years. The Company capitalizes the costs of software developed for internal use in accordance with ASC 350, Intangibles- Goodwill and Other. The software developed or obtained for internal use is amortized over its estimated useful life of 1 to 5 years on a straight-line basis.

The Company reviews the carrying value of its furniture, equipment, or leasehold improvements for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no impairment charges for furniture, equipment, and leasehold improvements recorded during the three months ended June 30, 2011 and 2010. A summary of furniture, equipment, and leasehold improvements is as follows:

	June 30, 2011	March 31, 2011
Leasehold improvements	$91,717	$84,118
Equipment	94,490	96,861
Furniture and fixtures	44,099	35,763
Computer software	84,432	77,224

Total cost	314,738	293,966
Less: Accumulated depreciation and amortization	163,002	155,573

Cost, net of accumulated depreciation and amortization	$151,736	$138,393

Note 9: Goodwill and Intangible Assets

There were no acquisitions during the three months ended June 30, 2011 or 2010.

During the three months ended June 30, 2011 earn-out payments of $694 were made relating to a prior acquisition, which were accounted for as additional purchase consideration. As of June 30, 2011, the Company had one remaining arrangement that could result in contingent, or “earn-out”, payments. These payments are based on earnings in future years, subject to maximum and minimum amounts. If the minimum earn-out is not reached at the end of 5 years (to fiscal 2012), the Company’s obligation to pay the earn-out can extend for up to 10 years (to fiscal 2017), subject to a remaining maximum of approximately $65,000.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

In performing Step 1 of the analysis, the Company compared its net book value to its estimated fair value. In determining the estimated fair value, the Company performed a discounted cash flow analysis using management’s current business plans, which factored in current market conditions including contract and product volumes and pricing as the basis for expected future cash flows for the first five years and a 1% growth rate for the cash flows thereafter. Management used a weighted average cost of capital (“WACC”) of 10.81% as its discount rate in this analysis. The WACC was derived from market participant data and estimates of the fair value and yield of the Company’s debt, preferred stock, and equity as of the testing date. The WACC represents the yield of the Company’s financial instruments as currently stated. A discounted cash flow model involves the subjective selection and interpretation of data inputs and, given market conditions at June 30, 2011, there was a limited amount of observable market data inputs available when determining the model.

Based on the results of Step 1 of the analysis, the Company determined its goodwill was impaired, as the fair value derived from the discounted cash flow model was less than the Company’s book value at June 30, 2011. Then, based on the results of Step 2 of the analysis, the Company determined that its market capitalization and the computed fair value from Step 1 of the analysis was less than the estimated fair value of the Company’s balance sheet and therefore recorded a charge of $694 in the three months ended June 30, 2011 to write-off the entire amount of the Company’s goodwill. As discussed, the Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

The summary of the Company’s goodwill is as follows:

Balance as of March 31, 2011	$—
Additions	694
Impairment	(694)

Balance as of June 30, 2011	$—

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

Intangible assets, subject to amortization as of June 30, 2011 and March 31, 2010 are as follows:

	June 30, 2011	March 31, 2011
Customer relationships
Gross carrying amount	$261,970	$261,970
Accumulated amortization	(222,889)	(220,214)

Net carrying amount	39,081	41,756

Technology assets
Gross carrying amount	32,114	32,114
Accumulated amortization	(32,114)	(32,114)

Net carrying amount	—	—

Trade names
Gross carrying amount	2,934	2,934
Accumulated amortization	(2,802)	(2,778)

Net carrying amount	132	156

Total	$39,213	$41,912

Intangible assets represent the identifiable intangible assets acquired in a business combination such as customer relationships, technology assets, and trade names. The Company amortizes finite-lived intangible assets over their estimated useful lives on a straight-line basis up to 4.5 years, unless the economic benefits of the intangible are otherwise impaired. Intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the table above, impairment is included in accumulated amortization; however there were no impairment charges recorded in the three months ended June 30, 2011.

The tables below present the amortization included in Depreciation and amortization for the three months ended June 30, 2011 and 2010, and the estimated future amortization through fiscal 2016 for intangible assets as of June 30, 2011.

	Three months ended June 30,
	2011	2010
Amortization expense	$2,586	$5,419

June 30, 2011
Estimated future amortization expense:
Remainder of 2012	$7,538
2013	10,397
2014	9,980
2015	6,735
2016	4,563

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

Note 10: Borrowings

Short term borrowings consist of the following:

	June 30, 2011	March 31, 2011
Liquidity facility	$342,000	$367,000
Bank overdrafts	24,088	15,961

Total	$366,088	$382,961

Long-term borrowings consist of:

	June 30, 2011	March 31, 2011
1.875% Convertible Notes due 2016	$232,763	$230,063
9.00% Convertible Notes due 2038	184,389	184,017

Total	$417,152	$414,080

MFGI Secured Facility

On June 29, 2011, the Company’s U.S. regulated broker-dealer subsidiary, MF Global Inc. (“MFGI”), entered into a $300,000 364-day secured revolving credit facility (the “MFGI secured facility”) with a syndicate of lenders. In connection with the execution of the MFGI secured facility, the Company paid a one-time fee to participating lenders of $1,145 recorded in Other assets which will be amortized over the life of the facility.

Under the MFGI secured facility, MFGI pays a commitment fee on the undrawn amount of 20 basis points per annum. Loans under the MFGI secured facility bear interest on the principal amount outstanding, at the option of MFGI, at either (i) the higher of (x) the average of the rates on the offered side of the federal funds market quoted by three interbank federal funds brokers and (y) the Eurodollar rate for a one-month interest period, each plus 1.25%, or (ii) a periodic fixed rate equal to the rate appearing on the Reuters Screen LIBOR01 for U.S. Dollars plus 1.25%. On all outstanding amounts, the MFGI secured facility is secured by eligible collateral owned by MFGI and is guaranteed by the Company and one of its financing subsidiaries. At June 30, 2011, there was no outstanding balance under the MFGI secured facility.

The borrowings, so long as the MFGI secured facility is in effect and there are loans outstanding under that facility, are subject to the terms and conditions set forth in the MFGI secured facility. The MFGI secured facility includes a covenant requiring MFGI’s consolidated tangible net worth at any time not to be less than $227,329.

At June 30, 2011, MFGI was in compliance with its covenants under the MFGI secured facility.

Liquidity Facility

At March 31, 2010, the Company had a $1,500,000 unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of lenders.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit the Company, in addition to certain of its subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are $1,200,875, all of which is available to the Company for borrowing until the Old Maturity Date (at which time, $511,250 will cease to be available for borrowing), and $689,625 of which is available for borrowing until the Extended Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to $145,600) will become due. Under the terms of the amended liquidity facility, the Company may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date and also for general corporate purposes.

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

The amended liquidity facility continues to provide that if (i) the Company fails to pay any amount when due under the facility, or to comply with its other requirements mentioned above, (ii) the Company fails to pay

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

any amount when due on other material debt (defined as $50,000 or more in principal) (iii) other material debt is accelerated in whole or in part by the lenders, or (iv) upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In May 2011, for purposes of prudent liquidity management, the Company borrowed $50,000 from the liquidity facility. In March 2011, also for purposes of prudent liquidity management, the Company borrowed $75,000 from the liquidity facility, which was subsequently repaid in April 2011. As of June 30 and March 31, 2011, $342,000 and $367,000, respectively, was outstanding under the liquidity facility with the remainder available to the Company. The Company has classified the $342,000 of outstanding borrowings at June 30, 2011 under the liquidity facility as short term debt. In connection with the Amendment, the Company paid a one-time fee to participating lenders of $6,818 recorded in Other assets which will be amortized over the life of the facility.

At June 30, 2011, the Company was in compliance with its covenants under the liquidity facility.

1.875% Convertible Senior Notes

The Company has outstanding $287,500 aggregate principal amount of its 1.875% Convertible Senior Notes due 2016 (the “1.875% Convertible Notes”). The 1.875% Convertible Notes bear interest at a rate of 1.875% per year, payable semi-annually in arrears on February 15 and August 1 of each year, beginning August 1, 2011. The 1.875% Convertible Notes mature on February 1, 2016. Holders may convert the 1.875% Convertible Notes at their option prior to August 1, 2015 upon the occurrence of certain events relating to the price of the Company’s Common Stock or various corporate events. On or after August 1, 2015, the holders may convert at the applicable conversion rate at any time prior to maturity. The initial conversion rate for the 1.875% Convertible Notes is 96.4716 shares of Common Stock per $1 principal amount of 1.875% Convertible Notes, equivalent to an initial conversion price of approximately $10.37 per share of Common Stock. The conversion rate will be subject to adjustment given certain events. The Company may not redeem the notes prior to maturity. The Company used $150,500 of the net proceeds from the offering to repay outstanding indebtedness under the liquidity facility.

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

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

In accordance with ASC 470, Debt, the Company has separately accounted for the liability and equity components of its convertible debt instruments. Amounts recorded for the convertible debt instruments are as follows:

	June 30, 2011		March 31, 2011
	9% Convertible Notes	1.875% Convertible Notes	9% Convertible Notes	1.875% Convertible Notes
Principal	$187,763	$287,500	$187,763	$287,500
Less: Debt discount	(3,374)	(54,737)	(3,746)	(57,437)

Net carrying amount	$184,389	$232,763	$184,017	$230,063

Equity component	$5,360	$58,861	$5,360	$58,861

The debt discount will be amortized through fiscal 2013 for the 9% Convertible Notes and through fiscal 2016 for the 1.875% Convertible Notes. The Company’s effective interest rates on the 9% Convertible Notes and 1.875% Convertible Notes are 10.0% and 6.8%, respectively. The aggregate interest expense associated with the semi-annual interest payment was $5,667 and $4,613 for the three months ended June 30, 2011 and 2010, respectively. The non-cash accretion of the debt discount was $3,071 and $367 for the three months ended June 30, 2011 and 2010, respectively.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

In view of the inherent unpredictability of outcomes in legal and regulatory matters, particularly where (1) the damages sought are unspecified or indeterminate, (2) the proceedings are in the early stages or (3) the matters involve unsettled questions of law, multiple parties or complex facts and circumstances, there is considerable uncertainty surrounding the timing or ultimate resolution of these matters, including a possible eventual loss, fine, penalty or business impact associated with each matter. In accordance with ASC 450, Contingencies, the Company accrues amounts for legal and regulatory matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. The actual results of resolving these matters may involve losses that are substantially higher than amounts accrued (and insurance coverage, if any).

Although the Company has made accruals for only some of the legal and regulatory matters, it believes that loss contingencies may, in the future, be reasonably possible for a number of these matters, including both matters for which no accruals have been made and matters for which they have. Under ASC 450, an event is “reasonably possible” if the chance of the event occurring is more than “remote” or “slight.” For matters as to which the Company believes a loss is reasonably possible and estimable, it currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $150,000 in the aggregate. This estimated range, however, is subject to the following considerations. For one of these matters, although the Company believes that losses are reasonably possible, it is currently unable to make a reasonable estimate of such losses. The Company discusses this matter below under “Description of Particular Matters—In re: Platinum and Palladium Commodities Litigation.”

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

For the matters that are covered by the estimated range, the range reflects the following amounts. For some of the covered matters, where the Company believes it is able to do so, the Company has estimated the losses

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

based on its current assessment of the particular facts and circumstances and legal issues relating to the matters as known and understood by the Company. For each of the remaining covered matters, however, the estimated range simply reflects the amount of compensatory damages claimed against the Company in the matter or, where such damages are not specified or the Company believes it is otherwise appropriate, the Company’s estimate of the value of the contract, account or transaction that is the subject of the matter. Although some of the covered matters include claims for punitive or statutory (e.g., treble) damages, the estimated range does not reflect any potential losses from claims of this kind because at this point the Company believes amounts are too remote or unpredictable. In addition, a number of covered matters involve claims or counterclaims relating to debit balances in customer accounts, in which the Company has asserted or intends to assert offsetting claims to recover the debits, and for matters of this kind the estimated range reflects only the net amount of the claims against the Company. Also, the estimated range does not reflect any potential losses from the matters described below in the Description of Particular Matters under the headings “Unauthorized Trading Incident of February 26/27 2008—Class Action Suits” (as to which the parties have agreed to a preliminary settlement, although the settlement remains subject to court approval and other conditions, and cannot be assured) and “Agape World” (which, as it relates to the Company, was dismissed by the lower court but remains subject to possible future appeal).

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

Description of Particular Matters

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of the Company’s U.S. operating subsidiary, MFGI, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141,045 on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141,045 shortfall (the “Dooley Trading Incident”). As a result of the Dooley Trading Incident:

•

Class Action Suits. The Company, Man Group plc (former shareholder and parent company), certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. The parties engaged in mediation and have agreed to a preliminary settlement, which is subject to various customary conditions, including confirmatory discovery, preliminary approval by the United States District Court for the Southern District of New York, notice to class members, class member opt-out thresholds, a final hearing, and final approval by the District Court. The settlement provides for a total payment of $90,000 to plaintiffs. Of this total payment, $2,500 is payable by the Company and has been accrued.

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

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. (“Optionable”) and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims based upon allegations that Optionable and MFGI provided BMO with price indications on natural gas option contracts that BMO allegedly believed were independent but the indications had been provided by BMO’s trader, David Lee, and were passed on to BMO, thereby enabling Lee substantially to overvalue BMO’s natural gas options book. BMO further alleges that MFGI and Saab aided and abetted Lee’s fraud and breach of his fiduciary duties by sending price indications to BMO. There are additional separate claims against other defendants. The Complaint seeks to hold all defendants jointly and severally liable. Although the Complaint does not specify an exact damage claim, BMO claims that the cash loss resulting from Lee’s fraudulent trading activity, which allegedly could have been prevented had BMO received “correct pricing information”, is in excess of $500,000. In addition, BMO claims that it would not have paid brokerage commissions to MFGI (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the overvaluation of its natural gas options book but for defendants’ alleged conduct. All defendants, including MFGI, made a motion to dismiss the complaint, which was denied by the court.

Amacker v. Renaissance Asset Management Fund et. al.

In December 2007, MFGI, along with four other futures commission merchants (“FCMs”), was named as a defendant in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The claimant alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37,600 in damages. This arbitration is scheduled for 2012.

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

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Plaintiffs allege that Trimble and Phidippides engaged in a Ponzi scheme and that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws. They are seeking damages in the amount of $20,000. MFGI made a motion to dismiss which was granted by the court. Plaintiffs appealed.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

The Court of Civil Appeals for the State of Oklahoma upheld MFGI’s dismissal. Plaintiffs filed a petition for certiorari with the Supreme Court of Oklahoma, which was denied. On July 15, 2011, plaintiffs filed a Third Amended Petition against MFGI and seek to assert or reassert claims against MFGI under the Oklahoma Securities Act and a new claim of common law negligence. It has reduced the damages claim to $7,000.

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

Marion Hecht as Receiver for Joseph Forte, L.P.

On December 21, 2010, Marion Hecht, as Receiver for Joseph Forte, L.P. (the “Partnership”), filed a complaint against MFGI in the United States District Court for the Eastern District of Pennsylvania that alleges one claim of negligence. Specifically, the complaint alleges that the Partnership had a trading account with MFGI and that MFGI violated its duties imposed by state law and under the Commodity Exchange Act by failing to recognize that the Partnership was not properly registered with the CFTC or the National Futures Association, or take reasonable action in response to a false claimed exemption, failing to require the Partnership to provide financial reports or other financial records, failing to make sufficient inquiries or take action regarding the registration when discrepancies in Partnership documents existed, failing to reasonably recognize or to take action upon the unusual activity in the Partnership account, and that MFGI’s conduct enabled the Partnership to operate a Ponzi scheme and cause damage to the investors. The Receiver claims MFGI caused losses in excess of $10,000. MFGI filed a motion to dismiss that was denied. MFGI has filed a motion for judgment on the pleadings.

In re: Agape World Inc. Bankruptcy

On January 28, 2011, Kenneth Silverman as Chapter 7 Trustee of Agape World, Inc. (a substantively consolidated bankruptcy estate of various Agape entities, collectively, “Agape”) filed a complaint against MFGI in the United States Bankruptcy Court, Eastern District of New York seeking to recover the transfers made by Agape to MFGI totaling $27,100 plus any fees earned in connection with the trades. Specifically, the Trustee alleges that the transfers and the fees received by MFGI are recoverable as fraudulent conveyances because MFGI allegedly received these funds not in good faith. The basis for the alleged bad faith is that MFGI failed to conduct sufficient diligence when opening the account, failed to respond to red flags about how account principal Nicholas Cosmo was using Agape’s funds and failed to provide proper oversight and monitoring which, if conducted, would have caused termination of the accounts and trading, and prevented losses to the investors.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

US Mortgage Corp et al. via Anthony Calascibetta as Liquidating Trustee

On February 22, 2011, Anthony Calascibetta, Liquidating Trustee for U.S. Mortgage Corp. and CU National Mortgage, LLC (“Debtors”) filed a complaint against MFGI in the United States Bankruptcy Court, District of New Jersey, seeking to avoid and recover transfers in the total amount of $4,800. Specifically, the complaint alleges the Debtors utilized MFGI in connection with the purchase and sale of securities, and that the sums expended for the securities are recoverable by the Liquidating Trustee as fraudulent transfers intended to hinder or defraud creditors of the Debtors, or under state law, and that MFGI intentionally disregarded unspecified facts that informed MFGI and its agents that the transfers in question were fraudulent and unauthorized. MFGI has filed a motion to dismiss. The Liquidating Trustee recently filed a motion to amend the complaint to seek recovery of an additional $1,600 in transfers.

German Introducing-Broker Litigation

In recent years, two of the Company’s subsidiaries have been named as defendants in numerous lawsuits filed in German federal courts by plaintiffs who had accounts introduced by German introducing brokers. Plaintiffs allege that the introducing brokers had contractual relationships with the two subsidiaries, and executed equity options and other derivatives transactions for them through the subsidiaries, and that the subsidiaries should be liable for certain alleged tortious acts of both the introducing brokers and the subsidiaries. Plaintiffs seek to recover investment losses, statutory interest, attorney’s fees and costs. The Company has not conducted retail business through German introducing firms since 2006. None of the damages claimed by any individual claimant is material, and to date many of the claims have been settled or adjudicated with minimal impact on the Company, however, the number of these lawsuits has increased in the past year. In addition, in 2010, the German Supreme Court ruled in favor of plaintiffs in a similar case against another firm and since that time the trend in cases involving the Company’s subsidiaries has increasingly been to find foreign clearing brokers liable for the alleged tortious conduct of local introducing brokers.

Other Matters

In addition to the matters described above, the Company and its subsidiaries currently are, and in the future may be, named as defendants or otherwise made parties to various legal actions and regulatory matters that arise in the ordinary course of business. Aside from the matters described above under “Description of Particular Matters” and those reflected in the estimated range of reasonably possible losses, the Company does not believe, on the basis of management’s current knowledge and assessments, that it is party to any pending or threatened legal or regulatory matters that, either individually or in the aggregate, after giving effect to applicable accruals and any insurance coverage, will have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation which would impose a 50% charge on certain discretionary bonus payments in excess of £25, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010 and during the year ended March 31, 2011, the Company paid approximately $3,000.

Guarantees

The Company is required to disclose representations and warranties which it enters into and which may provide general indemnifications to others. As of June 30, 2011 and 2010, the Company has guaranteed loans to

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

certain individuals for their purchase of exchange seats. In these arrangements, the Company can sell the exchange seats to cover amounts outstanding. As of June 30, 2011 and 2010 the Company has not recorded a guarantee liability, as the fair value of the exchange seats exceeds any potential loss on these loans.

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

As of June 30, 2011, the Company is contingently liable for guarantees of indebtedness owed by MFGI to a syndicate of lenders under the MFGI secured facility. The MFGI secured facility is secured by eligible collateral owned by MFGI. The Company’s obligation under the MFGI secured facility may exceed the amount of MFGI’s liability at any time. See Note 10 for further information.

Other Commitments

Certain clearing-houses, clearing banks, and clearing firms utilized by the Company are given a security interest in certain assets of the Company held by those clearing organizations. These assets may be applied to satisfy the obligations of the Company to the respective clearing organizations.

Lines of Credit

The Company has a $1,200,875 four-year unsecured committed revolving liquidity facility (of which $511,250 will mature in 2012) and a $300,000 364-day secured revolving facility through MFGI. See Note 10 for further information. The Company also has uncommitted credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day-to-day basis for the Company’s clients, as well as provide evidence, as required, of liquidity to the exchanges on which it conducts business. As of June 30 and March 31, 2011, the Company had $5,900 and $0 of issued letters of credit, respectively.

Note 12: Convertible Preferred Stock

Non-Cumulative Convertible Preferred Stock, Series B

In June 2008, the Company completed the issuance and sale of $150,000 in aggregate liquidation preference of its 9.75% Non- Cumulative Convertible Preferred Stock, Series B (the “Series B Preferred Stock”). The Company pays dividends on the Series B Preferred Stock, when, as and if declared by its board of directors, quarterly in arrears at a rate of 9.75% per year, payable on February 15, May 15, August 15 and November 15. Dividends on the Series B Preferred Stock are not cumulative and may be paid in cash, common stock or both.

The Series B Preferred Stock is convertible, at the holder’s option, at any time, initially into 9.5694 shares of common stock based on an initial conversion price of approximately $10.45 per share, subject to specified

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

As of June 30, 2011, 403,550 shares of Series B Preferred Stock remain outstanding. The terms and conditions of the Series B Preferred Stock remain unchanged.

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

(Unaudited)

(Dollars in thousands, except per share and share amounts)

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

On April 29, 2011, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4,022 and $983, respectively. These dividends had a record date of May 1, 2011 and were paid on May 13, 2011.

Note 13: Stock-Based Compensation Plans

The Company established the 2007 Long-term Incentive Plan (“LTIP”) which provides for equity compensation awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, cash-based awards and other awards to eligible employees, consultants, directors, and other individuals who provide services to the Company, each as determined by the Compensation Committee of the Board of Directors. As of June 30, 2011, the LTIP provides for the issuance of up to 32,723,295 shares.

The Company issued restricted stock units, stock options, and restricted stock under the LTIP. Generally, the majority of stock options vest in equal installments over three years, and vested awards can be exercised, subject to continued employment, within seven years from the date of grant. Stock options have an exercise price, equal to the price per share of common stock at the grant date. Restricted stock units generally vest ratably or in full after three years, subject to continued employment or meeting certain retirement eligibility criteria. Certain restricted stock units and restricted stock issued at the Company’s initial public offering (“IPO”) are defined as non-recurring IPO awards and are presented in Employee compensation related to non-recurring IPO awards within the consolidated statement of operations.

Compensation expense for the stock-based compensation plans has been measured in accordance with ASC 718, Compensation- Stock Compensation. For the three months ended June 30, 2011 and 2010, compensation costs include the following related to the Company’s stock-based compensation arrangements:

	Three months ended June 30,
	2011	2010
Compensation costs
Employee compensation and benefits (excluding IPO awards)	$10,053	$9,527
Employee compensation related to non-recurring IPO awards	—	8,595

Total	$10,053	$18,122

Income tax benefits	$3,282	$5,662

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

The Company has no pool of windfall tax benefits. The Company records deferred taxes on its consolidated balance sheets related to stock compensation awards. Due to declines in the Company’s stock price, these may not equal the tax benefit ultimately realized at the date of delivery of these awards, as the deferred tax assets are based on the stock awards’ grant date fair value and any shortfall will result in a charge to the consolidated statement of operations in Provision for income taxes. A shortfall of $1,165 was recorded as tax expense in the three months ended June 30, 2011.

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

	Three months ended June 30,
	2011	2010
Expected volatility	45.9%	49.0%
Risk free interest rate	2.1%	2.9%
Expected dividend yield	0%	0%
Expected term	5.5 years	5.5 years

The following tables summarize activity for the Company’s plans for the three months ended June 30, 2011:

	Options	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock options outstanding at April 1, 2011	11,310,139	$14.43
Granted	2,600,000	7.68
Exercised	(6,759)	5.92
Forfeited and cancelled	(1,704,259)	6.21

Stock options outstanding as of June 30, 2011	12,199,121	13.56	6.2	3,523
Stock options fully vested and expected to vest as of June 30, 2011	11,733,676	13.81	6.2	3,294
Stock options exercisable at June 30, 2011	7,308,633	$17.68	5.4	$1,371

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

During the three months ended June 30, 2010, 2,514,797 options were granted and 610,466 options were forfeited or cancelled. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2011 and 2010 was $3.24 and $4.44, respectively. The total cash received from options exercised during the three months ended June 30, 2011 was $40 and there were no tax benefits realized from these exercises. The total intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $10 and $294, respectively.

	Restricted Stock Units
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2011	10,871,144	$7.81
Granted	3,663,563	7.45
Vested	(1,789,276)	8.21
Forfeited	(42,401)	7.88

Nonvested as of June 30, 2011	12,703,030	$7.65
Total unrecognized compensation expense remaining	$70,592
Weighted-average years expected to be recognized over	2.3

During the three months ended June 30, 2010, 4,555,118 restricted stock units were granted, with a weighted average grant date fair value of $7.92, and 539,932 restricted stock units were forfeited. During the three months ended June 30, 2010, 459,704 shares of stock were issued from the vesting of restricted stock units. The total fair value of restricted stock units vested during the three months ended June 30, 2011 and 2010 was $14,690 and $4,643, respectively.

	Restricted Stock
	Awards	Weighted-Average Grant Date Fair Value (per award)
Nonvested as of April 1, 2011	41,550	$7.22
Vested	(41,550)	7.22

Nonvested as of June 30, 2011	—	$—
Total unrecognized compensation expense remaining	$—
Weighted-average years expected to be recognized over	—

During the three months ended June 30, 2010, no shares of restricted stock were granted or forfeited. During the three months ended June 30, 2010, 19,280 shares of restricted stock vested. The total fair value of restricted stock vested during the three months ended June 30, 2011 and 2010 was $150 and $127, respectively.

The Company has employee stock purchase plans in the U.S. and U.K. to provide employees with an opportunity to purchase shares from the Company at a discount and to pay for these purchases through payroll deductions. In the U.S., participants can withhold 1-15% of their eligible compensation; however, no participant can purchase more than 500 shares or total shares exceeding $8 in fair market value. During the three months ended June 30, 2011 and 2010, no shares were issued from this plan. In the U.K., participants can withhold up to £0.25 per month over 3 to 5 years to purchase shares at a 20% discount from the price on the date of grant. During the three months ended June 30, 2011 and 2010 no shares were issued from this plan. These plans are accounted for as compensatory under ASC 718.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

Note 14: Income Taxes

Effective Income Tax Rate

The effective income tax rate for the three months ended June 30, 2011 and 2010 was approximately 27.6% and 49.1%, respectively. The change in the Company’s effective tax rate for the three months ended June 30, 2011 reflects (i) decreased gross unrecognized tax benefits as a result of decisions in certain tax cases being resolved favorably, (ii) the impact of the Company’s share price on the value of vested equity compensation and, (iii) changes in the relative percentage of expected profits and losses being earned in higher-tax jurisdictions. The Company’s annual effective tax rate on ordinary operations (excluding discrete items) for the three months ended June 30, 2011, was approximately 37.0% compared to 33.1% for the three months ended June 30, 2010.

Realization of deferred tax assets is dependent upon multiple variables including available loss carrybacks, future taxable income projections, the reversal of current temporary differences, and tax planning strategies. U.S. GAAP requires that the Company continually assess the need for a valuation allowance against all or a portion of its deferred tax assets. While the Company was profitable for the quarter ended June 30, 2011, the Company was nonetheless in a three-year cumulative pre-tax loss position as of June 30, 2011 in many jurisdictions in which it does business. A cumulative loss position is considered negative evidence in assessing the realization of deferred tax assets. The Company has concluded that the weight given to this negative evidence is diminished due to significant non-recurring loss and expense items recognized during the three prior years, including IPO-related costs, asset impairments and costs related to exiting unprofitable business lines. The Company has also concluded that there is sufficient positive evidence to overcome this negative evidence. The positive evidence includes three means by which the Company is able to fully realize its deferred tax assets. First is the reversal of existing taxable temporary differences. Second, the Company is forecasting sufficient taxable income in the carry forward period. The Company believes that future projections of income can be relied upon because the income expected is based on key drivers of profitability that it began to see evidence of in fiscal 2011. Most notable in this regard are plans and assumptions relating to the significant changes to the Company’s compensation structure implemented in fiscal 2011, increased trading volumes, and other macro-economic conditions. Third, in certain of its key operating jurisdictions, the Company has sufficient tax planning strategies, which should permit realization of its deferred tax assets. Management believes these strategies are both prudent and feasible. The amount of the deferred tax assets considered realizable, however, could be significantly reduced in the near term if the Company’s actual results are significantly less than forecast. If this were to occur, it is likely that the Company would record a material increase in its valuation allowance. Loss carryforwards giving rise to a portion of the overall net deferred tax asset either do not expire or expire no earlier than fiscal 2031.

Uncertain Tax Positions

As of March 31, 2011, the Company had total unrecognized tax benefits of $22,809. For the three months ended June 30, 2011, the Company had decreased its gross unrecognized tax benefits by $4,146 as a result of decisions in certain tax cases being resolved favorably. The Company increased its gross unrecognized benefits by $1,016. The Company had approximately $6,311 accrued for the estimated interest and penalties on previously recorded unrecognized tax benefits at June 30, 2011.

The amount of gross unrecognized tax benefits that would, if recognized, affect the Company’s effective income tax rate in future periods equals $18,801. It is expected that unrecognized tax benefits will decrease in the next twelve months by an immaterial amount as a result of expiring statutes of limitations or settlements. The Company does not expect this change to have a significant impact on the results of operations or financial position of the Company.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

Note 15: Earnings per Share

The Company computes earnings per share in accordance with the applicable accounting standards, which discuss the accounting for earnings per share and participating securities and the two-class method. The Company’s Series A Preferred Stock is classified as a participating security whereby the holder participates in undistributed earnings with common shareholders.

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

The Company uses the treasury stock method to reflect the potentially dilutive effect of the unvested stock awards, 1.875% Convertible Notes, and purchased calls and sold warrants related to the 1.875% Convertible Notes. With regards to the unvested stock awards, the assumed proceeds from the assumed vesting and delivery were calculated as the sum of (a) the amount of compensation cost attributed to future services and not yet recognized as of June 30, 2011 and (b) the amount of tax benefit, if any, that was credited to additional paid-in capital assuming vesting and delivery of the restricted stock less proceeds received (in the case of stock options). With regards to the 1.875% Convertible Notes, there is no impact to Diluted EPS until the Company’s stock price exceeds the contractual conversion price of the 1.875% Convertible Notes, which is $10.37. At that time, the denominator would be adjusted to include only the incremental shares required to settle the excess value over par of the convertible notes upon conversion. While the purchased calls are designed to economically offset the dilutive effect of the 1.875% Convertible Notes, under U.S. GAAP, the anti-dilutive effect of the purchased calls cannot be reflected in the Diluted EPS until the instrument is settled. For the sold warrants, there is a dilutive impact once the Company’s stock price exceeds the strike price of $14.23 which is measured under the treasury stock method assuming the proceeds from exercised warrants are used to repurchase outstanding shares. At June 30, 2011 since the average Common Stock price did not exceed the conversion or strike price, there were no incremental shares included in the denominator.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

The computation of earnings per share is as follows:

	Three months ended June 30,
	2011	2010
Basic and diluted earnings per share:
Numerator:
Net income attributable to MF Global Holdings Ltd.	$13,309	$8,821
Less: Dividends declared for Series A Preferred Stock	(4,022)	(4,022)
Cumulative and participating dividends	(630)	(360)
Dividends declared on Series B Preferred Stock	(983)	(3,656)

Net income applicable to common shareholders	$7,674	$783

Denominator:
Basic weighted average shares of common stock outstanding	164,272,690	130,196,655

Diluted weighted average shares of common stock outstanding	164,293,357	133,999,818

Basic and Diluted earnings per share	$0.05	$0.01

In calculating diluted earnings per share for the three months ended June 30, 2011 and 2010, 20,667 and 3,803,163, respectively, of outstanding stock awards are dilutive, while the impact of certain other outstanding stock awards, 9% Convertible Notes, 1.875% Convertible Notes, and Series A and Series B Preferred Stock are anti-dilutive. The 9% Convertible Notes, 1.875% Convertible Notes and Series A and Series B Preferred Stock are weighted based on the amount outstanding during the respective period presented. The following table presents the potential stock excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive:

	Three months ended June 30,
	2011	2010
Restricted stock units and restricted stock	12,663,792	8,330,666
Stock options	12,199,121	8,960,499
1.875% Convertible Notes	27,735,585	—
9.0% Convertible Notes	17,967,751	19,617,225
Series B Preferred Stock	3,861,722	14,354,067
Series A Preferred Stock	12,000,000	12,000,000

Total	86,427,971	63,262,457

Note 16: Segment and Geographic Information

At June 30, 2011, the Company has one reportable business segment, as defined by the accounting standard for disclosures about segments of an enterprise and related information. This standard requires a public enterprise to report financial information on a basis consistent with that used by management to allocate resources and assess performance. The Company is operated and managed by its chief operating decision maker on an integrated basis as a single operating segment. The Company does not manage its business by services or product

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

lines, market types, geographic regions, client segments or any other exclusive category. As management continues to implement its strategy to reorganize the Company’s business model it may change its reporting and disclosures in the future to reflect any changes to the segmentation of its business.

Each region’s contribution to the consolidated amount is as follows:

	Three months ended June 30,
	2011	2010
Revenues, net of interest and transaction-based expenses:
North America	$122,162	$145,212
Europe	160,321	102,613
Rest of World	32,035	41,610

Total	$314,518	$289,435

Revenues, net of interest and transaction-based expenses are attributed to geographic areas based on the location of the relevant legal entities. Rest of world comprises primarily the Asia/Pacific region. Revenues, net of interest and transaction-based expenses by product have not been provided as this information is impracticable to obtain.

Note 17: Regulatory Requirements

The Company conducts its securities and commodities businesses though several regulated subsidiary entities around the world which are subject to the rules and regulations of the applicable local supervisory authorities and principal exchanges of which they are members. These supervisory authorities and exchanges each have defined capital requirements which the respective subsidiaries of the Company are subject to. The two principal subsidiary entities of the Company conducting such business are MFGI in the U.S. and MF Global UK Limited (“MGFUKL”) in the U.K. MFGI, a futures commission merchant and securities broker-dealer, is required to maintain minimum net capital equal to the greater of the amount required by the SEC or CFTC, as defined. At June 30, 2011, MFGI had net capital, as defined, of $570,931, net capital requirements of $399,976, and excess net capital of $170,955.

MFGI is subject to certain notifications and other provisions of the net capital rules of the SEC regarding advances to affiliates, repayments of subordinated liabilities, dividend payments and other equity withdrawals. At June 30, 2011, MFGI was in compliance with all of these provisions.

In accordance with the rules of the FSA in the U.K., the Company’s FSA-regulated subsidiary, MFGUKL, must comply with the financial resources requirements of the European Union’s Capital Requirements Directive. The capital held is intended to absorb unexpected losses and a minimum requirement is calculated in accordance with a standard regulatory formula that addresses the exposure to counterparty credit risk, position/market risk, foreign exchange risk, operational risk and concentration risk. Counterparty risk is calculated as a percentage of unpaid customer margin for exchange traded business and an exposure calculation for off-exchange business. Position risk is calculated by applying percentages to positions based on the underlying instrument and maturity. However, for the purposes of prudential supervision, the Company as a consolidated group, is not subject to the consolidated regulatory capital requirements of the European Union’s Capital Requirements Directive.

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

At June 30, 2011, MFGUKL had financial resources in total, as defined, of $622,110, resource requirements of $438,426, and excess financial resources of $183,684. Regulators may, in addition to setting minimum capital requirements, require that regulated firms hold capital over the minimum amounts as early warning levels to address potential risk which may crystallize in periods of market stress.

The Company’s other regulated subsidiaries are also subject to the respective requirements of other regulatory bodies and exchanges of which they are members in other international locations in which they conduct business. The Company’s other regulated subsidiaries were in compliance with all of the respective capital requirements at June 30, 2011 and 2010.

Note 18: Subsequent Events

Dividends

On July 26, 2011, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in an aggregate amount of $4,022 and $983, respectively. These dividends have a record date of August 2, 2011 and payment date of August 15, 2011.

3.375% Convertible Senior Notes

On August 2, 2011, the Company completed an offering of $325,000 aggregate principal amount of its 3.375% Convertible Senior Notes due 2018 (the “3.375% Convertible Notes”). The Company also granted to its underwriters, at pricing, a 30-day option to purchase an additional $45,000 principal amount of the 3.375% Convertible Notes. This additional purchase option will carry the same terms as the original offering. The 3.375% Convertible Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2012 and mature on August 1, 2018. Holders may convert the 3.375% Convertible Notes at their option prior to February 1, 2018 upon the occurrence of certain events relating to the price of the Company’s Common Stock or various corporate events. On or after February 1, 2018, the holders may convert at the applicable conversion rate at any time prior to the second scheduled trading day prior to maturity. The initial conversion rate for the 3.375% Convertible Notes is 101.0331 shares of Common Stock per $1 principal amount of 3.375% Convertible Notes, equivalent to an initial conversion price of approximately $9.90 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. The Company may not redeem the notes prior to maturity. The Company used $25,162 proceeds from the offering to fund the cost of entering into the convertible note hedge and warrant transactions described below. The Company also used approximately $130,620 from the offering to repurchase a portion of its outstanding 9% Convertible Notes in privately-negotiated transactions, and to pay all related fees and expenses. The Company expects to use any remaining net proceeds from the offering for general corporate purposes including, without limitation, the repayment of a portion of its liquidity facility.

In connection with the issuance of the 3.375% Convertible Notes the Company also entered into privately negotiated convertible bond hedge and warrant transactions. The convertible bond hedge transactions cover, subject to anti-dilution adjustments, approximately 32,835,758 shares of the Company’s Common Stock, which is the same number of shares initially issuable upon conversion of the 3.375% Convertible Notes, and are expected to reduce the potential dilution with respect to the Common Stock and/or reduce the Company’s exposure to potential cash payments that may be required to be made by the Company upon conversion of the 3.375% Convertible Notes. The warrant transactions cover the same initial number of shares of Common Stock, subject to anti-dilution adjustments with each of the counterparties. The warrants have an initial strike price equal

MF GLOBAL HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share and share amounts)

to $13.0725, or 75% above the closing price of the Common Stock on the New York Stock Exchange on July 28, 2011. The Company may, subject to certain conditions, settle the warrants in cash or on a net-share basis. The warrant transactions could have a dilutive effect with respect to the Common Stock or, if the Company so elects, obligate the Company to make cash payments or issue additional shares of Common Stock to the extent that the market price per share of Common Stock exceeds the applicable strike price of the warrant transactions on or before any expiration date of the warrants.

The Company used approximately $25,162 of the net proceeds from the offering of the 3.375% Convertible Notes to pay the purchase price of the convertible bond hedges. Such cost was partially offset by the aggregate proceeds of approximately $60,574 to the Company from the sale of the warrants, with the net cost to be recorded in Equity on the consolidated balance sheet. The convertible bond hedge transactions and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, are not part of the terms of the 3.375% Convertible Notes, and will not change any holders’ rights under the 3.375% Convertible Notes. Holders of the 3.375% Convertible Notes will not have any rights with respect to the convertible bond hedge transactions or warrant transactions.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on the Company’s present beliefs and assumptions and on information currently available to the Company. You can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “targets”, “goal”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue”, or the negative of these terms or other comparable terminology. These statements relate to future events or the Company’s future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. There are important factors that could cause the Company’s actual results, levels of activity, performance or achievements to differ materially from the results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company cautions you not to place undue reliance on these forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

•	expectations regarding the business environment in which the Company operates and the trends in its industry such as changes in trading volumes and interest rates;

•	its liquidity requirements and its ability to obtain access to necessary liquidity;

•	its ability to execute its business strategy and strategic plan;

•	its planned transition of its business from a broker into a commodities and capital markets focused investment bank;

•	fluctuations in interest rates and currency exchange rates and their possible effects on its business;

•	its ability to continue to provide value-added brokerage services;

•	its ability to maintain trading volumes and market share;

•	its ability to continue to diversify its service offerings;

•	its ability to pursue opportunities to improve operating margins or profitability;

•	its ability to expand its business in existing or new geographic regions;

•	its ability to continue to expand its business through acquisitions or organic growth;

•	the effects of pricing and other competitive pressures on its business as well as its perceptions regarding its business’ competitive position;

•	its accuracy regarding its expectations of its revenues and various costs and of expected cost savings;

•	exposure to client and counterparty default risks as well as the effectiveness of its risk management;

•	exposure to market issuer default and other risks from its principal transactions;

•	its exposures to credit, counterparty, and concentration risk;

•	its ability to maintain its credit rating and the effects that changes to its credit ratings would have on its business and operations;

•	its ability to retain existing clients and attract new ones;

•	its ability to retain its management team and other key employees;

•	the likelihood of success in, and the impact of, litigation or other legal or regulatory challenges involving its business;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	changes in exchange membership requirements;

•	changes in its taxes and tax rate;

•	its ability to maintain its existing technology systems and to keep pace with technological developments; and

•	the effects of financial reform legislation and related rule making of regulatory agencies.

The Company cautions that you should not place undue reliance on any of its forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for the Company to predict those events or how they may affect the Company. Except as required by law, the Company has no duty to, and does not intend to, update or revise the forward-looking statements in this report after the date of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand MF Global Holdings Ltd. and its consolidated subsidiaries (the “Company”, “its” or “itself”). The Company’s MD&A should be read in conjunction with its unaudited consolidated financial statements and the accompanying notes, included elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

The Company is one of the world’s leading brokers in markets for commodities and listed derivatives. The Company provides access to more than 70 exchanges globally and is a leader by volume on many of the world’s largest derivatives exchanges. The Company is also an active broker-dealer in markets for commodities, fixed income securities, equities, and foreign exchange. The Company is one of 20 primary dealers authorized to trade U.S. government securities with the Federal Reserve Bank of New York. In addition to executing client transactions, the Company provides research and market commentary to help clients make trading decisions as well as clearing and settlement services. The Company is also active in providing client financing and securities lending services.

The Company is headquartered in the United States, and has operations globally, including in the United Kingdom, Australia, Singapore, India, Canada, Hong Kong and Japan, as well as other countries. The Company’s diversified global client base includes a wide range of institutional asset managers and hedge funds, professional traders, corporations, sovereign entities, and financial institutions. The Company also offers a range of services for individual traders and introducing brokers.

The Company has organized its business on a global basis to offer clients an extensive array of products across a broad range of markets and geographies. The Company seeks to tailor its offerings from market to market to meet the demands of its clients by providing the most compelling products and services possible, while remaining within the regulations of a particular jurisdiction. The Company executes transactions for a large and diverse group of institutional and retail clients, including broker-dealers and other financial institutions, corporations, hedge funds and other asset managers, government entities and sovereign institutions, and professional traders, and it also provides a number of prime services, including clearing, settlement and portfolio reporting and record-keeping services. The Company provides its execution services for five broad categories of products, consisting of commodities, equities, fixed income, foreign exchange, and listed futures and options. The Company also provides financing and securities lending services and other prime services to select clients, including a number of other broker-dealers. The Company operates and manages its business as a single operating segment. The Company does not manage its business by services or product lines, market types, geographic regions, client segments or any other exclusive category. As management continues to implement its strategy to reorganize the Company’s business model into the four lines of business discussed below, the Company may change its reporting and disclosures in the future to reflect any changes to its business.

As discussed below under “—Significant Business Developments—The Company’s Strategic Plan,” the Company began, in fiscal 2011, the process of transforming into a commodities and capital markets—focused investment bank. As part of this change, the Company anticipates that principal transactions revenue both from revenue generated as part of its developing market making and client facilitation business, as well as revenue generated from proprietary activities will increase, both in absolute size and as a percentage of its total revenue. The Company’s strategic plan and, in particular, the increasing amount of the principal transactions activities the Company engages in—both as to market making and client facilitation as well as proprietary activities—will change the level of market risk to which the Company is exposed. See “Item 1A. Risk Factors,” in the Annual Report on Form 10-K and “—Liquidity and Capital Resources,” and “Item 3. Qualitative and Quantitative Disclosures about Market Risk—Market Risk” for further information.

The Company derives revenues from three main sources: (i) commissions generated from execution and clearing services; (ii) principal transactions revenue, generated both from client facilitation and proprietary activities, and (iii) net interest income from cash balances in client accounts maintained to meet margin requirements as well as interest related to its collateralized financing arrangements and principal transactions activities.

The total volume of exchange-traded futures and options the Company executed and/or cleared increased 9.6% to 575.1 million contracts in the three months ended June 30, 2011 from 524.7 million contracts in the three months ended June 30, 2010. This is as a result of improved global market conditions and increased client activity driven by the volatility in the currency and commodities markets and uncertainty in global markets specifically Europe and Japan. In addition, because the Company has been focused on increasing the size of its clearing business, its mix of trading volume has continued to be weighted more towards clearing transactions. For a discussion of the manner in which the Company calculates its volumes, see “—Factors Affecting the Company’s Results—Trading Volumes and Volatility”.

Significant Business Developments

3.375% Convertible Senior Notes

On August 2, 2011, the Company completed an offering of $325.0 million aggregate principal amount of its 3.375% Convertible Senior Notes due 2018 (the “3.375% Convertible Notes”). The Company also granted to its underwriters, at pricing, a 30-day option to purchase an additional $45.0 million principal amount of the 3.375% Convertible Notes. This additional purchase option will carry the same terms as the original offering. The 3.375% Convertible Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2012 and mature on August 1, 2018. Holders may convert the 3.375% Convertible Notes at their option prior to February 1, 2018 upon the occurrence of certain events relating to the price of the Company’s Common Stock or various corporate events. On or after February 1, 2018, the holders may convert at the applicable conversion rate at any time prior to the second scheduled trading day prior to maturity. The initial conversion rate for the 3.375% Convertible Notes is 101.0331 shares of Common Stock per one thousand principal amount of 3.375% Convertible Notes, equivalent to an initial conversion price of approximately $9.90 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. The Company may not redeem the notes prior to maturity. The Company used $25.2 million proceeds from the offering to fund the cost of entering into the convertible note hedge and warrant transactions described below. The Company also used approximately $130.6 million from the offering to repurchase a portion of its outstanding 9% Convertible Notes in privately-negotiated transactions, and to pay all related fees and expenses. The Company expects to use any remaining net proceeds from the offering for general corporate purposes including, without limitation, the repayment of a portion of its liquidity facility.

In connection with the issuance of the 3.375% Convertible Notes the Company also entered into privately negotiated convertible bond hedge and warrant transactions. The convertible bond hedge transactions cover, subject to anti-dilution adjustments, approximately 32,835,758 shares of the Company’s Common Stock, which is the same number of shares initially issuable upon conversion of the 3.375% Convertible Notes, and are expected to reduce the potential dilution with respect to the Common Stock and/or reduce the Company’s exposure to potential cash payments that may be required to be made by the Company upon conversion of the 3.375% Convertible Notes. The warrant transactions cover the same initial number of shares of Common Stock, subject to anti-dilution adjustments with each of the counterparties. The warrants have an initial strike price equal to $13.0725, or 75% above the closing price of the Common Stock on the New York Stock Exchange on July 28, 2011. The Company may, subject to certain conditions, settle the warrants in cash or on a net-share basis. The warrant transactions could have a dilutive effect with respect to the Common Stock or, if the Company so elects, obligate the Company to make cash payments or issue additional shares of Common Stock to the extent that the market price per share of Common Stock exceeds the applicable strike price of the warrant transactions on or before any expiration date of the warrants.

The Company used approximately $25.2 million of the net proceeds from the offering of the 3.375% Convertible Notes to pay the purchase price of the convertible bond hedges. Such cost was partially offset by the aggregate proceeds of approximately $60.6 million to the Company from the sale of the warrants, with the net cost to be recorded in Equity on the consolidated balance sheet. The convertible bond hedge transactions and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, are not part of the terms of the 3.375% Convertible Notes, and will not change any holders’ rights under the 3.375% Convertible Notes. Holders of the 3.375% Convertible Notes will not have any rights with respect to the convertible bond hedge transactions or warrant transactions.

The Company’s Strategic Plan

In fiscal 2011, senior management introduced and began implementing a new strategic direction for the Company. Under its new strategic plan, the Company intends to transform its business from a broker to a commodities and capital markets focused investment bank during the next three to five years.

The Company has assessed the opportunities in the marketplace and is reshaping itself to take advantage of several trends in the market for financial services. For example, the financial services industry continues to consolidate and the largest global investment banks and brokerage firms have increased their scale of operations, while at the same time new and proposed regulations and other trends have forced global banks to de-leverage and reduce risks on their balance sheets. The Company believes that one result of these developments is that large investment banks have focused their attention, energy and capital on their largest clients, creating opportunities for the Company to service smaller and mid-sized clients that are currently overlooked by larger firms.

The Company’s strategic plan is designed to leverage its strengths, including its heritage and expertise in commodities trading and its broad global footprint. The Company’s plan includes reorganizing its business into the following four categories in the short to medium term:

Capital Markets

The Company provides institutional clients with access to, liquidity in, and insight into commodities, equities, fixed income and foreign exchange, as well as futures and options markets. The Company will build on its strong position in the brokerage business by deepening its involvement in certain markets, by extending its involvement as a principal on a proprietary basis as well as to facilitate more of its client’s transactions and widening its range of services. Although the Company historically has frequently taken a principal position to facilitate clients complete trades and began to increasingly trade for its own account since fiscal 2011, the Company intends to expand its role in market making and principal trading, and to use its capital to trade on a proprietary basis. In fiscal 2011 the Company established a principal strategies group and expanded its principal trading activities. Over the longer term, the Company intends to complement this expanded role in principal trading by participating in other elements of traditional investment banking, including underwriting new issues of securities, structuring trades and providing advisory services to issuers, with a continuing focus on the commodities and natural resources markets.

Retail Services

The Company has developed a substantial retail business, built through the acquisition and development of retail businesses in various markets, and which offer assorted products under several brand names. The Company has now initiated the process of transforming these activities into a consolidated, centrally managed, global business operating under a unified global brand. The Company will continue to focus on high net worth individuals, self-directed traders, individual traders seeking broker assistance and introducing brokers. The Company plans to develop an integrated platform on which clients can pursue their trading and investing objectives in a broad range of markets, instruments and currencies through an efficient, single point of access. The Company believes that delivering a unified global platform, broad product offerings and worldwide market connectivity will differentiate the Company from many of its competitors in the retail space.

Prime Services

The Company intends to undertake a substantial realignment of its clearing and financing activities to further diversify the Company’s revenue streams. In this area, the Company intends to consolidate its management focus to take advantage of its scalable infrastructure to deliver solutions to clients. The Company believes that clearing services are increasingly attractive to a substantial number of clients underserved by large global banks and firms that would prefer to outsource these activities rather than make the extensive capital investments required to self-clear. As financial services regulatory reform places increased emphasis on centralized clearing, the Company believes that it has the capabilities to meet expanding demand for global clearing expertise. Furthermore, the Company believes that it is well positioned to grow its clearing services activities, given its global footprint on more than 70 exchanges around the world and its extensive experience providing clearing solutions to clients in a variety of asset classes.

Asset Management

In the future, the Company intends to diversify its revenue base and generate fee income by providing clients with access to managed products through an asset management business. The Company intends to examine strategic opportunities to develop an asset management capability that leverages its core competencies in commodities trading. There has been growing investor interest in alternative investment vehicles, and the Company believes this area represents an important opportunity for itself. Over time, the Company intends to leverage its skills and its brand to build a family of alternative investment vehicles.

Restructuring

During the first quarter of fiscal 2011, the Company completed a critical assessment of its cost base, including reviews of its compensation structure and non-compensation expenses and as a result of this evaluation, the Company reduced its workforce by 12%. In addition, in the fourth quarter of fiscal 2011, management announced a new strategic business model which required the realignment of existing resources, and as a result the Company further reduced its headcount by 6%. As a result of these plans, the Company recorded restructuring charges of $2.1 million and $9.9 million during the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 these charges, related to the office closures in the fourth quarter of fiscal 2011, include $1.9 million for severance and other employee compensation costs and $0.2 million for contract termination costs related to office closures. The employee terminations occurred mainly in North America and Europe. During the first quarter of fiscal 2012, the Company paid approximately $4.7 million in restructuring costs and has a remaining accrual of $0.3 million as of June 30, 2011, substantially all of which will be paid out within one year. Although the Company has reduced headcount overall, it has also strategically hired personnel to complete the implementation of its new business model.

As management continues to implement the Company’s strategic plan, management will continue to evaluate the Company’s businesses, global footprint and the resources the Company allocates versus the returns it generates on these resources. In connection with the implementation of its strategic plan, and as a result of management’s continuing evaluation of the Company’s businesses, management currently expects to incur future additional restructuring charges of between $15.0 million to $30.0 million in the second fiscal quarter, although no assurance can be made that all of these charges will take place this quarter nor that these charges will be within management’s estimated range. The estimate of the size of future additional restructuring charges in the second quarter takes into account many factors that cannot be easily quantified, including the length of time it will take to effect the actions that will ultimately require a restructuring charge and the likely response of third parties to the Company’s actions.

Factors Affecting the Company’s Results

The global business environment directly affects the Company’s results of operations. The Company’s results of operations have been and will continue to be affected by many factors, including economic, political and market conditions, broad trends in the brokerage and finance industry, changes in the level of trading activity in the broader marketplace, price levels and price volatility in the derivatives, interest rate, equity, foreign exchange and commodity markets, legislative and regulatory changes and competition, among other factors. Specifically, the Company’s business has been impacted by turmoil in global markets during fiscal 2010 and improvement in certain financial markets during fiscal 2011, although these improvements have not continued into the first quarter of fiscal 2012. Financial markets have experienced elevated levels of volatility due to concerns about the outlook for global growth, the solvency of certain European sovereign nations and inflation. Mortgage and corporate credit spreads widened in the first quarter of fiscal 2012, and the U.S. dollar appreciated against the Euro and British pound in the first quarter of fiscal 2011, before depreciating in the remainder of fiscal 2011 and in the first quarter of fiscal 2012. Furthermore, short-term interest rates have remained very low over the past year, and as a result the Company’s net interest income has been negatively affected over the same period. All of these factors have contributed to the Company’s results for the periods presented. The Company’s revenues are dependent on the volume of client transactions it executes and clears and the volatility in the principal markets in which the Company operates, as well as prevailing interest rates, each of which are described below.

Trading Volumes and Volatility

The Company’s trading volumes are particularly dependent on its clients’ demand for exchange-traded and OTC derivative products, which relate to interest rates, equities, foreign exchange and commodities. Demand for these products is driven by a number of factors, including the degree of volatility of the market prices of the underlying assets—that is, the extent to which and how rapidly those prices change during a given period. Historically, higher price volatility increases the need for certain clients to manage price risk and creates opportunities for speculative trading for others. Although higher price volatility does not necessarily lead to increases in trading volumes, changes in the absolute price levels of financial assets or commodities can have a significant impact on trading volumes. During times of significant economic and political disruptions, clients may seek to manage their exposure to, or speculate on, market volatility. However, as was seen in the recent past, extreme volatility and widespread uncertainly can impact the Company’s clients’ ability to take on or maintain positions, which has the effect of decreasing volumes.

In addition to affecting trading volumes of exchange-traded and OTC derivative products, moderate to high levels of volatility can affect the Company’s market making and client facilitation business, as the Company’s clients either seek more risk exposure or limit their risk exposure at such levels. Furthermore, volatility in markets may also create investment and trading opportunities for the Company’s principal strategies group.

The total volume of exchange-traded futures and options transactions the Company executed and/or cleared increased 9.6% to 575.1 million contracts in the three months ended June 30, 2011 from 524.7 million contracts in the three months ended June 30, 2010. All volume statistics presented herein for the three months ended June 30, 2011 and 2010 include exchange-traded futures and options contract volumes as derived from the Company’s reporting systems, excluding intercompany volumes. The Company is continuing to enhance its reporting systems in order to improve the analysis of operating data generated by its business.

Interest

The Company’s net interest income, calculated as interest income less interest expense, is directly affected by the spread between interest rates the Company pays its clients on their account balances and the interest the Company earns from cash balances it holds as well as the duration of the portfolio of client balances invested. Client balances can be impacted by a variety of market factors, including changes in margin requirements at exchanges, market volatility, declining asset values, as well as changes in the composition of margin. Clients, for example, may elect to deposit securities, rather than cash, as margin, which will result in a reduction in the Company’s client balances because the securities deposited as margin are not carried on the Company’s balance sheet. As a result of these market factors, client balances fluctuate, often significantly, from day to day and may not be indicative of future business.

The Company’s net interest income is also directly affected by interest earned in connection with principal transactions, such as fixed income, securities lending and collateralized financing transactions. While spreads on these transactions remained within a relatively constant range over time, they can widen or narrow when interest rate trends change, as was seen in the slight widening of spreads during early fiscal 2011. Accordingly, the Company carefully monitors and seeks to economically hedge its risk exposure as appropriate. In addition, a smaller portion of the Company’s interest income relates to client balances on which it does not pay interest and thus is directly affected by the absolute level of interest rates. As a result, the Company’s net interest income is impacted by the level and volatility of interest rates, as well as the duration of its portfolio investments made with client balances. Any fair value adjustments to the investments in which client balances are invested are not included in interest but presented in Principal transactions, although they form part of the return on client balances. Included within interest income is the interest the Company earns on its excess cash. The Company’s interest on borrowings is also affected by changes in interest rates, which could increase or decrease its interest expense on its variable rate debt. Accordingly, the historically low interest rates have negatively affected the Company’s net interest income and it cannot offer any assurance that interest rates will increase in the future. As the Company transforms itself into a full-service broker-dealer and eventually an investment bank, it expects that the proportion of its net interest income earned in connection with principal transactions will increase relative to the interest the Company earns from its clients’ cash balances.

Results of Operations

Basis of Presentation

The Company operates and manages its business on an integrated basis as a single operating segment. The Company derives its revenues principally from execution and clearing services it provides to its clients, including interest income related to providing these services, and from principal transactions. Although it provides these services to a diverse client base across multiple products, markets and geographic regions, it does not manage its business, allocate resources or review its operating results based on the type of client, product or trading market or the geographic region in which these services are provided. As management continues to implement its strategy to reorganize the Company’s business model into the four lines of business, the reporting and disclosures made in the Company’s financial statements may also change in the future to reflect the realignment of its business. For information related to the Company’s geographic regions, see Note 16 to the unaudited consolidated financial statements.

Three Months ended June 30, 2011 Compared to the Three Months ended June 30, 2010:

	Three months ended June 30,
(dollars in millions, except per share and share amounts)	2011	2010	% Change
Revenues
Commissions	$364.7	$376.6	(3.2)%
Principal transactions	116.8	66.3	76.2
Interest income	122.2	114.2	7.0
Other	7.6	11.9	(36.1)

Total revenues	611.2	569.1	7.4

Interest and transaction-based expenses:
Interest expense	41.6	45.4	(8.4)
Execution and clearing fees	186.5	175.2	6.4
Sales commissions	68.7	59.0	16.4

Total interest and transaction-based expenses	296.7	279.7	6.1
Revenues, net of interest and transaction-based expenses	314.5	289.4	8.7

Expenses
Employee compensation and benefits (excluding non-recurring IPO awards)	171.1	155.4	10.1
Employee compensation related to non-recurring IPO awards	—	8.6	(100.0)
Communications and technology	39.1	31.4	24.5
Occupancy and equipment costs	16.0	11.1	44.1
Depreciation and amortization	10.3	10.5	(1.9)
Professional fees	24.0	18.1	32.6
General and other	22.1	19.5	13.3
Restructuring charges	2.1	9.9	(78.8)
Impairment of goodwill	0.7	0.8	(12.5)

Total other expenses	285.4	265.3	7.6
Gains on exchange seats and shares	2.2	2.0	10.0
Interest on borrowings	13.8	9.5	45.3

Income before provision for income taxes	17.6	16.6	6.0
Provision for income taxes	4.8	8.1	(40.7)
Equity in income of unconsolidated companies (net of tax)	0.8	0.6	33.3

Net income	13.6	9.1	49.5
Net income attributable to noncontrolling interest (net of tax)	0.3	0.2	50.0

Net income attributable to MF Global Holdings Ltd.	$13.3	$8.8	51.1

Earnings per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01
Weighted average number of shares of common stock outstanding:
Basic	164,272,690	130,196,655
Diluted	164,293,357	133,999,818

Overview

Revenues, net of interest and transaction based expenses (“net revenues”), increased $25.1 million, or 8.7%, to $314.5 million for the three months ended June 30, 2011 from $289.4 million for the three months ended June 30, 2010. The table below provides an analysis of net revenues based on how management views the business, which the Company believes is a more accurate representation of its sources of revenue and which is discussed in greater detail below:

	For the three months ended June 30,
	2011	2010
Commissions, net of execution and clearing fees	$178.2	$201.4
Principal transactions and related net interest revenue	150.0	87.4
Net revenues from client payables and excess cash	47.4	47.7
Sales commissions	(68.7)	(59.0)
Other revenue	7.6	11.9

Revenues, net of interest and transaction-based expenses	$314.5	$289.4

The increase in net revenues was primarily due to the expansion of client facilitation and principal activities, as reflected in the $62.6 million increase in principal transactions and related net interest revenue. The increase in principal transactions was driven primarily by (i) a $36.7 million increase in revenues generated from certain repurchase transactions accounted for as sales, as well as (ii) a $42.6 million increase in structured equity trades revenue. These increases were partially offset by decreases in foreign exchange, equities and commodities transactions of $12.7 million. The increase in net revenues was partially offset by a $23.2 million decrease in commissions, net of execution and clearing fees, a $9.7 million increase in sales commissions, a $4.3 million decrease in other revenues and a $0.3 million decrease in net revenues from client payables and excess cash.

The decrease in commissions, net of execution and clearing fees, was due to a decrease in commissions on equity transactions, commodities and futures and options trading, partially offset by an increase in introducing broker volumes, primarily in Europe. Despite the decrease in commissions, the Company experienced a 9.6% increase in its total volumes of executed and/or cleared exchange-traded futures and option transactions to 575.1 million contracts for the three months ended June 30, 2011 from 524.7 million contracts for the three months ended June 30, 2010, due to higher clearing volumes and high volume, low margin customers in the European region. The increase of 50.4 million contracts in the Company’s total volumes of executed and/or cleared exchange-traded futures and option transactions was spread across many of its primary products, markets and geographic regions, but was primarily due to increased clearing of transactions.

Other expenses, which refer to expenses other than interest and transaction-based expenses, increased $20.1 million, or 7.6%, to $285.4 million for the three months ended June 30, 2011 from $265.3 million for the three months ended June 30, 2010. The increase was primarily due to an increase of $15.7 million in employee compensation and benefits (excluding non-recurring IPO awards), which was the result of increased net revenues and the continued implementation of the Company’s strategic plan. The increase in Other expenses was also attributed to (i) an increase of $7.7 million in communications and technology costs, (ii) an increase of $5.9 million in professional fees, (iii) an increase of $4.9 million in occupancy and equipment costs, and (iv) an increase in general and other expenses of $2.6 million. These increases for the three months ended June 30, 2011 were partially offset by a reduction of $8.6 million of stock-based compensation expense on equity awards issued in connection with the completion of the Company’s IPO, a reduction of $7.8 million related to restructuring charges, a reduction of $0.2 million in depreciation and amortization and a reduction of $0.1 million in impairment of intangible assets and goodwill.

Income before provision for income taxes increased $1.0 million to $17.6 million for the three months ended June 30, 2011 from $16.6 million for the three months ended June 30, 2010. This was primarily due to increased net revenues as detailed above, partially offset by increased other expenses. The increase in income before provision for income taxes, was partially offset by an increase of $4.3 million in interest on borrowings.

Net income increased $4.5 million to $13.3 million for the three months ended June 30, 2011 from $8.8 million for the three months ended June 30, 2010. Net income is impacted by the items discussed above, plus a decrease in the effective tax rate resulting from (i) decreased gross unrecognized tax benefits as a result of decisions in certain tax cases being resolved favorably, (ii) the impact of the Company’s share price on the value of vested equity compensation, and (iii) changes in the relative percentage of expected profits and losses being earned in higher tax jurisdictions.

Revenues

Commissions

Commissions decreased $11.9 million, or 3.2%, to $364.7 million for the three months ended June 30, 2011 from $376.6 million for the three months ended June 30, 2010. The decrease was primarily due to a decrease in revenue from equity transactions, commodities and trading in futures and options. Although the Company experienced a decrease in commissions, its total volumes of executed and/or cleared exchange-traded futures and options transactions increased 9.6% to 575.1 million contracts for the three months ended June 30, 2011 from 524.7 million contracts for the three months ended June 30, 2010. Commissions consist of both execution-only and cleared commissions. The increase in the Company’s transaction volumes was attributed primarily to high volume, low margin customers in the European region executing increased levels of trades as well as a change in the composition of the Company’s client base. Although the Company earns less per contract on clearing transactions than execution transactions, margins with respect to clearing transactions are generally higher than its margins with respect to execution transactions. Over the past several quarters, the Company has focused on increasing the size of its clearing business, and it expects to continue maintaining this emphasis. At the same time, the Company has placed less emphasis on its execution-only business because even though revenue per contract may be higher, margins have historically tended to be lower because of higher compensation costs.

Principal Transactions

Principal transactions increased $50.5 million, or 76.2%, to $116.8 million for the three months ended June 30, 2011 from $66.3 million for the three months ended June 30, 2010. The table below provides an analysis of the components of principal transactions:

	For the three months ended June 30,
	2011	2010
Principal transactions, excluding revenues from investment of client payables	$121.4	$69.4
Principal transactions revenues from investment of client payables	(4.6)	(3.1)

Principal transactions	$116.8	$66.3

The increase in principal transactions was attributable to a $52.0 million increase in principal transactions, excluding revenues from the investment of client payables. This $52.0 million increase was primarily due to a $72.3 million increase in fixed income and securities borrowing and lending revenue, partially offset by a $20.3 million decrease in matched principal transactions. Of the $72.3 million increase in fixed income and securities borrowing and lending revenues, $36.7 million was generated from certain repurchase transactions that mature on the same date as the underlying collateral. These transactions are accounted for as sales and the Company de-recognizes the related liabilities from its consolidated balance sheets, recognizes a gain or loss on the sale of the collateral assets, and records a forward repurchase commitment, in accordance with the accounting standard for transfers and servicing. For these specific repurchase transactions that are accounted for as sales, the Company maintains the exposure to the risk of default of the issuer of the underlying collateral assets, as well as exposures to margin calls, to the extent the value of the collateral decreases. These repurchase transactions will not result in additional revenues (but could result in credit losses) in future periods. For information about these forward repurchase commitments, see “—Off Balance Sheet Arrangements and Risk” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Disclosures about Market Risk—Risk Management.” The increase in principal transactions revenue was also affected by a $42.6 million increase in structured equity trades revenue, which was partially offset by decreased revenues earned in foreign exchange, equities and commodities markets. The volume of certain types of structured equity transactions vary by season, and accordingly revenue from structured equity transactions will not consistently be a large contributor to Principal transactions revenue.

Principal transactions do not reflect the net interest income earned from principal transactions and related financing transactions, which is included in interest income and expense. The table below calculates total principal transactions revenue, including the net interest generated from financing transactions related to principal transactions:

	For the three months ended June 30,
	2011	2010
Principal transactions, excluding revenues from investment of client payables	$121.4	$69.4
Net interest generated from principal transactions and related financing transactions	28.6	18.0

Principal transactions and related net interest revenue	$150.0	$87.4

Net interest income earned from these principal transactions and related financing transactions was $28.6 million compared to $18.0 million for the three months ended June 30, 2011 and 2010, respectively. When factoring in net interest income from principal transactions and related financing transactions, which is how management views the business, principal transactions revenues increased $62.6 million to $150.0 million from $87.4 million for the three months ended June 30, 2011 and 2010, respectively.

Principal transactions also include dividends earned and paid on equity positions the Company holds as hedges to equity futures contracts purchased from customers through a central clearing counterparty. As the Company increases its client facilitation activities and engages in more proprietary transactions as it continues to implement its new strategic plan, the Company’s risk profile has and may continue to increase as it is exposed to more market and credit risk in certain areas. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further information.

Interest Income, Net

Interest income, net, increased $11.8 million, or 17.2%, to $80.6 million for the three months ended June 30, 2011 from $68.8 million for the three months ended June 30, 2010. This increase was due to an increase of $1.2 million in net interest generated from client payables and excess cash and an increase of $10.6 million in net interest generated from principal transactions and related financing transactions. The table below provides an analysis of the components of net interest income:

	For the three months ended June 30,
	2011	2010
Net interest generated from client payables and excess cash	$52.0	$50.8
Net interest generated from principal transactions and related financing transactions	28.6	18.0

Net interest income	$80.6	$68.8

Net interest generated from principal transactions and related financing transactions increased to $28.6 million for the three months ended June 30, 2011 from $18.0 million for the three months ended June 30, 2010 driven by improved customer activity, and increasing net interest earned by the Company’s fixed income products, consisting of both repurchase and resale transactions and stock borrowing and lending activities. In addition, net interest generated from client payables and excess cash increased to $52.0 million for the three months ended June 30, 2011 from $50.8 million for the three months ended June 30, 2010 due to increasing yields earned through extending durations on the investment of client balances and the slight recovery of global interest rates. The table below calculates net revenues from client payables and excess cash:

	For the three months ended June 30,
	2011	2010
Net interest generated from client payables and excess cash	$52.0	$50.8
Principal transactions revenues from investment of client payables	(4.6)	(3.1)

Net revenues from client payables and excess cash	$47.4	$47.7

Other Revenues

Other revenues decreased $4.3 million, or 36.1%, to $7.6 million for the three months ended June 30, 2011 from $11.9 million for the three months ended June 30, 2010. Unlike the same period in fiscal 2011, when a one-time $3.8 million gain on investment in a limited partnership (which has since been sold) was recognized, there were no similar gains in fiscal 2012. Furthermore, compared to the same quarter in fiscal 2011, clearing services income received from clients and other counterparties for the use of equity research, as well as income from various trading systems, data and other professional staff and support services decreased. These decreases were partially offset by an increase in facilities management and other fees.

Transaction-based Expenses

Execution and Clearing Fees

Execution and clearing fees increased $11.3 million, or 6.4%, to $186.5 million for the three months ended June 30, 2011 from $175.2 million for the three months ended June 30, 2010. This increase was primarily due to a 9.6% increase in the Company’s volume of executed and/or cleared exchange-traded futures and options transactions to 575.1 million contracts for the three months ended June 30, 2011 from 524.7 million contracts for the three months ended June 30, 2010. During the three months ended June 30, 2011, the Company experienced increased transaction volumes spread across many of its primary markets, products and geographic regions except for futures and options and equities. The Company’s execution and clearing fees are not fixed, but instead are calculated on a per-contract basis, and vary based on the market on which transactions are executed and cleared. Not all transactions that generate execution-only revenue generate corresponding execution or clearing fees, while some matched principal transactions do. Included within execution and clearing fees are losses due to transactional errors, which increased slightly to 0.6% of net revenues for the three months ended June 30, 2011 from 0.5% of net revenues for the three months ended June 30, 2010.

Sales Commissions

Sales commissions increased $9.7 million, or 16.4%, to $68.7 million for the three months ended June 30, 2011 from $59.0 million for the three months ended June 30, 2010. This increase was due to increased trading activity as a result of the volatility of certain markets. Though specific arrangements with introducing brokers may vary, increased volumes from individual investor clients transacting through introducing brokers usually result in a proportionate increase in commissions paid to those brokers. However, a large part of the Company’s business is not generated by introducing brokers and, therefore, not all changes to volumes result in a proportionate change to sales commissions.

Other Expenses

Employee Compensation and Benefits (Excluding Non-Recurring IPO Awards)

These expenses refer to all employee compensation, including stock based compensation expense for equity instruments, but excluding restricted stock and restricted stock units issued in connection with the IPO, which are referred to as “IPO awards”. Employee compensation and benefits (excluding IPO awards) increased $15.7 million, or 10.1%, to $171.1 million for the three months ended June 30, 2011 from $155.4 million for the three months ended June 30, 2010. This increase was primarily due to higher net revenues and the hiring of additional personnel as a result of the newly implemented strategic plan which was not yet formulated last year.

Fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 62.4% for the three months ended June 30, 2011 compared to 62.6% for the three months ended June 30, 2010. Excluding severance costs, the ratio of fixed compensation as a percentage of total employee compensation and benefits (excluding IPO awards) was 62.5% for the three months ended June 30, 2011 compared to 62.7% for the three months ended June 30, 2010. Employee compensation and benefits (excluding IPO awards) as a percentage of net revenues increased to 54.4% for the three months ended June 30, 2011 from 53.7% for the three months ended June 30, 2010.

In December 2009, the U.K. government introduced legislation that imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million, made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. This law was enacted in April 2010 and during the three months ended June 30, 2010 the Company paid $3.0 million in respect of this tax. On December 17, 2010, the U.K.’s Financial Services Authority published the final text of its revised Code of Practice on remuneration. Some of the Company’s employees in the U.K. will be subject to these rules, which will affect the form of remuneration these employees can receive. For example, for certain employees, the new remuneration code requires the establishment of an appropriate ratio of fixed to variable compensation and requires that at least 40% of variable remuneration must be deferred, rising to 60% if variable remuneration exceeds £0.5 million. The Company is studying the new rules closely to assess their future impact upon its business.

Employee Compensation and Benefits Related to Non-Recurring IPO Awards

These expenses refer to stock-based compensation expense for restricted stock and restricted stock units issued in connection with the Company’s IPO. These expenses are recorded under the guidance of ASC 718, Compensation- Stock Compensation, and also include other costs associated with the vesting of these awards. Employee compensation and benefits related to non-recurring IPO awards decreased $8.6 million, or 100.0%, for the three months ended June 30, 2011. During fiscal 2011, all remaining restricted stock and restricted stock units issued in connection with the Company’s IPO became fully vested and the Company does not expect to incur further costs related to IPO awards in future periods.

Communications and Technology

Communications and technology expenses increased $7.7 million, or 24.5%, to $39.1 million for the three months ended June 30, 2011 from $31.4 million for the three months ended June 30, 2010. This increase was due to increased market data, research and communications expenses, reflecting increased client trades during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 as well as the expansion of equities trading in the U.S. and Asia Pacific region. This caption also includes software licenses and costs related to the Company’s trading systems. Communications and technology, as a percentage of net revenues, increased to 12.4% for the three months ended June 30, 2011 from 10.9% for the three months ended June 30, 2010.

Occupancy and Equipment Costs

Occupancy and equipment costs increased $4.9 million, or 44.1%, to $16.0 million for the three months ended June 30, 2011 from $11.1 million for the three months ended June 30, 2010, primarily due to higher costs as a result of additional leased office space in New York, Japan and London. Occupancy and equipment costs, as a percentage of net revenues, increased to 5.1% for the three months ended June 30, 2011 from 3.8% for the three months ended June 30, 2010.

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 1.9%, to $10.3 million for the three months ended June 30, 2011 from $10.5 million for the three months ended June 30, 2010, primarily due to reduced amortization expense on intangible assets as a result of certain intangible asset impairments related to customer relationships recognized in fiscal 2011, partially offset by an increase in depreciation expense on fixed assets related to the reengineering initiatives. Depreciation and amortization, as a percentage of net revenues, decreased to 3.3% for the three months ended June 30, 2011 from 3.6% for the three months ended June 30, 2010.

Professional Fees

Professional fees increased $5.9 million, or 32.6%, to $24.0 million for the three months ended June 30, 2011 from $18.1 million for the three months ended June 30, 2010, primarily due to a $5.0 million increase in consulting fees and a $2.2 million increase in other professional fees due to the continued implementation of the Company’s strategic plan. These increases in professional fees were partially offset by a $1.3 million decrease in legal and audit fees. Professional fees, as a percentage of net revenues, increased to 7.6% for the three months ended June 30, 2011 from 6.3% for the three months ended June 30, 2010.

General and Other

General and other expenses increased $2.6 million, or 13.3%, to $22.1 million for the three months ended June 30, 2011 from $19.5 million for the three months ended June 30, 2010. This increase was primarily due to a $1.3 million increase in travel and entertainment expenses, a $1.7 million increase in other operating expenses, a $0.9 million increase in advertising expenses related to marketing and brand realignment and a $0.5 million increase in insurance premiums. These increases were partially offset by a $1.0 million change in foreign currency transaction expenses, as reflected in a move to gains of $0.7 million during the three months ended June 30, 2011 from losses of $0.3 million during the three months ended June 30, 2010 and a $0.8 million decrease in legal reserves and settlements. General and other also includes bad debt expenses which decreased slightly to 0.02% of net revenues for the three months ended June 30, 2011 compared to 0.03% for the three months ended June 30, 2010. General and other expenses, as a percentage of net revenues, increased to 7.0% for the three months ended June 30, 2011 from 6.7% for the three months ended June 30, 2010.

Restructuring Charges

During the three months ended June 30, 2010, the Company completed a critical assessment of its cost base, including reviews of its compensation structure and non-compensation expenses and as a result of this evaluation, reduced its workforce. Due to these restructuring activities, the Company incurred costs of $9.9 million or approximately 3.4% of net revenues during the three months ended June 30, 2010. These costs consisted of severance expense and contract termination costs related to office closures. In addition, during the fourth quarter of fiscal 2011, management announced a new strategic business model which required the realignment of existing resources and further reduced headcount. Due to these restructuring activities, the Company incurred additional costs of $2.1 million or approximately 0.7% of net revenues during the three months ended June 30, 2011. These costs also consisted of severance expense and contract termination costs related to office closures. In connection with the implementation of the strategic plan, and as a result of the Company’s continuing evaluation of its businesses, the Company currently expects to incur future additional restructuring charges of between $15.0 million to $30.0 million in the second quarter of fiscal 2012, although it can offer no assurance that all of these charges will take place that quarter nor that these charges will be within the estimated range.

Impairment of Goodwill

The Company recorded impairment charges of $0.7 million and $0.8 million, or approximately 0.2% and 0.3% of net revenues in the three months ended June 30, 2011 and 2010, respectively. Based on the results of the Company’s analyses, it determined that its market capitalization and the fair value derived from its discounted cash flow model was less than the estimated fair value of its balance sheet and the Company wrote-off the entire amount of its goodwill. The Company has an earn-out arrangement that could result in additional goodwill being recorded in future periods and will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary.

Gains on Exchange Seats and Shares

Gains on exchange seats and shares increased $0.2 million to $2.2 million for the three months ended June 30, 2011 from $2.0 million for the three months ended June 30, 2010. These gains are unrealized gains and the amounts recorded are based on the fair market value movements of the Company’s remaining excess seats and shares. Absent future demutualizations or changes in trading requirements, the Company does not expect to recognize material amounts of gains on seats and shares in future periods.

Interest on Borrowings

Interest on borrowings increased $4.3 million, or 45.3%, to $13.8 million for the three months ended June 30, 2011 from $9.5 million for the three months ended June 30, 2010. This increase was primarily due to higher levels of outstanding debt driven by the issuance of 1.875% Convertible Notes in the fourth quarter of fiscal 2011, as well as an increase in facility fees resulting from the amendment of the liquidity facility in June 2010. These increases were partially offset by lower interest payments on the reduced aggregate principal amount of outstanding 9% Convertible Notes as a result of an offer to exchange in the second quarter of fiscal 2011 and repurchases of the 9% Convertible Notes in the open market in the fourth quarter of fiscal 2011. The Company expects to continue to opportunistically repurchase its 9% Convertible Notes from time to time when holders offer these notes at prices that the Company deems to be reasonable. In addition, the Company intends to continue using, from time to time, the liquidity facility for the purposes of prudent liquidity management. Interest on borrowings, as a percentage of net revenues increased to 4.4% for the three months ended June 30, 2011 from 3.3% for the three months ended June 30, 2010.

Provision for Income Taxes

Income tax expense decreased $3.3 million to $4.8 million for the three months ended June 30, 2011 from $8.1 million for the three months ended June 30, 2010. The Company’s effective income tax rate was 27.6% for the three months ended June 30, 2011, as compared to 49.1% for the three months ended June 30, 2010. The change in the effective tax rate results from (i) decreased gross unrecognized tax benefits as a result of decisions in certain tax cases being resolved favorably, (ii) the impact of the Company’s share price on the value of vested equity compensation, and (iii) changes in the relative percentage of expected profits and losses being earned in higher tax jurisdictions. The Company’s effective tax rate on ongoing operations (excluding discrete items) was approximately 37.0% for the three months ended June 30, 2011 compared to 33.1% for the three months ended June 30, 2010.

Supplementary Data

Repurchase Agreements

The table below presents the ending, average and maximum balance of repurchase agreements accounted for as collateralized financing transactions in the quarterly period ended:

	June 30, 2011	March 31, 2011
	(in billions)
Ending balance	$18.0	$16.6
Quarterly average	19.7	20.3
Quarterly maximum	21.4	23.9

The table below presents the amount, average and maximum of repurchase agreements qualifying for sales accounting in the quarterly period ended:

	June 30, 2011	March 31, 2011
	(in billions)
Balances de-recognized	$16.6	$14.5
Quarterly average	14.7	11.3
Quarterly maximum	16.6	14.5

As of June 30, 2011, the ending balance of the Company’s repurchase agreements accounted for as collateralized financing transactions was $18.0 billion, which was 8.6% lower than the quarterly average balance of repurchase agreements accounted for as collateralized financing transactions of $19.7 billion. This difference is attributable to the seasonal maturity of client financing activity at quarter end as well as market conditions during this period, specifically the tightening and expansion of spreads in the cash and repurchase markets through the quarter. When there is less room for spreads between the two markets, there is less opportunity to take advantage of the anomalies in the market. The Company’s average balance of repurchase agreements accounted for as collateralized financing transaction has also decreased, as compared to the March 31, 2011 quarterly average, due to market conditions and management’s desire to allocate capital to other parts of the Company’s business. The level of repurchase agreements also fluctuates between and within periods as part of client facilitation activities because the Company provides clients with access to highly liquid collateral, such as U.S. government, federal agency and sovereign obligations through collateralized financing activities.

As of June 30, 2011, the ending balance of the Company’s repurchase agreements qualifying for sales accounting was $16.6 billion, which was 12.9% higher than the quarterly average balance of repurchase agreements qualifying for sales accounting of $14.7 billion. The difference is principally attributable to the Company’s increased trading in repurchase agreements qualifying for sales accounting with respect to opportunities available in European sovereign debt markets. Volatility in the European sovereign debt markets created occasional dislocations in the cash and repurchase markets for certain short dated securities, providing more trading opportunities in the quarter ending June 30, 2011.

Non-GAAP Financial Measures

In addition to the Company’s unaudited consolidated financial statements presented in accordance with U.S. GAAP, the Company uses, both internally as well as in some of its discussions with investors, certain non-GAAP financial measures of its financial performance for the reasons described further below. The presentation of these measures is not intended to be considered in isolation from, as a substitute for or as superior to, the financial information prepared and presented in accordance with U.S. GAAP, and its presentation of these measures may be different from non-GAAP financial measures used by other companies. In addition, these non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company’s results of operations as determined in accordance with GAAP. The non-GAAP financial measures the Company uses are (1) non-GAAP adjusted income before provision for income taxes, which the Company refers to as “adjusted income before taxes”, (2) non-GAAP adjusted net income, which the Company refers to as “adjusted net income”, (3) non-GAAP adjusted net income per adjusted diluted common share, which the Company refers to as “adjusted net income per fully diluted share”, (4) non-GAAP adjusted employee compensation and benefits (excluding non-recurring IPO awards), and (5) non-GAAP adjusted non-compensation expenses. These non-GAAP financial measures currently exclude certain of the following items from the Company’s unaudited consolidated statements of operations, each of which are discussed in greater detail below:

•	Certain legal reserves, settlements and related expenses

•	Restructuring charges

•	Impairment of goodwill

•	Stock compensation expense related to IPO awards

•	Severance expense

•	U.K. bonus tax

•	Gains on exchange seats and shares

The Company does not believe that these items are representative of its future operating performance from normal operations. In particular, the Company excludes restructuring charges, stock compensation expense related to IPO awards and a U.K. bonus tax because the Company believes that these items reflect losses or expenses arising from particular events that are not reasonably likely to recur. In addition, the Company excludes severance expense, certain legal reserves, settlements and related expenses, gains on exchange seats and shares and impairment of goodwill because the Company believes that these gains and losses do not reflect its operating performance and can make it difficult for its shareholders to understand and compare the Company’s past or future financial performance.

In addition, the Company may consider whether other significant items that arise in the future should also be excluded in calculating the non-GAAP financial measures used. The non-GAAP financial measures also take into account income tax adjustments with respect to the excluded items.

Certain Legal Reserves, Settlements and Related Expenses

The Company has excluded certain legal reserves, settlements and the related costs during the three months ended June 30, 2011 related to lawsuits filed by former German retail clients for losses incurred through introducing broker relationships. The Company does not believe that the reserves, settlements and related expenses, which related solely to specific proceedings, are representative of its future performance from normal operations. Although the Company has excluded certain legal reserves, settlements and related costs, its practice is to include in earnings all amounts that the Company is awarded in affirmative litigation.

Restructuring Charges

During fiscal 2011, the Company completed a critical assessment of its cost base, including reviews of its compensation structure and non-compensation expenses as well as announcing a new strategic business model. As a result of these restructuring activities, the Company reduced its workforce and recorded restructuring charges of $2.4 million and $9.9 million during the three months ended June 30, 2011 and 2010, respectively, related to severance, the accelerated vesting of stock compensation expense related to these terminations and contract termination costs for office closures. At this time, the Company anticipates potential further restructuring charges in the second quarter of fiscal 2012 as it continues to implement its new strategic plan. The Company does not believe that these costs are representative of its future performance from normal operations.

Impairment of Goodwill

During the three months ended June 30, 2011 and 2010 the Company identified triggering events that required an impairment analysis to be performed related to goodwill. Based on the results of its analyses, the Company determined that its market capitalization and the fair value derived from its discounted cash flow model was less than the estimated fair value of its balance sheet and the Company determined the entire amount of its goodwill was impaired. The Company will continue to assess its goodwill annually or whenever events or changes in circumstances indicate that an interim assessment is necessary. The Company does not believe that this expense is representative of its future performance from normal operations.

Stock Compensation Expense related to IPO Awards

The Company incurred stock based compensation expense during the three months ended June 30, 2010 for the restricted shares and restricted share units awarded to its employees in connection with the IPO. These costs were incurred solely because of its IPO, and as a result the Company does not believe that they are representative of its future performance from normal operations.

Severance Expense

The Company incurred severance expense during the three months ended June 30, 2011 and 2010 related to payments made to employees in conjunction with employee termination, redundancy, separation and similar agreements. The Company does not believe that these costs are representative of its future performance from normal operations.

U.K. Bonus Tax

In December 2009, the U.K. government introduced legislation that imposed a 50% charge on certain discretionary bonus payments in excess of £0.025 million made between December 9, 2009 and April 5, 2010 to U.K. employees within the financial services industry. During the three months ended June 30, 2010, the Company paid $3.0 million in respect of this tax. The Company does not believe that this additional tax expense is representative of its future performance from normal operations.

Gains on Exchanges Seats and Shares

The Company recognizes realized and unrealized gains or losses on exchange seats and shares that it holds in excess of the number of shares it needs to conduct its operations as an executing broker or clearing member. The amount of unrealized gain or loss recorded for each period is based on the fair market value movements of these seats or shares, which can be highly volatile and subject to significant change from period to period. Since these assets are not an integral part of the Company’s business and normal operations, it believes that the use of a non-GAAP measure to exclude these gains is more meaningful to investors in understanding the Company’s historical and future results of operations. Absent future demutualizations or changes in trading requirements, the Company does not expect to recognize material amounts of gains on seats and shares in future periods.

The Company’s use of non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures internally to evaluate its operating performance and make financial and operational decisions. The Company believes that its presentation of these measures provides investors with greater transparency and supplemental data relating to its results of operations. In addition, the Company believes the presentation of these measures is useful for period-to-period comparison of results because (1) restructuring charges, stock compensation expense related to IPO awards and a U.K. bonus tax described above do not reflect the Company’s historical operating performance and (2) severance expense, certain legal reserves, settlements and related expenses, gains on exchange seats and shares and impairment of goodwill fluctuate significantly from period to period and are not indicative of the Company’s core operating performance and, with respect to gains on exchange seats and shares, are not expected to be significantly realized in the future.

When viewed with its GAAP results and the accompanying reconciliation, the Company believes adjusted net income, adjusted income before taxes, adjusted net income per fully diluted share, adjusted employee compensation and benefits (excluding non-recurring IPO awards) and adjusted non-compensation expenses provide a more complete understanding of the factors affecting its business than GAAP measures alone. The Company believes these financial measures enable it to make a more focused evaluation of its operating performance and management decisions made during a reporting period, because they exclude the effects of certain items that the Company believes have less significance in the day-to-day performance of its business. The Company’s internal budgets and reporting are based on these financial measures which are communicated to its board of directors. In addition, these measures are among the criteria used in determining performance-based compensation. The Company understands that analysts and investors often rely on non-GAAP financial measures, including per-share measures, to assess core operating performance, and thus may consider adjusted net income, adjusted income before taxes, adjusted net income per fully diluted share, adjusted employee compensation and benefits (excluding non-recurring IPO awards) and adjusted non-compensation expenses important in analyzing its performance going forward. These measures may be helpful in more clearly highlighting trends in its business that may not otherwise be apparent from GAAP financial measures alone.

GAAP Reconciliation

The table below reconciles income before provision for income taxes (GAAP) to adjusted income before taxes (non-GAAP) and net income applicable to common shareholders (GAAP) to adjusted net income (non-GAAP), for the periods presented:

	For the three months ended June 30,
(in millions except per share data)	2011	2010
Income before provision for income taxes (unadjusted)	$17.6	$16.6
Add: Certain legal reserves, settlements and related expenses	2.0	—
Add: Restructuring charges	2.4	9.9
Add: Impairment of goodwill	0.7	0.8
Add: Stock compensation expense related to IPO awards	—	8.6
Add: Severance expense	0.4	0.3
Add: U.K. bonus tax	—	3.0
Less: Gains on exchange seats and shares	(2.2)	(2.0)

Adjusted income before taxes	$20.9	$37.2

Net income applicable to common shareholders (unadjusted)	$7.7	$0.8
Add: Certain legal reserves, settlements and related expenses	1.4	—
Add: Restructuring charges	1.8	6.5
Add: Impairment of goodwill	0.4	0.5
Add: Stock compensation expense related to IPO awards	—	6.4
Add: Severance expense	0.3	0.2
Add: U.K. Bonus Tax	—	3.0
Less: Gains on exchange seats and shares	(1.4)	(1.2)
Add: Anti-dilutive impact of fully diluted number of shares (1)	9.3	12.2

Adjusted net income	$19.5	$28.4

Adjusted net income per fully diluted share (2)	$0.10	$0.16
Fully diluted shares outstanding (in millions)	198.1	179.5

(1)	The anti-dilutive impact of using a fully diluted number of shares requires adding back to net income applicable to common shareholders the cumulative and participating dividends on the Company’s Series A Preferred Stock and declared dividends on the Company’s Series B Preferred Stock, as well as the interest and amortization of issuance costs on its 1.875% and 9% Convertible Notes, net of tax.
(2)	Calculated by dividing adjusted net income by fully diluted shares outstanding.

The Company believes it is meaningful to investors to present adjusted net income per fully diluted share. Weighted average shares of common stock outstanding are adjusted at June 30, 2011 and 2010 to include the impact of the Company’s outstanding Series A Preferred Stock, Series B Preferred Stock and 9% Convertible Notes, on an if-converted basis. In addition, weighted average shares of common stock outstanding are also adjusted at June 30, 2010 to add back shares underlying restricted stock and stock unit awards (“IPO awards”) granted in connection with the Company’s IPO which are not considered dilutive under U.S. GAAP and, therefore, not included in diluted shares of common stock outstanding. For the three months ended June 30, 2011 and 2010 weighted average shares of common stock outstanding are adjusted as follows:

	Three months ended June 30,
(shares in millions)	2011	2010
Weighted average shares of common stock outstanding	164.3	130.2
Series A Preferred Stock	12.0	12.0
Series B Preferred Stock	3.9	14.4
9.0% Convertible Notes	17.9	19.6
IPO Awards	—	3.3

Fully diluted shares outstanding	198.1	179.5

The Company believes it is meaningful to investors to present ratios based on fully diluted shares because it demonstrates the dilution that investors will experience at the end of the three-year vesting period of the Company’s IPO awards and when its Series A Preferred Stock, Series B Preferred Stock and 9% Convertible Notes are converted. It is also how the Company’s management internally views dilution.

In addition to the above, the 1.875% Convertible Notes and related call spread overlay (purchased calls and sold warrants) may also impact Diluted EPS, a GAAP financial measure, and such impact is determined by application of the treasury stock method. Under this method, there is no impact to Diluted EPS until the Company’s stock price exceeds the contractual conversion price of the 1.875% Convertible Notes, which is $10.37. At that time, the denominator would be adjusted to include only the incremental shares required to settle the excess value over par of the 1.875% Convertible Notes upon conversion. While the purchased calls are designed to economically offset the dilutive effect of the 1.875% Convertible Notes, under U.S. GAAP the anti-dilutive effect of the purchased calls cannot be reflected in Diluted EPS until the instrument is settled. For the sold warrants, there is a dilutive impact once the Company’s stock price exceeds the strike price of $14.23, and such impact is measured under the treasury stock method assuming the proceeds from exercised warrants are used to repurchase outstanding shares.

The following table illustrates the U.S. GAAP based diluted impact from the 1.875% Convertible Notes and related call spread overlay under the treasury stock method assuming the Company’s stock price trades in the range of $10 to $30 per share:

(in millions except stock price data)	Average stock price during the period
	$10.00	$12.50	$15.00	$20.00	$30.00

Weighted average shares of common stock outstanding	164.3	164.3	164.3	164.3	164.3
Dilutive impact of:
Convertible bond	—	4.7	8.6	13.4	18.2
Purchased calls	—	—	—	—	—
Sold warrants	—	—	1.0	5.8	10.6

Total shares outstanding after dilution of 1.875% Convertible Notes	164.3	169.0	173.9	183.5	193.1

% dilution	0%	2.9%	5.8%	11.7%	17.5%

The Company also uses adjusted net income per fully diluted share, a non-GAAP financial measure, and has prepared the economic dilution impact of the 1.875% Convertible Notes and related call spread overlay. As mentioned above, the impact is determined by the application of the treasury stock method and there is no impact to Diluted EPS (GAAP) until the Company’s stock price exceeds the contractual conversion price of $10.37. At that time, the denominator would be adjusted to include only the incremental shares required to settle the excess value over par of the 1.875% Convertible Notes upon conversion. For the related sold warrants, there is a dilutive impact once the Company’s stock price exceeds the strike price of $14.23, and such impact is also measured under the treasury stock method assuming the proceeds from exercised warrants are used to repurchase outstanding shares. In calculating adjusted net income per fully diluted share, the Company would also include the effect of the purchased calls upon settlement. The anti-dilutive impact of the purchased calls would fully offset the dilutive impact of the 1.875% Convertible Notes.

The following table illustrates the economic diluted impact reflected in the adjusted net income per fully diluted share from the 1.875% Convertible Notes and related call spread overlay under the treasury stock method assuming the Company’s stock price trades in the range of $10 to $30 per share:

(in millions except stock price data)	Average stock price during the period:
	$10.00	$12.50	$15.00	$20.00	$30.00

Fully diluted shares outstanding	198.1	198.1	198.1	198.1	198.1
Dilutive impact of:
Convertible bond	—	4.7	8.6	13.4	18.2
Purchased calls	—	(4.7)	(8.6)	(13.4)	(18.2)
Sold warrants	—	—	1.0	5.8	10.6

Total shares outstanding after dilution of 1.875% Convertible Notes	198.1	198.1	199.1	203.9	208.7

% dilution	0%	0%	0.5%	2.9%	5.4%

The table below reconciles Employee compensation and benefits (excluding non-recurring IPO awards) to Adjusted employee compensation and benefits (excluding non-recurring IPO awards) for the periods presented.

	For the three months ended June 30,
(dollars in millions)	2011	2010
Employee compensation and benefits (excluding non-recurring IPO awards)	$171.1	$155.4
Less: Severance expense	(0.4)	(0.3)
Less: Restructuring from the accelerated vesting of stock compensation expense	(0.3)	—
Less: U.K. bonus tax	—	(3.0)

Adjusted employee compensation and benefits (excluding non-recurring IPO awards)	$170.4	$152.1

The table below reconciles Non-compensation expenses to Adjusted non-compensation expenses for the periods presented.

	For the three months ended June 30,
(dollars in millions)	2011	2010
Non-compensation expenses	$114.3	$101.3
Less: Restructuring charges	(2.1)	(9.9)
Less: Certain legal reserves, settlements and related expenses	(2.0)	—
Less: Impairment of goodwill	(0.7)	(0.8)

Adjusted non-compensation expenses	$109.5	$90.6

Liquidity and Capital Resources

The Company has multiple sources of liquidity and expects its primary liquidity needs over the next 12 months to be for working capital, debt service obligations and preferred dividend obligations. Subject to the discussion below regarding its changing liquidity needs as a result of the implementation of its strategic plan, the Company believes it will have sufficient liquidity to meet these obligations given its expected cash flows from operations and its available sources of liquidity. The Company’s available sources of liquidity as of June 30,

2011 included: (i) its committed $1,200.9 million unsecured revolving liquidity facility with various banks, which the Company refers to as its “liquidity facility”, of which $511.3 million terminates in June 2012 and $689.6 million terminates in June 2014, and under which it currently has $342.0 million outstanding and $858.9 million that is undrawn under this facility at June 30, 2011, (which includes $50.0 million drawn in May 2011 for the purposes of prudent liquidity management); (ii) its U.S. regulated broker-dealer subsidiary’s committed $300.0 million 364-day secured revolving credit facility, which the Company refers to as its “MFGI secured facility”; (iii) available excess capital in its regulated subsidiaries, the withdrawal of which is subject to regulatory approval; and (iv) available excess cash held in the bank accounts of non-regulated subsidiaries. See “—Credit Facilities and Sources of Liquidity” for further information. In addition, the Company has customer collateral that is not included on its balance sheet but can be re-hypothecated by the Company, and non-segregated customer payables, both of which may be considered (depending, among other things, on where the collateral is located and the regulatory rules applicable to the collateral) an additional layer of liquidity. Non-segregated customer cash in certain jurisdictions is also available for other client liquidity demands which helps mitigate the use of the Company’s own cash. The Company also relies on uncommitted lines of credit from multiple sources to fund its day-to-day execution and clearing operations.

On August 2, 2011, the Company completed an offering of $325.0 million aggregate principal amount of its 3.375% Convertible Senior Notes due 2018 (the “3.375% Convertible Notes”). The Company also granted to its underwriters a 30-day option to purchase an additional $45.0 million principal amount of the 3.375% Convertible Notes. This additional purchase option will carry the same terms as the original offering. The 3.375% Convertible Notes bear interest at a rate of 3.375% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2012 and mature on August 1, 2018. Holders may convert the 3.375% Convertible Notes at their option prior to February 1, 2018 upon the occurrence of certain events relating to the price of the Company’s Common Stock or various corporate events. On or after February 1, 2018, the holders may convert at the applicable conversion rate at any time prior to the second scheduled trading day prior to maturity. The initial conversion rate for the 3.375% Convertible Notes is 101.0331 shares of Common Stock per one thousand principal amount of 3.375% Convertible Notes, equivalent to an initial conversion price of approximately $9.90 per share of Common Stock. The conversion rate will be subject to adjustment upon the occurrence of certain events. The Company may not redeem the notes prior to maturity. The Company used $25.2 million proceeds from the offering to fund the cost of entering into the convertible note hedge and warrant transactions described below. The Company also used approximately $130.6 million from the offering to repurchase a portion of its outstanding 9% Convertible Notes in privately-negotiated transactions, and to pay all related fees and expenses. The Company expects to use any remaining net proceeds from the offering for general corporate purposes including, without limitation, the repayment of a portion of its liquidity facility.

In connection with the issuance of the 3.375% Convertible Notes the Company also entered into privately negotiated convertible bond hedge and warrant transactions. The convertible bond hedge transactions cover, subject to anti-dilution adjustments, approximately 32,835,758 shares of the Company’s Common Stock, which is the same number of shares initially issuable upon conversion of the 3.375% Convertible Notes, and are expected to reduce the potential dilution with respect to the Common Stock and/or reduce the Company’s exposure to potential cash payments that may be required to be made by the Company upon conversion of the 3.375% Convertible Notes. The warrant transactions cover the same initial number of shares of Common Stock, subject to anti-dilution adjustments with each of the counterparties. The warrants have an initial strike price equal to $13.0725, or 75% above the closing price of the Common Stock on the New York Stock Exchange on July 28, 2011. The Company may, subject to certain conditions, settle the warrants in cash or on a net-share basis. The warrant transactions could have a dilutive effect with respect to the Common Stock or, if the Company so elects, obligate the Company to make cash payments or issue additional shares of Common Stock to the extent that the market price per share of Common Stock exceeds the applicable strike price of the warrant transactions on or before any expiration date of the warrants.

The Company used approximately $25.2 million of the net proceeds from the offering of the 3.375% Convertible Notes to pay the purchase price of the convertible bond hedges. Such cost was partially offset by the aggregate proceeds of approximately $60.6 million to the Company from the sale of the warrants, with the net cost to be recorded in Equity on the consolidated balance sheet. The convertible bond hedge transactions and the warrant transactions are separate transactions, each entered into by the Company with the counterparties, are not part of the terms of the 3.375% Convertible Notes, and will not change any holders’ rights under the 3.375% Convertible Notes. Holders of the 3.375% Convertible Notes will not have any rights with respect to the convertible bond hedge transactions or warrant transactions.

As the credit markets and the Company’s financial position and business continue to evolve, the Company continually assesses its capital structure and evaluates opportunities to access capital markets to reposition or restructure, it including extending the maturities on its outstanding debt. In particular, the Company’s management has been considering the appropriate debt structure, for its business, as well as the level of preferred stock and convertible notes the Company has outstanding. Factors that the Company’s management considers with respect to any such repositioning or restructuring include rating agency viewpoints, its growth strategy and strategy plan, adequacy of its permanent capital, attaining profitability in the near term, and the return on investment for its shareholders. As a result, from time to time, the Company may repay existing debt, repurchase or exchange all or a portion of its preferred stock or convertible notes for cash or other securities, or issue new debt or equity securities pursuant to its shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful. The Company believes that the issuance of the 3.375% Convertible Notes, as well as its announced intention, subject to market conditions, to actively pursue opportunities to raise additional capital through the sale of senior unsecured indebtedness, may improve many of the foregoing factors.

Working Capital Needs

The Company’s cash flows are complex, interrelated, and highly dependent upon its operating performance, levels of client activity and financing activities. The Company views its working capital exclusive of non-earning assets and inclusive of its borrowings. The Company’s working capital decreased to $1,778.3 million as of June 30, 2011 from $1,785.7 million as of March 31, 2011 primarily due to an increase of $15.9 million in net assets and a drawdown of $50.0 million, offset by the partial repayment of $75.0 million on the liquidity facility.

As of June 30, 2011 and March 31, 2011, total working capital was calculated as follows:

(dollars in millions)	June 30, 2011	March 31, 2011
TOTAL ASSETS	$45,929.7	$40,541.6

Less Non-earning assets:
Receivables—Other (1)	50.7	52.0
Memberships in exchanges, at cost	4.5	5.9
Furniture, equipment and leasehold improvements, net	151.7	138.4
Intangible assets, net	39.2	41.9
Other assets	279.0	277.4

Subtotal non-earning assets	525.1	515.6

Less Total liabilities:	44,409.5	39,037.3
Add Borrowings	783.2	797.0

TOTAL WORKING CAPITAL	$1,778.3	$1,785.7

(1)	Excludes trading related balances.

The Company’s primary requirement for working capital relates to funds the Company is required to maintain at exchanges and clearing organizations to support its clients’ trading activities. The Company requires that its clients deposit cash or collateral with the Company in support of their trading activities, which the Company in turn deposits with exchanges or clearing organizations to satisfy its obligations. These required deposits account for the majority of its working capital requirements. As discussed in Note 17 to its unaudited consolidated financial statements, the Company is subject to the requirements of the regulatory bodies and exchanges of which the Company or its subsidiaries by which the Company is regulated, of which it is a member or with which the Company conducts business. The regulatory bodies and exchanges each have defined capital requirements the Company must meet on a daily basis. The Company was in compliance with all of these requirements at June 30 and March 31, 2011. For the purposes of prudential supervision, the Company as a consolidated group is not subject to consolidated regulatory capital requirements under the European Union’s Capital Requirements Directive.

The Company has satisfied its primary requirements for working capital in the past from internally generated cash flow, offering of Common Stock, issuance of convertible debt and other available funds. The Company believes that its current working capital is more than sufficient for its present requirements. In OTC or non-exchange traded transactions, the amount of collateral the Company posts is based upon its credit rating. Pursuant to its trading agreements with certain liquidity providers, if its credit rating falls, the amount of collateral the Company is required to post may increase. Some of the factors that could lead to a downgrade in its credit rating have been described in reports issued by certain of the rating agencies, and these factors include, but are not limited to, its profitability each quarter as compared against rating agency expectations, whether the Company suffers material principal losses, its ability to maintain a conservative liquidity profile, its ability to maintain the value of its franchise, deterioration in its trading volumes or operating cash flows, its ability to implement its strategic plan, a decline in maintenance margin funds or excess capital levels at its regulated subsidiaries and increases in leverage. The Company maintains investment grade ratings from all three rating agencies.

Notwithstanding the self-funding nature of many of its operations, the Company may be required to fund timing differences arising from counterparty defaults on large transactions due to futures, foreign exchange or securities failures or clients going to delivery without proper instructions or the delayed receipt of client funds. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with short-term borrowings.

As discussed above, the Company relies on uncommitted lines of credit from multiple global sources to fund day-to-day clearing operations. If these lines of credit are not available to us, the Company may have to reduce its clearing business, which may negatively impact its revenues.

As a matter of policy, the Company maintains excess capital to provide liquidity during periods of unusual market volatility, which has been sufficient historically to absorb the impact of volatile market events. Similarly, for its brokerage activities in the OTC markets involving transactions when the Company acts as principal rather than as agent, the Company has adopted a futures-style margin methodology to protect the Company against price movements. A futures-style margin methodology allows the Company to reduce the amount of capital required to conduct this type of business because the Company is able to post client deposits, rather than its own funds, with clearing organizations or other counterparties, if required. In determining its required capital levels, the Company also considers the potential for counterparty default on a large transaction, which would require liquidity to cover such default, or a settlement failure due to mismatched settlement instructions. In many cases, other stock or securities can be pledged as collateral for secured lending to guard against such failure. As a result, the Company is able to execute a substantial volume of transactions without the need for large amounts of working capital.

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements.

The resale and repurchase transactions the Company enters into are generally collateralized with investment grade securities, including obligations of the U.S. government, government sponsored entity and federal agency obligations. Resale and repurchase agreements are also collateralized with European sovereign debt. Certain of these resale and repurchase transactions mature on the same date as the underlying collateral, and are accounted for as sales and purchases, in accordance with the accounting standard for transfers and servicing.

Under the Company’s repurchase agreements, including those repurchase agreements accounted for as sales, its counterparties may require the Company to post additional margin at any time, as a means for securing its ability to repurchase the underlying collateral during the term of the repurchase agreement. Accordingly, repurchase agreements create liquidity risk for the Company because if the value of the collateral underlying the repurchase agreement decreases, whether because of market conditions or because there are issuer-specific concerns with respect to the collateral, the Company will be required to post additional margin, which the Company may not readily have. If the value of the collateral were permanently impaired (for example, if the issuer of the collateral defaults on its obligations), the Company would be required to repurchase the collateral at the contracted-for purchase price upon the expiration of the repurchase agreement, causing the Company to recognize a loss. Also, margin funds that are posted by the Company cannot be used by it for other purposes, which may limit the Company’s ability to deploy its capital in an optimal manner or to effectively implement its growth strategy. For information about these exposures and forward purchase commitments, see “—Off Balance Sheet Arrangements and Risk” and “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Disclosures about Market Risk—Risk Management.”

As the Company increases its principal transactions activities, the Company will require additional working capital from channels in addition to its current liquidity sources, including by raising additional long-term unsecured debt and establishing commercial paper and medium-term note programs.

As discussed above under “Significant Business Developments—The Company’s Strategic Plan”, the Company intends to transform its company into a commodities and capital markets—focused investment bank. As part of this change the Company anticipates that the volume and notional amount of principal trading that the Company transacts—whether by making markets for clients or facilitating their trading, or by taking positions for its own account to monetize its market views—will increase over the next several years. To support this increased activity, the Company will need additional working capital beyond the amount that is currently available to the Company through its revolving credit facility and other credit lines. The Company expects to seek this additional working capital through multiple channels, including by:

•	obtaining additional credit lines from banks,

•	raising short-term unsecured debt through commercial paper and promissory note issuances and other methods,

•	raising long-term unsecured debt through registered offerings of debt or hybrid securities, medium-term note offerings and other methods,

•	increasing its equity, by among other things, increasing internally generated cash flow and expanding its activities in prime services, asset management and other areas of its business, or

•	expanding access to deposits made through cash sweep programs in its internal broker networks.

In addition, the Company may be required to raise additional regulatory capital, either in the form of equity or debt, to support its planned expansion into new business areas. In particular, the Company will need additional capital as the Company increases its risk exposure through principal trading.

As the Company proceeds to implement its strategic plan, its liquidity needs and sources are likely to change significantly from what they historically have been. Furthermore, to the extent that the Company makes acquisitions using cash, its liquidity or working capital resources could be affected.

Credit Facilities and Sources of Liquidity

MFGI Secured Facility

On June 29, 2011, the Company’s U.S. regulated broker-dealer subsidiary, MF Global Inc. (MFGI), entered into a $300.0 million 364-day secured revolving credit facility with a syndicate of lenders. In connection with the execution of the MFGI secured facility, the Company paid a one-time fee to participating lenders of $1.1 million recorded in Other assets which will be amortized over the life of the facility.

Under the MFGI secured facility, MFGI pays a commitment fee on the undrawn amount of 20 basis points per annum. Loans under the MFGI secured facility bear interest on the principal amount outstanding, at the option of MFGI, at either (i) the higher of (x) the average of the rates on the offered side of the federal funds market quoted by three interbank federal funds brokers and (y) the Eurodollar rate for a one-month interest period, each plus 1.25%, or (ii) a periodic fixed rate equal to the rate appearing on the Reuters Screen LIBOR01 for U.S. Dollars plus 1.25%. On all outstanding amounts, the MFGI secured facility is secured by eligible collateral owned by MFGI and is guaranteed by the Company and one of its financing subsidiaries. At June 30, 2011, there was no outstanding balance under the MFGI secured facility.

The borrowings, so long as the MFGI secured facility is in effect and there are loans outstanding under that facility, are subject to the terms and conditions set forth in the MFGI secured facility. The MFGI secured facility includes a covenant requiring MFGI’s consolidated tangible net worth at any time not to be less than $227.3 million.

Liquidity Facility

At March 31, 2010, the Company had a $1,500.0 million unsecured committed revolving credit facility maturing June 15, 2012 (the “liquidity facility”) with a syndicate of banks.

On June 29, 2010, the liquidity facility was amended (the “Amendment”) (i) to permit the Company, in addition to certain of its subsidiaries, to borrow funds under the liquidity facility and (ii) to extend the lending commitments of certain of the lenders by two years, from June 15, 2012 (the “Old Maturity Date”) to June 15, 2014 (the “Extended Maturity Date”). Aggregate commitments under the amended liquidity facility are approximately $1,200.9 million, of which approximately $689.6 million is available to the Company for borrowing until the Extended Maturity Date, and approximately $511.3 million is available for borrowing until the Old Maturity Date. On June 15, 2012, outstanding borrowings subject to the Old Maturity Date (currently equal to approximately $145.6 million) will become due. Under the terms of the amended liquidity facility, the Company may borrow under the available loan commitment subject to the Extended Maturity Date to repay the outstanding balance on the Old Maturity Date.

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

On borrowings in excess of $500.0 million related to the total liquidity facility, the Company will only pay a facility fee of 10 basis points per annum and LIBOR plus 0.40% per annum with respect to commitments and loans maturing on the Old Maturity Date. With respect to commitments and loans maturing on the Extended Maturity Date, pricing is unchanged on amounts in excess of $500.0 million of the total liquidity facility.

In all cases, borrowings are subject to the terms and conditions set forth in the liquidity facility which contains financial and other customary covenants. The amended liquidity facility includes a covenant requiring the Company to maintain a minimum consolidated tangible net worth of not less than the sum of (i) 75% of the pro forma Consolidated Tangible Net Worth as of March 31, 2010 after giving effect to the offering by the Company of equity interests on June 2, 2010, including exercise of the underwriters’ option to purchase additional shares, and the consummation in whole or in part of the offer to exchange of the Company dated June 1, 2010 plus (ii) 50% of the net cash proceeds of any offering by the Company of equity interests consummated after the second amendment effective date plus (iii) 25% of cumulative net income for each completed fiscal year of the Company after the second amendment effective date for which consolidated net income is positive. The amended liquidity facility also requires the Company to limit its Consolidated Capitalization Ratio to be no greater than 40.0% prior to March 31, 2011; 37.5% on or after March 31, 2011 and before March 31, 2012; and 35.0% on or after March 31, 2012. Furthermore, commencing on March 31, 2012, the amended liquidity facility also requires the Company to limit its Consolidated Leverage Ratio as at the last day of any period of four fiscal quarters to be no greater than 3.0 to 1.0. Under the amended liquidity facility, the Company has agreed that it will not use proceeds of any borrowing under the liquidity facility to redeem, repurchase or otherwise retire any 9% Convertible Notes. Furthermore, beginning March 31, 2012, the Company will not permit at any time prior to July 1, 2013, cash and cash equivalents to be less than the entire outstanding amount of the 9% Convertible Notes.

The amended liquidity facility continues to provide that if (i) the Company fails to pay any amount when due under the facility, (ii) or to comply with its other requirements mentioned above, (iii) if the Company fails to pay any amount when due on other material debt (defined as $50.0 million or more in principal) (iv) or other material debt is accelerated in whole or in part by the lenders, (v) or upon certain events of liquidation or bankruptcy, an event of default will occur under the facility. Upon an event of default, all outstanding borrowings, together with all accrued interest, fees and other obligations, under the facility will become due and the Company will not be permitted to make any further borrowings under the facility. In May 2011, for purposes of prudent liquidity management, the Company borrowed $50.0 million from the liquidity facility and the Company intends to continue using, from time to time, the liquidity facility for liquidity management. As of June 30, 2011 and March 31, 2011 $342.0 million and $367.0 million, respectively, were outstanding under the liquidity facility with the remainder available to the Company. The Company has classified the $342.0 million of outstanding loans at June 30, 2011 under the liquidity facility as short term debt. In connection with the Amendment, the Company paid a one-time fee to participating lenders of $6.8 million recorded in Other assets which will be amortized over the life of the facility.

The Company also has other credit agreements with financial institutions, in the form of trading relationships, which facilitate execution, settlement, and clearing flow on a day to day basis for its clients, as well as provide evidence, as required, of liquidity to the exchanges the Company conducts business on. The Company had $5.9 million of outstanding issued letters of credit as of June 30, 2011.

As of June 30, 2011, the Company’s available liquidity and long-term capital increased to $2,982.7 million from $2,748.8 million, as of March 31, 2011. The Company’s management views long-term capital as all sources of debt and equity from its consolidated balance sheet which includes excess capital. An analysis of its available liquidity and long-term capital position is as follows:

(dollars in millions)	June 30, 2011	March 31, 2011
Client Assets
Non-Segregated Payables to customers	$1,370.2	$1,186.3
Non-Segregated Collateral	251.1	233.8

	1,621.3	1,420.1
Undrawn Liquidity Sources
Liquidity Facility—Undrawn Portion	858.9	833.9

	858.9	833.9
Long-Term Capital
Equity	1,389.6	1,373.7
Preferred Stock (Notional Value)	190.4	190.4
Convertible Notes (Par Value) (1)	475.3	475.3
Less: Non-Earning Assets (2)	(525.1)	(515.6)

	1,530.2	1,523.8
Less: Required Capital (3)	(1,027.7)	(1,029.0)

Excess Capital	502.5	494.8
Total Available Liquidity and Long-Term Capital (4)	$2,982.7	$2,748.8

(1)	The Company has 1.875% and 9% Convertible Notes, due 2016 and 2038, respectively, in an aggregate amount of $287.5 million and $187.8 million, respectively. See Note 10 to the consolidated financial statements for further information.
(2)	Non-earning assets consists of other receivables, memberships in exchanges, furniture, equipment and leasehold improvements, goodwill, intangible assets and other assets, excluding trading related balances.
(3)	Includes regulatory early warning amounts.
(4)	These amounts represent the sum of the Company’s available liquidity sources and committed and uncommitted long-term capital.

Analysis of Cash Flows

The Company prepares its statement of cash flows in accordance with U.S. GAAP. This may not reflect its daily cash flows or impact of its clients’ transactions on its working capital position. The following tables present, for the periods indicated, the major components of net increases/ (decreases) in cash and cash equivalents:

(dollars in millions)	Three months ended June 30,
	2011	2010
Cash flows from:
Operating activities	$100.6	$(359.6)
Investing activities	(19.3)	(11.2)
Financing activities	(23.1)	164.3
Effect of exchange rate changes	1.8	(2.1)

Net increase/(decrease) in cash and cash equivalents	$60.0	$(208.6)

Operating Activities

Net cash provided by operating activities was $100.6 million in the three months ended June 30, 2011 compared to cash used in operating activities of $359.6 million in the three months ended June 30, 2010. Net cash from operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, gains on sale of exchange seats and shares, impairment of assets, stock-based compensation expense, loss on extinguishment of debt, and deferred income taxes, as well as the effects of changes in working capital. During the three months ended June 30, 2011, the Company recorded impairment charges of $0.7 million related to goodwill, amortization of debt issuance costs of $2.3 million and an accretion of debt discount of $3.1 million. During the three months ended June 30, 2010, the Company recorded impairment charges of $0.8 million related to goodwill and amortization of debt issuance costs of $1.7 million. Working capital results in the most significant fluctuations to cash flows from operating activities, primarily reflecting (1) the levels of its collateralized financing arrangements, including repurchase and resale agreements, securities borrowing/lending transactions, securities owned and securities sold, not yet purchased (2) the levels of its restricted cash and (3) payables to customers due to margin and contractual commitments. Collateralized financing arrangements often result in significant fluctuations in cash flows, as cash is often received or used as collateral in these arrangements, and therefore the level of activity in these transactions at period-end directly impacts its cash flows from operating activities, without a specific correlation to its revenues or net income. Therefore, if cash provided under collateralized financing arrangements increased from one period to the next, this will be reflected as a cash outflow from operating activities. In the three months ended June 30, 2011, and 2010, these arrangements resulted in net cash used of $3,097.3 million and net cash received of $4,875.0 million, respectively. This was offset by changes in securities owned and securities sold, not yet purchased in the three months ended June 30, 2011, and 2010, resulting in cash received of $2,508.4 million and cash used of $5,282.8 million, respectively. Overall, in the three months ended June 30, 2011, the movements in these arrangements drove the increase in cash flows from operating activities. Furthermore, the Company’s levels of restricted cash also impact its operating cash flows, which for the three months ended June 30, 2011 and 2010 resulted in cash provided of $455.7 million and $198.5 million, respectively. This activity directly impacts the Company’s operating cash flows, as was evidenced during the three months ended June 30, 2011.

The Company’s client activities generate or use operating cash flows, which the Company finances through yield enhancement activities discussed below. There has been a change in its balance sheet from March 31, 2011 to June 30, 2011, and the Company analyzes the changes to its client activities and how the Company has financed these activities as follows:

(dollars in billions)	June 30, 2011	March 31, 2011	Change
Drivers of Liquidity—Client Activity
Receivables—Customers, net of allowances	$0.3	$0.3	$—
Payables—Customers	(13.5)	(13.6)	0.1
Receivables—Brokers, dealers, and clearing organizations	4.6	4.2	0.4
Payables—Brokers, dealers, and clearing organizations	(1.8)	(1.1)	(0.7)

Net (uses)/sources				(0.2)

Yield Enhancement Activities
Cash and cash equivalents	0.7	0.6	(0.1)
Restricted cash and segregated securities	10.9	11.3	(0.4)
Securities purchased under agreements to resell	12.0	9.4	2.6
Securities sold under agreements to repurchase	(17.9)	(16.6)	(1.3)

Net			0.8
Securities borrowed	4.9	2.9	2.0
Securities loaned	(1.6)	(1.4)	(0.2)

Net			1.8
Securities owned	11.6	10.8	0.8
Securities sold, not yet purchased, at fair value	(8.3)	(5.1)	(3.2)

Net			(2.4)

Net funding sources/(uses)				0.2

				$0.0

Investing Activities

Net cash used in investing activities was $19.3 million during the three months ended June 30, 2011, as compared to $11.2 million for the three months ended June 30, 2010, respectively. These activities primarily relate to proceeds received from the sale of seats and shares related to exchange memberships, offset by purchase of exchange memberships, and furniture, equipment and leasehold improvements. In the three months ended June 30, 2011, cash used in connection with earn-out payments related to prior acquisitions was $0.7 million, as compared to $0.8 million during the three months ended June 30, 2010. Additionally, cash used to purchase furniture, equipment and leasehold improvements was $21.1 million, as compared to $10.4 million during the three months ended June 30, 2010. In the three months ended June 30, 2011, the Company received proceeds from the sale of memberships in exchanges of $2.1 million and a dividend of $0.4 million from excess exchange membership shares.

Financing Activities

Net cash used in financing activities was $23.1 million, as compared to cash provided of $164.3 million during the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, these financing activities mainly related to the borrowings from the Company’s liquidity facility for purposes of prudent liquidity management of $50.0 million, proceeds from other short-term borrowings of $8.1 million, offset by the payment of debt issuance costs of $1.3 million related to the MFGI secured facility and issuance of the 1.875% Convertible Notes, the repayment of $75.0 million under the Company’s liquidity facility and the payment of preferred dividends of $5.0 million. During the three months ended June 30, 2010, financing activities mainly related to the net proceeds from the issuance of the Company’s Common Stock of $174.8 million and proceeds from other short-term borrowings of $4.0 million, which was offset by the payment of debt issuance costs related to the amendment of the Company’s liquidity facility of $6.8 million and the payment of preferred dividends of $7.7 million.

Dividend Policy

The Company does not intend to pay any cash dividends on its shares of Common Stock in the foreseeable future and the Company intends to retain all its future earnings, if any, to fund the development and growth of its business. Any future determination whether or not to pay dividends on its shares of Common Stock will be made, subject to applicable law, by its board of directors and will depend upon its results of operations, financial condition, capital requirements, regulatory and contractual restrictions, its business and investment strategy and other factors that its board of directors deem relevant.

On July 26, 2011, the Company’s Board of Directors declared a quarterly dividend on the Series A Preferred Stock and Series B Preferred Stock in amounts of $4.0 million and $1.0 million, respectively. These dividends had a record date of August 2, 2011, and will be paid on August 15, 2011.

Off-Balance Sheet Arrangements and Risk

The Company is a member of various exchanges and clearing organizations. Under the standard membership agreement, members are required to guarantee the performance of other members and, accordingly, if another member becomes unable to satisfy its obligations to the exchange, all other members would be required to meet the shortfall. The Company’s liability under these arrangements is not quantifiable and could exceed the cash and securities the Company has posted as collateral. However, management believes that the potential for the Company to be required to make payments under these arrangements is remote. Accordingly, no contingent liability is carried in the accompanying consolidated balance sheets for these arrangements.

The Company’s client financing and securities settlement activities require the Company to pledge client securities as collateral in support of various secured financing sources, such as securities loaned. In the event the counterparty is unable to meet its contractual obligation to return client securities pledged as collateral, the Company may be exposed to the risk of acquiring securities at prevailing market prices in order to satisfy its client obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposure. In addition, the Company establishes counterparty limits for such activities and monitors compliance on a daily basis.

In the normal course of business, the Company’s client activities involve the execution, settlement and financing of various transactions. These activities may expose the Company to off-balance sheet risk in the event its client or the other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty with which the Company conducts business. See “Liquidity and Capital Resources—Credit Facilities and Sources of Liquidity” above for discussions of letters of credit issued to the Company’s clients.

Certain resale and repurchase transactions involve the sale and repurchase of the underlying collateral which generally mature on the same date as the underlying collateral. These transactions are accounted for as sales and purchases, and the Company de-recognizes the related assets and liabilities from its consolidated balance sheets, and records a forward repurchase or forward resale commitment, in accordance with the accounting standard for transfers and servicing. These transactions are generally collateralized with investment grade securities, including obligations of the U.S. government, government sponsored entities and federal agencies. These transactions are also collateralized with European sovereign debt. For repurchase transactions that are accounted for as sales, the

Company maintains the exposure to the risk of default of the issuer of the underlying collateral assets, such as U.S. government obligations or European sovereign debt. The forward repurchase commitment represents the fair value of this exposure and is accounted for as a derivative. The value of the derivative is marked to market and movements in the value of the derivative may cause volatility in the Company’s financial results until the underlying collateral matures. At maturity, the Company is required to redeem the underlying collateral at par, which may cause the Company to recognize losses if the value of the collateral is less than par. If the value of the collateral at maturity is less than the repurchase price, for example due to an issuer default, the Company would not be able to recover the cost of the repurchase price and would incur a loss, which would adversely affect its operating results and cash flow. For a description of market and credit risks associated with these commitments see “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Disclosures about Market Risk—Risk Management.”

At June 30, 2011, securities purchased under agreements to resell and securities sold under agreements to repurchase of $5,233.2 million and $16,548.5 million, respectively, at contract value were de-recognized. At March 31, 2011, securities purchased under agreements to resell and securities sold under agreements to repurchase of $1,495.7 million and $14,520.3 million, respectively, at contract value, were de-recognized. See Note 3 to the unaudited consolidated financial statements for further details.

Critical Accounting Estimates

The preparation of the Company’s unaudited consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Company’s unaudited consolidated financial statements and on the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other factors that the Company believes is reasonable under the circumstances. The Company considers these accounting estimates to be critical because changes in underlying assumptions or estimates could have the potential to materially impact its financial statements.

The Company’s significant accounting policies are summarized in Note 2 and throughout the footnotes to its unaudited consolidated financial statements. The Company believes that certain of these policies are critical because they are important to the presentation of its financial condition and results. On an ongoing basis, the Company evaluates its estimates and assumptions, particularly as they relate to accounting policies that the Company believes are most important to the presentation of its financial condition and results of operations. The Company regards an accounting estimate or assumption to be most important to the presentation of its financial condition and results of operations where the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and the impact of the estimate or assumption on its financial condition or operating performance is material.

The Company’s critical accounting policies and estimates are summarized in Item 7 of its 2011 Annual Report on Form 10-K.

Fair Value of Financial Instruments

The Company carries a significant portion of its assets and liabilities at fair value. These assets and liabilities consist of financial instruments, including cash and derivative products, and primarily represent its investment, trading, financing and customer facilitation activities. Financial instruments are recorded in the financial statements on a trade-date basis and they include related accrued interest or dividends. Changes in the fair value of financial instruments are recognized in earnings within Principal transactions in the Company’s unaudited consolidated statements of operations.

The Company adopted the provisions under ASC 820, Fair Value Measurements, as of April 1, 2008. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an “exit” price. The Company marks its financial instruments based on quoted market prices, where applicable. Based on market convention the Company marks its financial instruments based on product class which is generally bid or mid price. If listed prices or quotes are not available, the Company determines fair value based on comparable market transactions, executable broker quotes, or independent pricing sources with reasonable levels of price transparency. Fair value measurements are not adjusted for transaction costs.

Credit risk is a component of fair value and represents the loss the Company would incur if a counterparty or an issuer of securities or other instruments the Company holds fails to perform under its contractual obligations to the Company, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, the Company holds. To reduce its credit exposures in its operating activities, the Company generally enters into agreements with its counterparties that permit the Company to offset receivables and payables with such counterparties and obtain margin and/or collateral from the counterparty on an upfront and ongoing basis. The Company monitors and manages its credit exposures daily. The Company considers the impact of counterparty credit risk in the valuation of its assets and its own credit risk in the valuation of its liabilities that are presented at fair value.

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

Refer to Note 5, Fair Value Measurements and Derivative Activity, for the analysis prepared as of June 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income—Presentation of Comprehensive Income (“ASU No. 2011-05”).

ASU No. 2011-05 will align U.S. GAAP guidance on presentation of comprehensive income more closely with the International Financial Reporting Standards (“IFRS”). However, other differences in reporting comprehensive income still remain between U.S. GAAP and IFRS. The Company will adopt ASU No. 2011-05 in the first quarter of fiscal 2013 and does not expect material changes to its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 generally represents clarifications to the current fair value measurement standard under U.S. GAAP and hence many of its amendments are not intended to result in a change in the application of the requirements of the current standard. However, ASU No. 2011-04 does include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The Company will adopt ASU No. 2011-04 in the fourth quarter of fiscal 2012. The Company is currently assessing the impact it will have on its consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing—Reconsideration of Effective Control for Repurchase Agreements (“ASU No. 2011-03”). ASU No. 2011-03 removes from the assessment of effective control the requirement that the transferor has the ability to repurchase or redeem the financial asset that was transferred and the related collateral maintenance implementation guidance. The Company will adopt ASU No. 2011-03 in the fourth quarter of fiscal 2012 and does not expect a material impact on its consolidated financial statements upon adoption.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU No. 2010-06”). The guidance in ASU No. 2010-06 provides amendments to ASC 820 which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, with regards to Level 3 assets, ASU No. 2010-06 now requires that a reporting entity should present separately information about purchases, sales, issuances and settlements on a gross basis in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The Company adopted the new disclosures and clarifications of existing disclosures in the fourth quarter of fiscal 2010. The Company adopted the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements in the first quarter of fiscal 2012 with no material impact to its consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

Overview

The Company is exposed to numerous risks in the ordinary course of its business, and effective risk management is critical to the success of its business. The Company has a comprehensive risk governance structure and management processes through which the Company monitors, evaluates, and manages the risks the Company assumes in conducting its business. The principal risks the Company faces include market risk (within which the Company includes issuer default risk), credit risk, regulatory capital risk, liquidity risk and operational risk.

Governance

The Company’s enterprise risk governance framework involves the oversight of its Board of Directors together with the Company’s risk oversight committees, policies and procedures, and defined delegation of authority. The Company’s Board-approved risk appetite and strategic objectives translate to defined risk tolerances and oversight processes and, subsequently, strictly enforced delegations of authority and concomitant controls, which are designed to ensure its operation within those risk tolerances.

The Chief Risk Officer (“CRO”), who reports to the Company’s President and Chief Operating Officer, leads the Risk department and is delegated certain authorities from the Board. The CRO reports and advises on market, credit, issuer and operational risk matters. The CRO and senior management promote companywide compliance to its enterprise risk management framework. The CRO is supported by several regional risk officers and a global team to implement the framework.

The risk oversight committees monitor and manage risk company-wide and report on risk at the Board and senior management levels. Dedicated committees address various financial, non-financial and regional risks. The Company’s senior management leads and actively participates in many of these risk committees. Risk officers are active participants in many strategic and business committees. The Company believes that effective risk management is only possible with effective communication and maintaining an open dialogue between the Board, senior management, business areas, and the Risk department.

The enterprise risk management framework employs this governance structure, which is intended to embed a strong risk culture and clearly define roles and responsibilities for risk taking, processing, reporting, and control. The enterprise risk management framework comprises the activities and methods through which the Company maintains risk within acceptable risk tolerances. Business areas, pursuant to delegated authority, have primary responsibility for risk management. Working with the business areas, the Risk department seeks to identify, assess, measure, monitor and limit the risks consistently across the Company’s businesses. The internal audit department and audit committee further provide independent control and assurance of the risk-management process.

Process

Processes and procedures are key components of the Company’s risk management. The basis for its culture regarding risk-taking activities is the risk appetite. The Company establishes limits for each of its businesses based on its risk appetite, which is set by the Board. Business areas, pursuant to delegated authority, have primary responsibility for risk management by balancing their ability to profit from revenue-generating activities with their exposure to potential losses. Working with the business areas, the Risk department established a suite of limit techniques including, but not limited to, mandate limits applicable to specific businesses and risk types, value-at-risk, and stress scenario testing.

The Company has established and documented mandates for market risk assumed by its revenue-generating areas. For certain revenue-generating areas the risk mandates are supplemented with intra-day and overnight monitoring against the prescribed limits, both by the business areas and the Risk department. The Market Risk department quantifies and assesses risks, and escalates breaches to risk limits.

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

People

All of the Company’s employees are considered risk managers. Employees are expected and encouraged to escalate risk incidents and any matters of concern to management and to its compliance and risk departments in order to effectively manage risk.

The Company’s senior management is responsible for implementing the risk management framework. The Company continually seeks to improve its technology and processes. In addition, the Company believes that effective risk management requires its people to make judgments, interpretations and key business decisions that cannot entirely be controlled by process and technology. The Company strives to build a strong risk management team, which works closely with its management and business areas to deliver effective risk management. The Company’s Risk department managers provide the additional support in understanding and controlling the nuances and limitations of the risk measures deployed. While the Company seeks to implement an effective risk management framework and process, the Company may incur losses as a result of ineffective processes, technologies or strategies.

Market Risk

Market risk refers to the risk of loss due to changes in the value of financial instruments, positions and investments resulting from fluctuations in the level of market factors. The Company holds inventory of securities positions and investments for its market making and client facilitation principal activities and proprietary activities as well as treasury operations. Accordingly, the Company is exposed to risks related to movements in interest rates, currency exchange rates, security and commodity prices, yield curves, issuer risk including changing credit spreads, changes in ratings and the possibility of issuer defaults, mortgage spreads and implied volatilities. The Company is also exposed to changes in instrument and market correlations.

The Company is exposed to market risk from its market making and client facilitation principal activities, proprietary activities, other company investments, and treasury operations. The Company’s treasury and other company investments include those made for cash and asset liability management, including held-to-maturity investments and repo-to-maturity transactions. A held-to-maturity investment is a security that the Company has the ability and intent to hold until its date of maturity and does not intend to sell or trade. A repo-to-maturity transaction is a repurchase agreement that matures on the same date as the underlying collateral. The market risks the Company is exposed to in held-to-maturity and repo-to-maturity activities include, but are not limited to, interest rate, credit spread, rating downgrade and issuer default risks.

The Company is exposed to market risk from its market making and client facilitation principal activities and proprietary activities through the positions the Company carries in debt and fixed income securities and through the investments the Company makes related to client cash and margin balances.

Currency rate risk includes the risk from its proprietary and principal activities, and from its assets held outside of the United States. A portion of its assets and liabilities must be held in foreign currencies to meet operational, regulatory and other obligations of its non-U.S. operations. This exposure is discussed further below in “Currency Risk.”

Commodity price risk arises from the possibility that commodity prices will fluctuate, affecting the value of instruments directly or indirectly linked to the price of the underlying commodity. The Company is exposed to commodity prices through its proprietary, market making and matched principal transactions in the agricultural, metals and energy markets.

The Company is exposed to equity price and volatility risk, as a consequence of its proprietary, client facilitation and market making activities. The Company is also exposed to additional event risks, including regulatory, capital, funding and liquidity, and tax in these activities.

The Company manages these exposures by limiting the size and concentration of positions that it holds in accordance with its risk appetite and in accordance with instructions from the delegated authorities, both approved by the Board. The risk taken by its business areas, especially its revenue-generating areas, is approved in defined risk mandates as delegated by the CRO. The Company’s business areas are responsible for these risks and are expected to operate within these prescribed mandates. Business areas are also responsible for managing their risk-revenue expectations in collaboration with the Risk department. End-of-day, and for certain businesses, intra-day monitoring processes mitigate risk taking in excess of the Company’s risk appetite.

The Company employs different techniques to measure and dynamically monitor its market risk exposures. These controls and metrics are prescribed in the risk mandates.

The Market Risk department measures, monitors, reviews and escalates exposures of its portfolios using value-at-risk and stress testing scenarios. The Market Risk department distributes daily reports with value-at-risk based measures to varying levels of management. Other risk monitoring and assessment techniques include but are not limited to:

•	concentration limits based on open interest, market issuance, and trade volume;

•	risk limits to ensure diversification of instruments and issuers within a portfolio;

•	limits to maintain the size of portfolios within the target strategy, and limits related to liquidation costs;

•	authorized product lists of instruments and securities consistent with the objective strategy of the portfolio;

•	limits to keep the liquidity and capital usage of market risk portfolios within its mandates;

•	notional limits for delivery and settlement processes;

•	limits for adequacy of margin requirements for traded products;

•	sensitivity limits and risk measurement parameters (i.e. “the Greeks” and 1 basis point sensitivity to interest rates and credit spreads);

•	issuer and country credit limits; and

•	stress scenario limits.

Positions are monitored and reviewed intra-day, where appropriate, and end-of-day to identify any accounts trading beyond pre-set limits and parameters. Escalations are made and actions are taken in line with the Company’s policy.

Despite its formalized risk framework, the Company may not review and assess every transaction and may not be able to monitor the impact of market movements on every position, particularly intra-day, given its high transaction volume. Additionally, sudden movements or disruptions in the market could cause adverse changes to its market risk exposures. While the Company uses a variety of techniques to monitor market risk, the risk management tools and systems the Company uses may not effectively control this exposure.

The Company also depends on third party providers or systems to prepare its risk monitoring reports and metrics. System interruptions or failures could cause a disruption to its risk management process and therefore its business. The mathematical models and methodologies that are derived from its risk monitoring processes and systems are also subject to potential flaws, operational risks and limitations. The Company uses reasonable efforts to ensure accuracy of these models and methodologies. However, there is a possibility of error which can potentially result in losses and disruptions.

Currency Risk

For currency rate risk, the Company regularly monitors movements in certain currencies. The Company’s revenues and expenses are denominated primarily in U.S. dollars, British pounds and Euros. Additionally, for certain entities in the U.K. and Singapore, the functional currency is U.S. dollars. Therefore, while operating expenses for these entities are paid in local currency, they are accounted for in the financial statements in U.S. dollars. The translation from local currency to U.S. dollars for these entities can impact the Company’s consolidated financial results as exchange rates vary. As part of its standard processes, the Company seeks to mitigate its exposures to foreign currency exchange rates through hedging transactions.

The table below shows the approximate increase in the Company’s other expenses due to instantaneous 10% adverse currency-exchange rate movements against the U.S. dollar in its major currency exposures for the three months ended June 30, 2011:

	Adverse exchange rate movement against the U.S. dollar	Approximate increase in General and Other expenses (in millions)
British pounds	10%	$5.3
Euro	10%	$0.6
Australian dollar	10%	$0.8
Singapore dollar	10%	$0.6

Value-At-Risk

Value-at-risk is an estimate of the potential loss in value due to adverse market movements over a defined time horizon at a specified confidence level. The Company reports using a 95% confidence level calibration over a one-day time horizon. The reported value-at-risk indicates a threshold at which the expected loss over one day will not exceed that value more than 5% of the trading days of the year. The Company uses a Monte Carlo Simulation methodology for measuring and reporting value-at-risk, which is tested and verified against historic value-at-risk. The model uses 3 years of historic data to characterize and emulate changes in market risk factors. Value-at-risk and related limits are further supplemented with stress risk measures and limits as well as mandate limits.

The value-at-risk model to measure the Company’s principal-position risk characteristics requires a number of assumptions and approximations. While the Company believes that these assumptions and approximations are reasonable, the Company also believes that value-at-risk is not appropriate to all of its activities; therefore, the Company supplements value-at-risk measurements with additional risk management controls and techniques. No standard methodology for estimating value-at-risk exists, and different assumptions and / or approximations could produce materially different value-at-risk estimates. Value-at-risk measures have inherent limitations, including:

•	historical market conditions and historical changes in market risk factors may not be accurate predictors of future market conditions or future market risk factors;

•	value-at-risk measurements are based on current positions, while future risk depends on future positions;

•	value-at-risk measurements are based on a one-day measurement period and do not fully capture the market risk of positions that cannot be liquidated or hedged within one day;

•	value-at-risk is not intended to capture worst-case (i.e., “tail”) scenario losses and the Company could incur losses greater than the value-at-risk amounts reported;

•

value-at-risk is not an effective tool for understanding underlying risk drivers and therefore value-at-risk measurements must be analyzed in conjunction with other risk tools, measurements, and techniques; and

•	value-at-risk does not capture risks associated with liquidity and depth of the market.

It is implicit in a value-at-risk methodology that individual positions possess risk characteristics that do not aggregate and to some extent offset each other, which is referred to as the diversification benefit. Certain diversification benefit is inherent in the Company’s market risk portfolio and is dependent on historic correlations used within its methodology. The correlation implied from historic data may not always predict the future accurately. The diversification benefit therefore may not be realized.

As of June 30, 2011, the Company’s quarterly average end-of-day value-at-risk for financial positions taken for its trading accounts including proprietary activities, client facilitation and market making, estimated at a 95% confidence level over a one-day time horizon using a Monte Carlo methodology, was $2.8 million. The table below presents the quarterly average, minimum and maximum trading value-at-risk, for the three months ended June 30, 2011:

	June 30, 2011
Risk Categories	Average	Minimum	Maximum
(dollars in thousands)
Commodities	$1,179	$799	$1,371
Equities	1,364	1,094	1,516
Fixed Income	2,787	2,231	3,753
Foreign Exchange	669	390	1,038
Diversification effect (1)	(2,950)	(2,005)	(3,818)

Total	$3,049	$2,509	$3,860

(1)	Equals the difference between total value-at-risk and the sum of the value-at-risk for the four risk categories. This arises because the market risk categories are not perfectly correlated.

This value-at-risk calculation does not include the Company’s investments in held-to-maturity investments, repo-to-maturity transactions, investments made for asset-liability management including investments of client funds, and exchange shares and securities deposited at exchanges and clearing organizations. Held-to-maturity investments and repo-to-maturity transactions are expected to be held to maturity, are excluded from the Company’s trading accounts, and are expected to have limited earnings volatility unless impacted by issuer risk (changes in credit spreads, changes in credit ratings, and possibility of issuer default), and as such are better represented by other risk measures and not included in value-at-risk. The market-risk from the Company’s asset-liability management activities, including investments made for client funds, is not included in value-at-risk, as this is better represented by other risk measures. The Company measures and manages this exposure using techniques prescribed in its risk mandate. The exchange shares, which are long term investments required for its business activities, are not considered a trading activity and therefore, are also not included in value-at-risk.

For transactions and investments not included in value-at-risk, the Company is exposed to market risk based on the credit worthiness of the issuer, including the U.S. government and its agencies, sovereign countries and issuers of investment grade corporate bonds. The table below presents the notional value of the issuer risk of the transactions and investments outside the trading portfolio as of June 30, 2011 net of hedging transactions the Company has undertaken to mitigate issuer risk. The other sovereign obligations referenced in the two below tables are issued by a group of western European countries, consisting of Italy, Spain, Belgium, Portugal and Ireland, which have a weighted average maturity for long positions of October 2012. The Company also constrains the tenor of country maturities as a means to mitigate issuer default risk. For example Portugal and Ireland carry a weighted average maturity of February 2012. The entire portfolio matures by December 2012, which is prior to the expiration of the European Financial Stability Facility. For additional information about repo-to-maturity transactions, see Note 3 to the unaudited consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Off-Balance Sheet Arrangements and Risk.” From time to time, and in addition to short positions in its non-trading book, the Company also takes short positions in its trading book to mitigate its issuer credit risk further. Corporate bonds are investment grade debt of major corporations, mostly in the U.S. and U.K.

Category	Notional Value (in billions)
U.S. government and federal agency obligations	$8.5
Other sovereign obligations	$6.4
Corporate bonds	$2.9

The table below presents the 10 basis point sensitivity of credit spreads for the obligations of U.S. government and federal agency obligations; the 10 basis point sensitivity of credit spreads for other sovereign obligations, and the 10 basis point sensitivity of credit spreads for the corporate bonds, as of June 30, 2011.

Category	10 bp sensitivity (in millions)
U.S. government and federal agency obligations	$10.6
Other sovereign obligations	$10.7
Corporate bonds	$4.3

This sensitivity analysis of the impact of a 10 basis point change in credit spreads to the change in value of these instruments is reflective of the issuer risk (including changes in credit spread, changes in credit ratings and possibility of issuer default) inherent within the portfolio. The change in value will not be realized unless there is a default of the issuer of the underlying securities, as the Company intends to hold the portfolio to maturity. However, for resale and repurchase transactions accounted for as sales and purchases, we record a forward repurchase or forward resale commitment in accordance with the accounting standard for transfers and servicing, which together is accounted for as a derivative. The value of the derivative is subject to mark to market movements based on the value of the underlying collateral, which may cause volatility in our financial results until maturity of the underlying collateral, and which will not be realized unless there is a default of the issuer of the underlying securities. As of June 30, 2011 the impact on the value of this derivative of a net 10 basis point move of sovereign credit spreads and the repurchase rates financing these sales, is approximately $10.8 million.

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

In its business the Company acts as both an agent and principal in providing execution and clearing services for listed and OTC transactions, which exposes the Company to credit risk. The Company also makes investments in certain securities which expose the Company to credit risk. Additionally, its business requires the Company to post collateral and make deposits at financial institutions and intermediaries. Sources of the Company’s exposure to credit risk include exposure to:

•

financial institutions, clearing organizations, exchanges and other counterparties with whom the Company places both its own funds or securities and those of its clients, including the posting of margins;

•	sovereign entities and corporations that are downgraded or default on their respective obligations that the Company owns as securities;

•	counterparties with whom the Company has resale and repurchase agreements or securities borrowing and lending activities;

•	clients and counterparties that are unable or unwilling to meet their obligations due to losses arising from adverse market moves;

•	clients and counterparties to whom the Company extends financing lines;

•	clients and counterparties through clearing and settlement operations;

•	clients who owe the Company commissions; and

•	credit concentration risks.

The Company is exposed to losses when clients are not able or willing to meet their obligations to the Company and their posted margin is insufficient to satisfy the deficit. Similarly, the Company is also exposed to clients to whom the Company provides secured (i.e., collateralized), unsecured and risk-based financing lines to cover initial and variation margin. Financial markets are volatile and an adverse market movement can quickly cause a significant trading loss for a client. The Company’s principal client-based credit risk can also arise when a client’s margin collateral cannot support trading obligations due to the client’s trading activity. Global economic conditions can have an impact on the financial fortitude of businesses across all industries, potentially affecting the ability and likelihood of repayment to the Company. Many of the Company’s exposures with clients and counterparties are subject to netting agreements which can reduce the net exposure to the Company.

The Company provides execution and clearing services for its clients. In this industry, the Company’s default risks include both pre-settlement and settlement risk. Pre-settlement risk is the possibility that, should a counterparty default on its obligations, the Company could incur a loss when the Company covers the resulting open position because the market price has moved against the Company. Settlement risk is the possibility that the Company may pay or release assets to a counterparty and fail to receive the settlement in turn.

For execution-only clients, the Company earns a commission for executing trades on an agency basis. For these customers, the Company’s principal credit risk arises from the potential failure of its clients to pay commissions (“commission risk”). The Company is also exposed to the risk that a clearing broker may refuse to accept a client’s trade, which would require the Company to assume the positions and the resulting market risk. In such cases, the positions are reconciled with the broker or liquidated.

In the ordinary course of its business, the Company may be exposed to certain concentrations of credit risk, which is a large exposure to a single client or counterparty, exposure to a group of connected clients or counterparties, or multiple exposures to a group of unrelated clients or counterparties whose risk of default is driven by common factors – for example, a similar business, industry, geographical location or product exposure. The Company may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, or to a particular clearing house or exchange. The Company could be exposed to concentration risk in the positions the Company holds when acting as principal for a client, in its own proprietary activities and investments, as well as in the trading the Company executes to invest its excess cash or client funds.

The Company mitigates credit risk through various means. The Company manages placement and issuer risks through institutional, issuer, and concentration limits and via counterparty-creditworthiness assessments. Placement risk arises from its placement of customer and house funds at banks, financial institutions, clearing houses, exchanges, and other broker dealers. The Company conducts the same due diligence on the counterparty banks with whom the Company places clients’ segregated funds as the Company conducts on banks with whom the Company places its own and non-segregated funds. The Company regularly reviews its credit assessments and limits are monitored daily.

The Company’s Credit Risk department is an independent global function that performs credit reviews of its counterparties and clients. The credit process includes due diligence, financial analyses, reviews of past and intended trading activities, as well as internal-rating assessments. The credit review process also includes assigning counterparty or client level trading and position limits, issuer limits, country limits, and other types of credit limits to control and limit its credit exposure to individual counterparties as well as to credit concentrations. Assigned limits reflect the various elements of assessed credit risk and are revised to correspond with changes in the counterparties’ credit profiles. If the Company does not receive sufficient, accurate, timely data, or fail to analyze that data properly in its credit review process, the Company could assign improper credit limits to its counterparties, which could lead to future losses if the counterparty does not meet its obligations to the Company.

For margined transactions, which compose a large portion of the Company’s clearing business, its clients are required to maintain margin accounts with collateral to support their open trading positions. Most clients are required to cover initial and variation margin requirements within 24 hours. Although the Company initially establishes each client’s margin requirement at the level set by the respective exchanges, the Company generally has the ability to increase the requirements to levels the Company believe is sufficient to cover each client’s open positions. To assess the adequacy of margins in changing market environments, the Company conducts a variety of stress tests and, if market movements affecting client positions require, the Company requests intra-day margin calls. The Company also generally reserves the right to liquidate any client position immediately in the event of a failure to meet a margin call. If the Company fails to properly monitor client positions and accurately evaluate risk exposures, it could prevent the Company from obtaining adequate initial or increased margins from its clients sufficient to keep pace with market movements, which could then lead to uncollectable account deficits.

In line with market practices, the Company may grant secured (collateralized) and unsecured financing to some of its clients, subject to various regulatory and internal requirements, to enable clients to post initial and variation margin as well as to provide financing in repurchase agreement transactions with its counterparties. Generally, the margin financing lines the Company provides to clients and counterparties are uncommitted lines that the Company can rescind at any time and are granted based on supporting information such as client financials, rating, and credit due diligence. If the Company does not receive sufficient, accurate, timely data, or fails to analyze that data properly in its credit review process, the Company could assign improper financing limits to its counterparties, which could lead to future losses if the counterparty does not meet its obligations to the Company.

When the Company acts as clearing broker, the Company is responsible to its client for the performance of the other party. The risk that its client’s counterparty may fail to perform as expected is mitigated when the Company clears through an exchange or clearinghouse because the exchange or clearinghouse becomes the other party to its transaction. If a clearing member defaults on its obligations to an exchange or clearinghouse in an amount larger than its margin and clearing fund deposits, then the shortfall is absorbed pro rata from the deposits of other clearing members. Therefore, if the Company is a member of a clearinghouse or exchange, the Company could incur losses resulting from the defaults of other market participants. Although the Company sets limits to control these exposures at the exchange and clearinghouse, the risk is inherent in its business and is largely controlled and influenced by the regulatory bodies that impose rules on the exchanges and clearinghouses.

In addition to the credit review process, the Company employs a number of stress-testing, daily and intraday monitoring, and other techniques to closely monitor the market environment and its clients’ risks of default based upon exposures created by their open positions.

Regulatory Capital Risk

The Company’s ability to provide clearing services, which is a critical part of its business, depends heavily on its ability to maintain capital at its operating subsidiaries, including equity capital at or above specified minimum levels required by various regulators throughout the world. Additionally, principal trading activities have higher regulatory capital requirements than agency execution and clearing activities. The Company also needs capital and liquidity to protect the Company against the risk of default by its clearing clients and against clearing and settlement payment delays caused by systemic problems outside its control in one country or between countries. Various domestic and foreign government regulators, as well as self-regulated organizations (such as exchanges), with supervisory responsibility over its business activities require the Company to maintain specified minimum levels of regulatory capital in its operating subsidiaries.

To mitigate this risk, the Company continuously evaluates the levels of regulatory capital at each of its operating subsidiaries and adjusts the amounts of regulatory capital as necessary to ensure compliance with all regulatory capital requirements. Regulatory authorities may increase or decrease these requirements from time to time. The Company also maintains internal early warning levels and excess regulatory capital to accommodate periods of unusual or unforeseen market volatility, and the Company intends to continue to follow this policy. In addition, the Company monitors regulatory developments regarding capital requirements and prepares for increases in the required minimum levels of regulatory capital that may occur in the future. If not properly monitored and adjusted, its regulatory capital levels could fall below the required minimum amounts set by its regulators, which could expose the Company to various sanctions ranging from fines and censure to partial or complete restrictions on its ability to conduct business.

Liquidity Risk

Cash liquidity risk is the risk that, in the normal course of business, the Company would be unable to generate cash resources to meet its payment obligations as they arise. The Company’s core business, providing execution and clearing brokerage services, does not generally present substantial cash liquidity risk. However, the Company may be exposed to cash liquidity risk under adverse market conditions or unexpected events from this or its other activities. The Company relies on uncommitted credit lines to finance its day-to-day clearing operations. Liquidity issues, whether perceived or real, could prompt these lenders to reduce the amount of financing the Company uses to conduct its clearing operations, which in turn could prompt the Company to reduce the amount of business the Company conducts and could accelerate client withdrawals. The Company must maintain continuous access to adequate and sufficiently liquid sources of capital, including equity capital and external committed facilities on acceptable terms. The Company also must maintain its ability to obtain capital and liquidity on reasonable terms because, if it is only available at a high cost, it could significantly increase its interest expense and impair its earnings.

Under adverse market conditions, cash liquidity risk related to its exchange clearing activity may rise to a level where exchanges may require the Company to satisfy obligations relating to open client positions that exceed the amount of collateral available in its clients’ margin accounts. The Company seeks to mitigate this possibility by observing all relevant exchange margin requirements, and maintaining its own- in many cases more stringent- margin requirements intended to ensure that clients will be able to cover their positions in most reasonably-foreseeable economic environments.

The Company’s policy requires it to have sufficient liquidity to satisfy all of its expected cash needs for at least one year without access to the capital markets. In June 2007, the Company entered into a $1,500.0 million five-year revolving unsecured credit facility with a syndicate of banks which was amended in June 2010 to extend the lending commitments of certain borrowers and to change the aggregate commitments under the liquidity facility to $1,200.9 million ($858.9 million of which is undrawn at June 30, 2011). In addition, in June 2011 the Company’s U.S. regulated broker-dealer subsidiary, MFGI, entered into a $300.0 million 364-day secured revolving credit facility with a syndicate of lenders, all of which is undrawn at June 30, 2011. To support the business’ settlement and intra-day requirements, the Company also maintains committed and uncommitted credit lines with financial institutions. The Company anticipates accessing these facilities and credit lines from time to time. For additional information about the liquidity facility and the Company’s liquidity, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources.”

To manage its liquidity risk, the Company has established a liquidity policy designed to ensure that the Company maintains access to sufficient, readily available liquid assets and committed liquidity facilities. These facilities are available to both its unregulated and regulated subsidiaries. If the Company fails to properly evaluate the impact of adverse market conditions on its liquidity risk and adjust its liquid assets appropriately, the Company may not meet its financial obligations as they become due under normal or adverse market conditions.

Operational Risk

Overview

Operational risk is the risk of loss or other adverse consequence arising from inadequate or failed internal processes, people and systems or from external events. Consistent with the Company’s competitors, its operations are exposed to a broad number of these types of risks which could have a significant impact on its business. The Company further categorizes operational risk as:

•	execution, delivery and process management;

•	clients, products, and business practices;

•	business disruption and systems failures;

•	damage to physical assets;

•	employment practices and workplace safety;

•	financial integrity and reporting;

•	internal fraud; and

•	external fraud.

Operational risk is inherent in each of the Company’s business areas including revenue-generating, support and control activities; therefore, the primary day-to-day responsibility for managing operational risk rests with these areas. Each area has established processes, systems and controls to manage operational risk and is responsible for escalating incidents, issues, and control indicators. Reports are summarized for senior management and governance committees. Additionally, the Company considers the operational risk in new products, systems, and business activities as they are developed or modified.

The Company maintains a continuous and collaborative Operational Risk Management Framework which ensures that an effective environment is in place to identify, assess, measure, monitor and mitigate operational risk across all of its business areas. The Operational Risk Committee, which is chaired by the Global Head of Operational Risk and is a key component of the Enterprise Risk Management Governance structure, provides oversight of the Operational Risk Management Framework and provides a forum for senior management to assess the operational risk profile of the organization. The Global Head of Operational Risk reports to the Chief Risk Officer. The Operational Risk department is a risk management and assurance function that is independent of the revenue-generating areas. The Operational Risk department’s primary objective is to develop, implement, and maintain its Operational Risk Management Framework. The Operational Risk department works with all business areas to help ensure transparency, awareness, and accountability of risks.

Operational Risk Management

Operational risk management is a systemic process to identify, measure, and manage operational risk. It is a continuous, iterative process, which results in the acceptance, mitigation or avoidance of risk. Effective operational risk management should minimize expected losses, improve the Company’s ability to achieve its business objectives, and strengthen the overall risk management framework. The Operational Risk Management Framework continues to evolve to account for organizational changes and in response to the changing regulatory and business environment. The Company seeks to manage its operational risk through:

•	training to increase operational risk awareness;

•	engaging senior management in the identification, assessment and mitigation of operational risks;

•	establishing an effective and accessible governance structure including policies, procedures and committees;

•	maintaining an effective control environment;

•	mandating the timely escalation of risk issues and incidents;

•	communicating pro-actively with business areas, including revenue-generating, support and control functions, to discuss and identify the operational risk profile of the businesses;

•	analyzing data collected throughout the organization to assess its operational risk exposure;

•	assessing and measuring risks by combining both top-down and bottom-up approaches; and

•	coordination between the assurance functions including the Operational Risk and Internal Audit departments, Compliance, and SOX Compliance, as appropriate.

The Company’s Operational Risk Management Framework is designed to comply with Basel 2 and continues to evolve based on the changing needs of its business and regulatory guidance. The Company’s framework includes the following practices:

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

Risk Identification

Three core components of the Operational Risk Management Framework are the Incident, Indicator, and Assessment programs which help to identify and escalate the risks of the organization. The Company has a broad information collection process that is bound by global policies and procedures. Key information is stored in a centralized database for further reporting and analysis purposes.

The Operational Risk department maintains a disciplined and robust incident escalation and reporting program. The Enterprise Risk Management Policy identifies all employees as risk managers. As such, all employees have the mandate to escalate reportable incidents to their managers and the Operational Risk department. The Operational Risk department facilitates the capture of incident data which allows for useful analysis and timely dissemination of information across the organization. Additionally, external incidents, or adverse events that occur externally and do not directly impact the Company, are monitored and considered. The Operational Risk department collects external incident data, disseminates relevant information and coordinates discussions as appropriate.

Key indicators provide a monitoring tool to alert management to controls’ performance, risk levels, and trends that may be indicative of risk concerns. Selected indicator data is centrally collected by the Operational Risk department.

Risk Assessment

The Company’s assessment programs are designed to assess the current state in order to project future risks and impacts. The Company approaches the assessment of operational risk through periodic bottom-up and top-down processes through both individual and broader front-to-back discussions. Considering all available and relevant data and leveraging a consistent rating matrix to measure and report the results these assessments:

•	provide a broader understanding and awareness of the risks, the effectiveness of the controls, and the market and business environment to which each business area is exposed;

•	inform senior management and, as appropriate, the Board, on the current operating and control environment;

•	detect risks which are not sufficiently mitigated and identify the need for (additional) remedial actions; and

•	promote transparency and accountability with regard to operational risk.

Risk Measurement

By considering the inherent and residual operational risks, all available and relevant data, and the results of the core Operational Risk Management Framework programs, the Company measures both the potential expected and unexpected exposures. The qualitative and quantitative measures are used to establish an operational risk profile for the organization, escalate risks that may be exceeding agreed tolerances, prioritize the remedial actions and identify other mitigating options.

Risk Mitigation

The Company may seek varied approaches to mitigating its operational risks including discreet action plans, insurance coverage, and holding economic capital.

By maintaining an effective Operational Risk Management Framework, the Company is able to more readily identify current or increasing risks and be more pro-active in mitigating those risks with discreet action plans. Based on the severity and likelihood of those risks, senior management may prioritize the actions and direct resources as needed. Those plans are monitored by the Operational Risk department to completion.

As deemed prudent, the Company seeks to mitigate the financial effect of certain potential operational risks through insurance coverage. Insurance policies are mapped to its operational risks and are reviewed on an annual basis by the Insurance Risk Manager, who reports directly to the Chief Risk Officer, to ensure they are aligned to the current potential risks of the organization.

The Company’s approach to economic capital continues to evolve as the Company transforms and the regulatory and business environments change. The Company may choose to calculate and hold economic capital to meet regulatory expectations or mitigate its potential exposure to extreme but unexpected scenarios. By identifying its operational risk profile and utilizing its top-down assessment program to identify extreme but plausible risk scenarios, the Company is able to extrapolate a capital measure with an expected confidence level. The Company’s scenario analysis assessment program identifies extreme but plausible risk scenarios which are input into a model to extrapolate a capital measure with a given confidence level.

Risk Monitoring and Reporting

The Company evaluates changes to its operational risk profile and the effectiveness of the control environment, by monitoring, assessing, and reporting the results of the Operational Risk Management Framework, SOX Compliance, and Internal Audit programs on an ongoing basis. The results of the assurance programs are escalated to senior management and governance committees as appropriate.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of and for the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

In view of the inherent unpredictability of outcomes in legal and regulatory matters, particularly where (1) the damages sought are unspecified or indeterminate, (2) the proceedings are in the early stages or (3) the matters involve unsettled questions of law, multiple parties or complex facts and circumstances, there is considerable uncertainty surrounding the timing or ultimate resolution of these matters, including a possible eventual loss, fine, penalty or business impact associated with each matter. In accordance with ASC 450, Contingencies, the Company accrues amounts for legal and regulatory matters where it believes they present loss contingencies that are both probable and reasonably estimable. In such cases, however, the Company may be exposed to losses in excess of any amounts accrued and may need to adjust the accruals from time to time to reflect developments that could affect its estimate of potential losses. Moreover, in accordance with ASC 450, if the Company does not believe that the potential loss from a particular matter is both probable and reasonably estimable, it does not make an accrual and will monitor the matter for any developments that would make the loss contingency both probable and reasonably estimable. The actual results of resolving these matters may involve losses that are substantially higher than amounts accrued (and insurance coverage, if any).

Although the Company has made accruals for only some of the legal and regulatory matters, it believes that loss contingencies may, in the future, be reasonably possible for a number of these matters, including both matters for which no accruals have been made and matters for which they have. Under ASC 450, an event is “reasonably possible” if the chance of the event occurring is more than “remote” or “slight.” For matters as to which the Company believes a loss is reasonably possible and estimable, it currently estimates that the range of reasonably possible losses, in excess of amounts accrued, could be up to approximately $150.0 million in the aggregate. This estimated range, however, is subject to the following considerations. For one of these matters, although the Company believes that losses are reasonably possible, it is currently unable to make a reasonable estimate of such losses. The Company discusses this matter below under “Description of Particular Matters—In re: Platinum and Palladium Commodities Litigation.”

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

For the matters that are covered by the estimated range, the range reflects the following amounts. For some of the covered matters, where the Company believes it is able to do so, the Company has estimated the losses based on its current assessment of the particular facts and circumstances and legal issues relating to the matters as known and understood by the Company. For each of the remaining covered matters, however, the estimated range simply reflects the amount of compensatory damages claimed against the Company in the matter or, where such damages are not specified or the Company believes it is otherwise appropriate, the Company’s estimate of the value of the contract, account or transaction that is the subject of the matter. Although some of the covered matters include claims for punitive or statutory (e.g., treble) damages, the estimated range does not reflect any potential losses from claims of this kind because at this point the Company believes amounts are too remote or unpredictable. In addition, a number of covered matters involve claims or counterclaims relating to debit balances in customer accounts, in which the Company has asserted or intends to assert offsetting claims to recover the debits, and for matters of this kind the estimated range reflects only the net amount of the claims against the Company. Also, the estimated range does not reflect any potential losses from the matters described below in the Description of Particular Matters under the headings “Unauthorized Trading Incident of February 26/27 2008—Class Action Suits” (as to which the parties have agreed to a preliminary settlement, although the settlement remains subject to court approval and other conditions, and cannot be assured) and “Agape World” (which, as it relates to the Company, was dismissed by the lower court but remains subject to possible future appeal).

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

Description of Particular Matters

Unauthorized Trading Incident of February 26/27, 2008

One of the brokers of the Company’s U.S. operating subsidiary, MFGI, Evan Dooley, trading for his own account out of a Memphis, Tennessee branch office through one of MFGI’s front end order entry systems, Order Express, put on a significant wheat futures position during the late evening of February 26, 2008 and early morning of February 27, 2008. The positions were liquidated at a loss of $141.0 million on February 27, 2008. The trades were unauthorized and because the broker had no apparent means of paying for the trades, MFGI, as a clearing member of the exchange, was required to pay the $141.0 million shortfall (the “Dooley Trading Incident”). As a result of the Dooley Trading Incident:

•

Class Action Suits. The Company, Man Group plc (former shareholder and parent company), certain of its current and former officers and directors, and certain underwriters for the IPO have been named as defendants in five actions filed in the United States District Court for the Southern District of New York. These actions, which purport to be brought as class actions on behalf of purchasers of MF Global stock between the date of the IPO and February 28, 2008, seek to hold defendants liable under §§ 11, 12 and 15 of the Securities Act of 1933 for alleged misrepresentations and omissions related to the Company’s risk management and monitoring practices and procedures. The five purported shareholder class actions have been consolidated for all purposes into a single action. The Company made a motion to dismiss which had been granted, with plaintiff having a right to replead and/or appeal the dismissal. Plaintiffs made a motion to replead by filing an amended complaint, which was denied. Plaintiffs appealed. The Second Circuit Court of Appeals vacated the decision and remanded the case for further consideration. The parties engaged in mediation and have agreed to a preliminary settlement, which is subject to various customary conditions, including confirmatory discovery, preliminary approval by the United States District Court for the Southern District of New York, notice to class members, class member opt-out thresholds, a final hearing, and final approval by the District Court. The settlement provides for a total payment of $90.0 million to plaintiffs. Of this total payment, $2.5 million is payable by the Company and has been accrued.

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

Bank of Montreal (“BMO”)

On August 28, 2009, BMO instituted suit against MFGI and its former broker, Joseph Saab (as well as a firm named Optionable, Inc. (“Optionable”) and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims based upon allegations that Optionable and MFGI provided BMO with price indications on natural gas option contracts that BMO allegedly believed were independent but the indications had been provided by BMO’s trader, David Lee, and were passed on to BMO, thereby enabling Lee substantially to overvalue BMO’s natural gas options book. BMO further alleges that MFGI and Saab aided and abetted Lee’s fraud and breach of his fiduciary duties by sending price indications to BMO. There are additional separate claims against other defendants. The Complaint seeks to hold all defendants jointly and severally liable. Although the Complaint does not specify an exact damage claim, BMO claims that the cash loss resulting from Lee’s fraudulent trading activity, which allegedly could have been prevented had BMO received “correct pricing information”, is in excess of $500.0 million. In addition, BMO claims that it would not have paid brokerage commissions to MFGI (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the overvaluation of its natural gas options book but for defendants’ alleged conduct. All defendants, including MFGI, made a motion to dismiss the complaint, which was denied by the court.

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

Voiran Trading Limited

On December 29, 2008, the Company received a letter before action from solicitors on behalf of Voiran Trading Limited (“Voiran”) which has now brought an LME arbitration proceeding. The claimant alleges that the Company’s U.K. affiliate was grossly negligent in advice it gave to Voiran between April 2005 and April 2006 in relation to certain copper futures contracts and claims $37.6 million in damages. This arbitration is scheduled for 2012.

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

Phidippides Capital Management/Mark Trimble

In the late spring of 2009, MFGI was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Plaintiffs allege that Trimble and Phidippides engaged in a Ponzi scheme and that MFGI “materially aided and abetted” Trimble’s and Phidippides’ violations of the anti-fraud provisions of the Oklahoma securities laws. They are seeking damages in the amount of $20.0 million. MFGI made a motion to dismiss which was granted by the court. Plaintiffs appealed. The Court of Civil Appeals for the State of Oklahoma upheld MFGI’s dismissal. Plaintiffs filed a petition for certiorari with the Supreme Court of Oklahoma, which was denied. On July 15, 2011, plaintiffs filed a Third Amended Petition against MFGI and seek to assert or reassert claims against MFGI under the Oklahoma Securities Act and a new claim of common law negligence. It has reduced the damages claim to $7.0 million.

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

Marion Hecht as Receiver for Joseph Forte, L.P.

On December 21, 2010, Marion Hecht, as Receiver for Joseph Forte, L.P. (the “Partnership”), filed a complaint against MFGI in the United States District Court for the Eastern District of Pennsylvania that alleges one claim of negligence. Specifically, the complaint alleges that the Partnership had a trading account with MFGI and that MFGI violated its duties imposed by state law and under the Commodity Exchange Act by failing to recognize that the Partnership was not properly registered with the CFTC or the National Futures Association, or take reasonable action in response to a false claimed exemption, failing to require the Partnership to provide financial reports or other financial records, failing to make sufficient inquiries or take action regarding the registration when discrepancies in Partnership documents existed, failing to reasonably recognize or to take action upon the unusual activity in the Partnership account, and that MFGI’s conduct enabled the Partnership to operate a Ponzi scheme and cause damage to the investors. The Receiver claims MFGI caused losses in excess of $10.0 million. MFGI filed a motion to dismiss that was denied. MFGI has filed a motion for judgment on the pleadings.

In re: Agape World Inc. Bankruptcy

On January 28, 2011, Kenneth Silverman as Chapter 7 Trustee of Agape World, Inc. (a substantively consolidated bankruptcy estate of various Agape entities, collectively, “Agape”) filed a complaint against MFGI in the United States Bankruptcy Court, Eastern District of New York seeking to recover the transfers made by Agape to MFGI totaling $27.1 million plus any fees earned in connection with the trades. Specifically, the Trustee alleges that the transfers and the fees received by MFGI are recoverable as fraudulent conveyances because MFGI allegedly received these funds not in good faith. The basis for the alleged bad faith is that MFGI failed to conduct sufficient diligence when opening the account, failed to respond to red flags about how account principal Nicholas Cosmo was using Agape’s funds and failed to provide proper oversight and monitoring which, if conducted, would have caused termination of the accounts and trading, and prevented losses to the investors.

US Mortgage Corp et al. via Anthony Calascibetta as Liquidating Trustee

On February 22, 2011, Anthony Calascibetta, Liquidating Trustee for U.S. Mortgage Corp. and CU National Mortgage, LLC (“Debtors”) filed a complaint against MFGI in the United States Bankruptcy Court, District of New Jersey, seeking to avoid and recover transfers in the total amount of $4.8 million. Specifically, the complaint alleges the Debtors utilized MFGI in connection with the purchase and sale of securities, and that the sums expended for the securities are recoverable by the Liquidating Trustee as fraudulent transfers intended to hinder or defraud creditors of the Debtors, or under state law, and that MFGI intentionally disregarded unspecified facts that informed MFGI and its agents that the transfers in question were fraudulent and unauthorized. MFGI has filed a motion to dismiss. The Liquidating Trustee recently filed a motion to amend the complaint to seek recovery of an additional $1.6 million in transfers.

German Introducing-Broker Litigation

In recent years, two of the Company’s subsidiaries have been named as defendants in numerous lawsuits filed in German federal courts by plaintiffs who had accounts introduced by German introducing brokers. Plaintiffs allege that the introducing brokers had contractual relationships with the two subsidiaries, and executed equity options and other derivatives transactions for them through the subsidiaries, and that the subsidiaries should be liable for certain alleged tortious acts of both the introducing brokers and the subsidiaries. Plaintiffs seek to recover investment losses, statutory interest, attorney’s fees and costs. The Company has not conducted retail business through German introducing firms since 2006. None of the damages claimed by any individual claimant is material and to date many of the claims have been settled or adjudicated with minimal impact on the Company, however, the number of these lawsuits has increased in the past year. In addition, in 2010, the German Supreme Court ruled in favor of plaintiffs in a similar case against another firm and since that time the trend in cases involving the Company’s subsidiaries has increasingly been to find foreign clearing brokers liable for the alleged tortious conduct of local introducing brokers.

Other Matters

In addition to the matters described above, the Company and its subsidiaries currently are, and in the future may be, named as defendants or otherwise made parties to various legal actions and regulatory matters that arise in the ordinary course of business. Aside from the matters described above under “Description of Particular Matters” and those reflected in the estimated range of reasonably possible losses, the Company does not believe, on the basis of management’s current knowledge and assessments, that it is party to any pending or threatened legal or regulatory matters that, either individually or in the aggregate, after giving effect to applicable accruals and any insurance coverage, will have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

Item 1A.	RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see information in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. If any of the risks discussed in the Company’s 2011 Form 10-K actually occur, its business, financial condition, operating results or cash flows could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit Number	Description

Exhibit 10.1	$300,000,000 Revolving Credit Facility, dated as of June 29, 2011, among MF Global Inc., MF Global Holdings Ltd., MF Global Finance USA Inc., the Several Lenders from Time to Time Parties thereto, Harris N.A., Citigroup Global Markets Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A.

Exhibit 10.2	Security Agreement, dated as of June 29, 2011, by and among MF Global Inc. and JPMorgan Chase Bank, N.A.

Exhibit 10.3	Guaranty, dated as of June 29, 2011, made by each of MF Global Holdings Ltd., MF Global Inc., and MF Global Finance USA Inc. in favor of JPMorgan Chase Bank, N.A. and the lenders party to the $300,000,000 Revolving Credit Facility.

Exhibit 31.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Henri J. Steenkamp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Henri J. Steenkamp, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD.

By:	/s/ Jon S. Corzine
Name:	Jon S. Corzine
Title:	Chief Executive Officer

By:	/s/ Henri J. Steenkamp
Name:	Henri J. Steenkamp
Title:	Chief Financial Officer

Date: August 3, 2011