Form 10-Q/A
period 2011-06-30
MF Global Holdings Ltd.
filed 2011-09-01
CIK 1401106

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 3, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the unaudited consolidated financial statements and related notes from MF Global Holdings Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL).

No other changes have been made to the Form 10-Q other than those described above. Except as provided below under “Additional Information”, this Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

ADDITIONAL INFORMATION

As previously disclosed, the Company is required to maintain specific minimum levels of regulatory capital in its operating subsidiaries that conduct its futures and securities business, which levels its regulators monitor closely. The Company was recently informed by the Financial Industry Regulatory Authority, or FINRA, that its regulated U.S. operating subsidiary, MF Global Inc., is required to modify its capital treatment of certain repurchase transactions to maturity collateralized with European sovereign debt and thus increase its required net capital pursuant to SEC Rule 15c3-1. MF Global Inc. has increased its net capital and currently has net capital sufficient to exceed both the required minimum level and FINRA’s early-warning notification level. The Company does not believe that the increase in net capital will have a material adverse impact on its business, liquidity or strategic plans. In addition, the Company expects that its regulatory capital requirements will continue to decrease as the portfolio of these investments matures, which currently has a weighted average maturity of April 2012 and a final maturity of December 2012.

Item	6. Exhibits

Exhibit Number	Description

10.1*	$300,000,000 Revolving Credit Facility, dated as of June 29, 2011, among MF Global Inc., MF Global Holdings Ltd., MF Global Finance USA Inc., the Several Lenders from Time to Time Parties thereto, Harris N.A., Citigroup Global Markets Inc., Bank of America, N.A., and JPMorgan Chase Bank, N.A.

10.2*	Security Agreement, dated as of June 29, 2011, by and among MF Global Inc. and JPMorgan Chase Bank, N.A.

10.3*	Guaranty, dated as of June 29, 2011, made by each of MF Global Holdings Ltd., MF Global Inc., and MF Global Finance USA Inc. in favor of JPMorgan Chase Bank, N.A. and the lenders party to the $300,000,000 Revolving Credit Facility.

31.1*	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Henri J. Steenkamp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jon S. Corzine, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2*	Certification of Henri J. Steenkamp, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on August 3, 2011.
**	Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MF GLOBAL HOLDINGS LTD

By:	/S/ HENRI J. STEENKAMP
Name:	Henri J. Steenkamp
Title:	Chief Financial Officer and Principal Accounting Officer

Date: September 1, 2011